Form 10-K
period 2000-12-31
WASTE HOLDINGS INC
filed 2001-04-02
CIK 1125845

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                                   (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934 for the fiscal year ended December 31, 2000 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from _______________
                              to __________________

                         Commission file number 0-22417

                             WASTE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               NORTH CAROLINA                        56-0954929
          (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)


                          3301 BENSON DRIVE, SUITE 601
                          RALEIGH, NORTH CAROLINA         27609
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (919) 325-3000
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      common stock (no par value per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on March 19, 2001, on the NASDAQ National Market System was approximately $86,921,570 as of such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of March 19, 2001 the registrant had outstanding 13,120,237 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

                   NOTE RELATING TO FORWARD-LOOKING STATEMENTS

Statements in this annual report on form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. These statements and other statements made elsewhere by the company or its representatives, which are identified or qualified by words such as "likely," "will," "suggests," "expects," "may," "believe," "could," "should," "would," "anticipates," "plans" or similar expressions, are based on a number of assumptions. Actual events or results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the company's other sec filings and including, in particular: ability to manage growth; the availability and integration of acquisition targets; weather conditions; competition; geographic concentration; and government regulation. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION


     Waste Industries is a regional, vertically integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services to commercial, industrial and residential customer locations in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida. Our principal operations as of December 31, 2000 consisted of 42 collection operations, 24 transfer stations, approximately 100 county convenience drop-off centers, eight recycling facilities and nine landfills, serving more than 360,000 municipal, residential, commercial and industrial customer locations.

     Members of the senior management team founded Waste Industries in 1970 and are recognized for their leadership roles throughout the solid waste management industry and trade organizations. Our management team collectively has over 196 years of experience in the solid waste industry and over 135 years with Waste Industries.


Recent Developments

     During 2000, we made seven acquisitions and sold one collection operation. For more detail on these transactions, see "2000 Acquisitions" starting on page 6.

     Total revenues increased $27.7 million, or 12.9%, for the twelve-month period ended December 31, 2000, compared to the same period in 1999. However, net income decreased $4.4 million, or 36.3%, for the twelve-month period ended December 31, 2000, compared to the same period in 1999. For more detail on our results of operations and the causes of these changes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" starting on page 22.

     We intend to effect a holding company reorganization in the near future. Waste Industries will merge into Waste Industries MergeCo, LLC, a wholly-owned subsidiary of Waste Holdings, Inc., a North Carolina corporation established by Waste Industries for the purpose of becoming our parent holding company. Shareholders of Waste Industries approved the holding company reorganization on January 30, 2001 and we expect to effect the merger and complete the reorganization on March 31, 2001. In the reorganization, each share of Waste Industries common stock will automatically be converted into one share of Waste Holdings common stock.

Industry Overview

     In recent years, the solid waste collection and disposal industry has undergone a period of significant consolidation and integration. We believe that this consolidation and integration has been caused primarily by:

        o increasingly stringent environmental regulation and enforcement resulting in increased capital requirements for collection companies and landfill operators;

        o the ability of larger integrated operators to achieve certain economies of scale;

        o the increased integration of collection, transfer, disposal and recycling capabilities; and

        o the continued privatization of solid waste collection and disposal services by municipalities and other governmental bodies and authorities.

     Despite the considerable consolidation and integration that has occurred in the solid waste industry in recent years, we believe, based on our experience in the industry, that the industry remains primarily regional in nature because of the localized nature of collecting and disposing of waste and highly fragmented because of the many small competitors in many markets.

     The increasingly stringent industry regulations, such as the Subtitle D Regulations, have resulted in rising operating and capital costs and have caused consolidation and acquisition activities to accelerate in the solid waste collection and disposal industry. Many of the smaller industry participants have found these costs difficult to bear and have decided to either close their operations or sell them to larger operators. In addition, Subtitle D requires more stringent engineering of solid waste landfills including liners, leachate collection and monitoring and gas collection and monitoring. These ongoing costs are coupled with increased financial reserves from solid waste landfill operators for closure and post-closure monitoring. As a result, we believe, based on our market research, the number of solid waste landfills is declining while the size of solid waste landfills is increasing.

     In many markets in which we operate or intend to expand, competitive pressures are forcing operators to become more efficient by establishing an integrated network of solid waste collection operations and transfer stations, through which we secure solid waste streams for disposal. Operators have adopted a variety of disposal strategies, including owning landfills, establishing strategic relationships to secure access to landfills, or by otherwise capturing significant waste stream volumes to gain leverage in negotiating lower landfill fees and securing long-term contracts with high capacity landfills on most favored pricing status terms.

     In the Southeastern U.S. solid waste market, which is our market, city and county governments have historically provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to privatize or contract out their collection and disposal services to the private sector. Landfills, transfer stations and incinerators located in our market area, which is the Southeastern market, are predominantly municipally owned. The Southeastern market is currently undergoing significant economic and population growth. Certain of the states in the Southeastern U.S. exceed the national average in terms of economic growth as measured by gains in jobs, personal income and population.

     There is an increasing trend at the state and local levels to encourage waste reduction at the source and to prohibit the disposal of certain types of wastes, such as yard wastes and recyclable materials, at landfills. For example, North Carolina, South Carolina and Virginia have each established quantifiable goals and time frames to reduce the solid waste disposed of in their respective landfills. We believe, based on our experience in the industry, that these trends and laws have created significant opportunities for solid waste services companies to provide additional recycling services to generators of solid waste who are not otherwise able to dispose of such waste.


Strategy

     Our objective is to build the premier solid waste services company in the Southeastern U.S. by expanding our operations and capitalizing on our strong market presence. Our strategy for achieving this objective is:

        o to generate internal growth by adding customers and services to our existing operations;

        o to acquire solid waste collection companies, customers and, under appropriate circumstances, landfills in existing and new areas of our target market; and

        o to increase operating efficiencies and enhance profitability in our existing and acquired operations.

     We intend to implement this strategy as follows:


Internal Growth

     In order to continue to achieve internal growth, we will focus on increasing sales penetration in current and adjacent market areas, marketing upgraded or additional services (such as on-site solid waste compaction) to existing customers and implementing selective price increases. We are the first or second largest provider, in terms of market share, of waste services in the majority of the markets in which we operate. Current levels of population growth and economic development in the Southeastern U.S. and our strong market presence should provide an opportunity for us to increase revenues and market share in our region. As customers are added in existing markets, our density is improved, which should increase our collection efficiencies and profitability. At December 31, 2000, we had an approximately 48-person sales force dedicated to maintaining and increasing our sales to new and existing commercial, industrial, municipal and residential customers.

     An important part of our internal growth strategy is to operate transfer stations strategically located throughout our geographic area to improve our consolidation of collected solid waste and permit us to deliver the collected solid waste to landfills where we have negotiated favorable volume rates with landfill operators. At December 31, 2000, we operated 24 transfer stations, six of which we own. By operating transfer stations, we engage in direct communication with municipalities that own the transfer stations regarding waste disposal services, better positioning us to gain additional business in our markets in the event any of these municipalities privatize their solid waste operations. To the extent we are unable to operate existing transfer stations owned by municipalities, we would consider constructing our own transfer station. We currently have one transfer station under construction.


Expansion Through Acquisitions

     Our strategy for growth includes:

        o "tuck-in" and other acquisitions of solid waste collection companies and customers in existing and adjacent markets;

        o the acquisition of solid waste collection companies and customers in new markets; and

        o     the acquisition of landfills in certain circumstances.

     We seek to acquire companies with a significant market presence, high service standards and an experienced management team willing to remain with Waste Industries.

     Based on our market research, we believe that numerous "tuck-in" acquisition opportunities exist within our current market area. A "tuck-in" acquisition refers to an acquisition in which we acquire a solid waste collection company, a division of a company or certain customers of a company located in our existing market area, and integrate the acquired operations or customers into the operations of one of our existing branch facilities. These acquisitions have become an integral part of the industry competitive model due to the efficiencies involved. Such acquisitions, if consummated, provide us with opportunities to improve market share and route density.

     As we enter new markets through acquisitions, we intend to continue to implement a regional expansion strategy. The regional expansion strategy provides us with a base of operations to grow internally through price increases, providing additional services to existing customers, adding new private and public customers and tuck-in acquisitions. We can then expand our presence in the targeted region by adding solid waste collection and transfer operations in regional markets adjacent to or contiguous with the new location. Because our goal is to increase the scale of our operations through internal growth and through the acquisition of other solid waste businesses, we might experience periods of rapid growth with significantly increased staffing requirements. Such growth, if it were to occur, could place a significant strain on our management and on our operational, financial and other resources. Our ability to maintain and manage our growth effectively will require us to expand our management information systems capabilities and improve our operational and financial systems and controls. Moreover, we will need to attract, train, motivate, retain and manage our senior managers, technical professionals and other employees. Any failure to expand our management information systems capabilities and our operational and financial systems and controls or to recruit appropriate additional personnel in an efficient manner at a pace consistent with any business growth we may experience would have a material adverse effect on our company.

     We currently intend to focus on internal growth, supplemented by tuck-in acquisitions in our existing markets. We expect acquisitions in new markets to be more limited than in the last two years. We continue to examine opportunities to expand our presence in new and existing markets in the Southeastern U.S. There can be no assurance that we will be able to identify suitable acquisition candidates or, if identified, negotiate successfully their acquisition. If we fail to implement successfully our acquisition strategy, our growth potential will be limited.

     The recent consolidation and integration activity in the solid waste industry, as well as the difficulties, uncertainties and expenses relating to the development and permitting of solid waste landfills and transfer stations, has increased competition for the acquisition of existing solid waste collection, transfer and disposal operations. Increased competition for acquisition candidates might result in fewer acquisition opportunities being made available to us as well as less advantageous acquisition terms, including increased purchase prices. These circumstances might increase acquisition costs to levels beyond our financial capability or pricing parameters that, as to acquisitions made by us, might have an adverse effect on our results of operations. Many of our competitors for acquisitions are larger, better known companies with significantly greater resources than we have. We also believe, based on our experience, that a significant factor in our ability to consummate acquisitions will be the relative attractiveness of shares of our common stock as an investment instrument to potential acquisition candidates. This attractiveness will, in large part, be dependent upon the relative market price and capital appreciation prospects of our common stock compared to the equity securities of our competitors.

     We have been in the past two years and expect to continue to be actively engaged in identifying solid waste landfill acquisition candidates in the Southeastern U.S., although the number of candidates is limited in our current market area. Based on our experience in the industry, we believe that the successful acquisition of landfills will provide us with opportunities to integrate vertically our collection, transfer and disposal operations while improving operating margins. Generally, we will evaluate a landfill target by determining, among other things, whether access to the landfill is economically feasible from our existing market areas either directly or through strategically located transfer stations, expected landfill life, the potential for landfill expansion, and current disposal costs compared with the cost to acquire the landfill. In addition, where the acquisition of a landfill site is either not available or not economically feasible, we seek to enter into long-term disposal contracts with facilities that are located in proximity to our market areas.


Operating Enhancements

     We have implemented advanced management information systems, financial controls, shared support services and benchmarking systems designed to improve productivity, efficiency and profitability of our existing and acquired operations. Each branch facility has on-line real time access to our financial, operating, cost and customer information. This access enables our managers to evaluate continuously our performance record and to establish benchmarks in all phases of our operations. Management utilizes these systems to:

        o     improve collection and transportation efficiencies;

        o     enhance equipment and personnel utilization;

        o     reduce equipment acquisition and maintenance costs;

        o reduce disposal costs by maximizing waste streams directed to lower cost landfills;

        o     timely monitor and collect customer accounts; and

        o provide current information to our sales force to ensure properly structured pricing for new customers.

     Through the utilization of our systems and controls, we will continue to manage our landfill disposal costs and to negotiate long-term disposal contracts with Subtitle D landfill operators. In addition, we have developed an extensive network of transfer stations that we use to consolidate waste streams to gain greater leverage in negotiating landfill disposal fees. As of December 31, 2000, approximately 30% of our waste volume was directed through transfer stations owned or operated by us.


Acquisition Program

     From 1990 through December 31, 2000, we acquired, either by merger or asset purchase, 58 solid waste collection or disposal operations, with seven being acquired in 2000, 15 being acquired in 1999 and 13 in 1998. We have developed a set of financial, geographic and management criteria designed to assist management in the evaluation of acquisition candidates engaged in solid waste collection and disposal. These criteria evaluate a variety of factors, including, but not limited to:

        o     historical and projected financial performance;

        o     internal rate of return, return on assets and return on revenue;

        o experience and reputation of the candidate's management and customer service reputation and relationships with the local communities;

        o     composition and size of the candidate's customer base;

        o whether the geographic location of the candidate will enhance or expand our market area or ability to attract other acquisition candidates;

        o whether the acquisition will augment or increase our market share or help protect our existing customer base;

        o any synergies gained by combining the acquisition candidate with our existing operations; and

        o     liabilities of the candidate.

     We have an established integration procedure for newly acquired companies designed to effect a prompt and efficient integration of the acquired business while minimizing disruption to our ongoing business and that of the acquired business. Once a solid waste collection operation is acquired, programs designed to improve collection and disposal routing, equipment maintenance and utilization, employee productivity, operating efficiencies and overall profitability are implemented. To improve an acquired business' operational productivity, administrative efficiency and profitability, we apply the same benchmarking programs and systems to the acquired business as are employed at our existing operations. We also solicit new commercial, industrial and residential customers in areas within and surrounding the markets served by the acquired collection operations as a means of further improving operating efficiencies and increasing the volumes of solid waste collected by the acquired operation. We typically attempt to retain the acquired company's management and key employees and to decentralize operations, while consolidating administrative and management information systems through our corporate offices.

     Prior to completing an acquisition, we perform extensive environmental, operational, engineering, legal, human resource and financial due diligence. All acquisitions are subject to initial evaluation and approval by our management before being recommended to the Board of directors.

                                         Year        Principal
          Company                      Acquired      Business                      Location                 Market Area
----------------------------        -----------    ------------                   ------------         ----------------------
Trash Busters, LLC                   2000          Commercial Collections         Greycourt, SC        Greenville, Spartanburg
                                                                                                       Anderson and Lauren Counties

J & B Partnership, LLC               2000          Transfer Operations            Spartanburg, SC      Spartanburg County


Loveless and Loveless                2000          Construction and               Greycourt, SC        Greenville, Spartanburg
                                                   Demolition Landfill                                 Anderson and Lauren Counties

Sampson County Landfill              2000          Municipal Solid Waste          Roseboro, NC         Eastern NC
                                                   and Construction and
            and                                    Demolition Landfill;
     Fayetteville Hauling            2000          Industrial Collection          Hope Mills, NC       Cumberland and Sampson
                                                   Convenience Site                                    Counties

Safeguard Landfill                   2000          Construction and               Atlanta, GA          Greater Atlanta Area
Management, Inc.                                   Demolition Landfill

Black Creek Transfer Station         2000          Transfer Operations            Wilson, NC           Johnston and Wilson
                                                                                                       Counties

Shamrock Environmnetal, Inc.         2000          Industrial and Commercial      Oglethorpe, GA       Southwest Georgia
                                                   Collection and Transportation
                                                   Services

     2000 Acquisitions

     On March 1, 2000, we acquired Trashbusters, LLC for approximately $900,000 in cash. This tuck-in acquisition further expands our existing operations in our Easley, South Carolina facility, which serves the Greenville/Spartanburg area.

     On March 23, 2000, we acquired a construction and demolition landfill in the Greenville/Spartanburg, South Carolina area from South Eastern Associates, Inc. known as Loveless & Loveless, for $2.3 million in cash. This acquisition provided us with our seventh landfill.

     On March 23, 2000, we acquired substantially all of the assets of J&B Partnership, LLC for $500,000 in cash. This tuck-in to our Easley, South Carolina facility provided transfer operations for the Greenville/Spartanburg area.

     On May 30, 2000, through an asset swap, we acquired the Sampson County Landfill, a municipal solid waste landfill in Roseboro, North Carolina, and a collection operation as a tuck-in to our existing Fayetteville, North Carolina operation, from Allied Waste Industries for $27.4 million in cash. Simultaneously, we sold our collection operations in Ooltewah, Tennessee and Dalton, Georgia to Allied Waste Industries for $9.9 million in cash. This acquisition provided us with our eighth landfill.

     On June 23, 2000, we acquired a construction and demolition landfill in Atlanta, Georgia from Safeguard Landfill Management, Inc. for $7.3 million in cash. This acquisition provides us with our ninth landfill.

     On July 21, 2000, we acquired a transfer station in Wilson County, North Carolina from a subsidiary of Allied Waste Industries, Inc. for approximately $2.2 million in cash.

     On September 1, 2000, we acquired all of the outstanding capital stock of Shamrock Environmental, Inc., a waste-hauling operation serving the Macon, Georgia area, for approximately $1.7 million in cash.

     We primarily used borrowings under our revolving credit facility to fund acquisitions during 2000.


Recent Acquisitions

     On March 1, 2001, we acquired commercial routes in Memphis and Nashville, Tennessee, Augusta, Georgia, Pensacola, Florida and Norfolk, Virginia from Allied Waste Industries, Inc. for approximately $5.5 million in cash.

Contracts Program

     We currently have approximately 246 municipal contracts. We believe that opportunities for gaining larger contracts are increasing due to trends among municipalities to privatize or outsource solid waste services. In most cases, only larger disposal services companies such as Waste Industries are financially acceptable to the municipality. Historically, in the Southeastern U.S., city and county governments have provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to privatize or contract out their collection and disposal services to the private sector. Typically, these contracts are competitively bid and have initial terms of one to five years. In bidding for large contracts, our management team draws on its experience in the waste industry and its knowledge of local service areas in existing and target markets. We engage in extensive due diligence using our advanced management information systems and productivity and cost modeling analyses to respond to requests for proposals to provide services. Our regional managers are responsible for managing the relationships with local governmental officials within their respective service area and sales representatives may be assigned specific municipalities for coverage. We may be required to bid for renewal of a contract previously awarded to us, or in certain cases to renegotiate the contract as a result of changed market conditions. During 2000, we retained approximately 75% of our municipal contracts that were up for bid or renewal.


Services

     Commercial, Industrial and Residential Waste Services

     We provide commercial and industrial collection and disposal services under one-year to five-year service agreements. Fees are determined by such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in our markets for similar service. Collection of larger volumes associated with commercial and industrial waste streams generally helps improve our operating efficiencies and, through consolidation of these volumes, we can negotiate more favorable disposal prices. Our commercial and industrial customers utilize portable containers for storage thereby enabling us to service many customers with fewer collection vehicles. Commercial and industrial collection vehicles normally require one operator. We provide two to eight cubic yard containers to commercial customers and 10 to 42 cubic yard containers to industrial customers. As a part of the services provided by Waste Industries and for an additional fee under our waste services contract, we install stationary compactors that compact waste prior to collection on the premises of a substantial number of large volume customers. No single commercial or industrial contract is individually material to our results of operations.

     Our residential solid waste collection and disposal services are performed either on a subscription basis with individual households, or under contracts with municipalities, homeowners associations, apartment owners or mobile home park operators. Municipal contracts grant us the right to service all or a portion of the residences in a specified community or to provide a central repository for residential waste drop-off. We had approximately 246 municipal contracts in place as of December 31, 2000. No single municipal or other residential contract is individually material to our results of operations. Municipal contracts in our market areas are typically awarded on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Residential contract fees are based primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in its markets for similar service. Municipal collection fees are paid either by the municipalities from tax revenues or through direct service charges to the residents receiving the service.

     At December 31, 2000, we owned and operated nine solid waste landfills in Florida, Georgia, Mississippi, North Carolina and Tennessee. Our landfill facilities are designed and operated to meet federal, state and local regulations in all material respects and we believe each of our landfill sites are in compliance with current applicable state and federal Subtitle D regulations in all material respects. None of our landfills are permitted to accept hazardous waste.

     Transfer Station Services

     The 24 transfer stations operated by Waste Industries at December 31, 2000 receive, compact and transfer solid waste to larger company-owned vehicles for transport to landfills. We believe that transfer stations benefit us by:

        o     providing access to multiple landfills;

        o     improving utilization of collection personnel and equipment;

        o concentrating the waste stream to gain leverage in negotiating for more favorable disposal rates; and

        o building relationships with municipalities that can lead to opportunities for additional business in the future.

     Depending on the location, size and local regulatory environment, transfer stations can be constructed for as little as $150,000 for a small rural facility or as much as $1.0 million for larger sites. We believe that we have obtained all permits and authorizations necessary to operate our existing transfer stations and that each of our existing transfer stations has been operated in compliance in all material respects with applicable environmental regulations.

     At December 31, 2000, we owned six of the transfer stations we operate, and operate the remaining 18 transfer stations pursuant to operating agreements. These operating agreements have terms ranging from annual one-year renewals to an indefinite period. We generally receive a fixed monthly operating fee for our services under these agreements, together with a variable fee based upon the number of hauls made by us from the station. At December 31, 2000, approximately 86% of waste directed to the transfer stations operated by us is delivered by third parties, who pay us a fee based on the tonnage delivered. Control of these third-party waste streams coupled with our waste stream adds to our bargaining power in our negotiations for favorable solid waste disposal rates with landfill operators.

     Recycling Services

     Recycling involves the removal of reusable materials from the waste stream for processing and sale in various applications. Based on our experience in the industry, we believe that recycling will continue to be an important component of local and state solid waste management plans as a result of the public's increasing environmental awareness and expanding regulations mandating or encouraging waste recycling. We offer commercial, industrial and residential customers recycling for office paper, cardboard, newspaper, aluminum and steel cans, plastic, glass, pallets and yard waste. At December 31, 2000, we operated approximately 100 convenience sites where residents can dispose of recyclables. These commodities are delivered either to third-party processing facilities in exchange for a fee or to one of eight facilities operated by us for processing prior to resale.

     At December 31, 2000, less than 3% of our waste stream was recycled. Through a centralized effort, we resell recycled waste products using commercially reasonable practices and seek to manage commodity-pricing risk by spreading the risk among our customers. The resale prices of, and demand for, recyclable commodities, particularly wastepaper, can be volatile and subject to changing market conditions. Accordingly, our results of operations will be affected, and might be affected materially, by changing resale prices or demand for certain recyclable commodities, particularly wastepaper. These changes might also contribute to significant variability in our period-to-period results of operations.

     Convenience Sites and Other Specialized Services

     In 1982, we developed the concept of a convenience site in response to increasing volumes of waste dumped randomly in rural areas. Each site typically consists of a ramp for easy disposal access, a trash compactor and trash and recycling containers. Most sites have posted operating hours during which Waste Industries personnel assist residents with the deposit of waste and recyclables while monitoring the types of waste deposited at the sites. Because these convenience sites reduce the amount of trash dumped along roads and adjacent to recreational areas, we believe that county and local governments will contract for these sites to be strategically located. At December 31, 2000, we operated approximately 100 convenience sites located in 14 counties in our market area.

     In addition, we have increased our efforts to secure additional contracts to manage comprehensive disposal services for large corporations and municipalities. For example, after thorough review and evaluation, we might provide a lump sum quote for handling all the waste in a company's facility. This would include source separating various wastes into commodities for resale and non-recyclables for disposal. The process of sorting at the source, processing through a compaction system and scheduling waste and recyclable removals only when the containers are full reduces our cost and increases our operating efficiency. Furthermore, confidential documents can be controlled throughout the process and destroyed to the customer's satisfaction.


Operations

     Branch Facility Structure

     Based on our experience in the industry, we believe that a branch facilities structure retains decision-making authority close to the customer, which enables us to identify customers' needs quickly and implement cost-effective solutions. Furthermore, we believe that it provides a low-overhead, highly efficient operational structure that allows us to branch into geographically contiguous markets and operate in small communities which larger competitors might not find attractive. Based on our experience in the industry, we believe that branch facilities and decentralized management of operations provide us with a strategic competitive advantage given the relatively rural nature of the Southeastern U.S.

     We deliver our waste services from branch locations, in contiguous service areas, which permit our branch facilities to provide back-up services and support to one another. Each manager of a branch facility has autonomous service and decision-making authority for the local market area. Each designated division is overseen by a division manager and a division controller, who is typically located at one of our branch facilities. Effective January 1, 2001, the branch network was realigned into the divisions set forth below:

                                                   COLLECTION OPERATIONS
---------------------------------------------------------------------------------------------------------------------------------

       Central Division           South Division         East Division                       GeorgiaDivision
       ----------------           --------------         -------------                       ---------------
        Danville, VA              Bolivia, NC            Elizabeth City, NC                  Albany, GA
        Durham, NC                Conway, SC             Goldsboro, NC                       Alpharetta, GA
        Garner, NC                Hope Mills, NC         Greenville, NC                      Americus, GA
        Graham, NC                Summerville, SC        Jacksonville, NC                    Dawson, GA
        Greensboro, NC            Sumter, SC             Kinston, NC                         Douglas, GA
        Henderson, NC             Wilmington, NC         Newport, NC                         Easley, SC
        Huntersville, NC                                 Norfolk, VA (2)                     Lilburn, GA
        Morrisville, NC                                  Rocky Mount, NC                     Moultrie, GA
        Oxford, NC                                       Wilson, NC                          Oglethorpe, GA
        Wytheville, VA                                                                       Warner Robbins AFB, GA
                                                                                             Warner Robbins, GA

        Mississippi Valley Division
        ---------------------------
        Biloxi, MS
        Crossville, TN
        Decatur, TN
        Mobile, AL
        Olive Branch, MS

                                                         DISPOSAL OPERATIONS
---------------------------------------------------------------------------------------------------------------------------------

        North Carolina Landfill                          Mississippi Valley Division         Georgia Division
        -----------------------                          ---------------------------         ----------------
        Durham, NC                                       Biloxi, MS                          Atlanta, GA
        Roseboro, NC                                     Decatur, TN                         Douglas, GA
                                                         Olive Branch, MS                    Greycourt, SC
                                                                                             Jacksonville, FL

     Our managerial philosophy centers on the principle that customers' needs can best be served at the local level by a staff of well-trained personnel led by a branch manager. Each branch manager is responsible for implementing sales programs, maintaining service quality, promoting safety in the branch's operations and overseeing the day-to-day operations for the branch, including contract administration. Branch managers also assist division managers in identifying potential acquisition candidates. Frequently, the branch manager is also the branch facility's sales manager; but in larger market areas, branch facilities will have one or more sales persons. Branch managers are compensated based on the performance of their branch. Each branch manager reports to a division manager or Vice President, who reports directly to our President.

     In addition to delivering our services, branch staff responsibilities include setting up customer accounts, answering customer questions, processing accounts payable and maintaining accurate payroll and personnel information. Maintenance support for collection equipment is also provided at the branch facility. The facility size, number of maintenance personnel and capabilities are determined by the number of vehicles operated and the type of services provided within the branch facility's market area.

     On a monthly basis, the corporate and/or division officers meet with each branch manager to discuss and evaluate the branch operations. This evaluation is conducted through the use of flash reports on a weekly basis at the branch and division levels. Flash reports highlight key operating data such as employee-hours, overtime hours, truck hours, revenues and extraordinary costs. These meetings are oriented to identifying trends, opportunities and strategies in the branch facility's proximate geographic area. Using a decentralized approach, but with strong division and corporate monitoring and strict budgetary and operating guidelines and quality control standards, each branch manager has the authority to exercise discretion in business decisions. Our management information systems provide corporate management timely oversight of branch performance.

     Information Technologies

     A cornerstone of our desire to deliver responsive and cost-effective waste services is our management information systems network. Many of our information systems, controls and services are designed to assist branch facilities' personnel in making decisions based upon centralized information. Financial control is maintained through personnel, fiscal and accounting policies that are established at the corporate level for implementation at the branch locations. Our systems allow for centralized billing and collection through a lock-box system, thus enhancing cash management. An internal audit program monitors compliance with our policies and the benchmarks are monitored continuously using an advanced management information system. This information system links our IBM AS/400 computer to each branch using satellite technology which allows each branch on-line, real-time financial, productivity, maintenance and customer information.


     Support Services

     In order to ensure focus at the branch facility level and to support branch operations, we established our Support Services Team in 1995. Support services include:

        o     safety and training services;

        o     risk management;

        o     capital expenditure evaluation;

        o     human resources services;

        o     equipment maintenance;

        o     location of most economical disposal facilities;

        o     purchasing;

        o     sales and marketing support;

        o     productivity analysis;

        o     research and development services; and

        o     acquisition due diligence.

     The Support Services Team provides significant assistance to the branch facilities in the integration of newly acquired operations and in securing new and retaining existing customers. Successful integration of an acquired business is critical to achieving operational and administrative efficiencies and improved profitability of the incremental business.

     Support services include a comprehensive safety and risk management program that has strong management support and includes strict safety rules and policies, accident investigations, tracking and statistical analysis, employee safety awards, branch safety committees and random facility inspections by both corporate staff and an outside loss control specialist.

     Management believes that its safety program has resulted in accident rates and insurance loss ratios that are consistently lower than industry averages.


     Landfill and Other Disposal Alternatives

     At December 31, 2000, we used approximately 100 landfill disposal sites in the markets we serve, and we owned and operated nine of these landfill sites. We have historically opted to contract for landfill services due to the availability of disposal space at favorable tipping fees in close proximity to our current markets. In some markets, we have been able to control disposal costs by negotiating long-term disposal contracts with Subtitle D landfill operators. In addition, we operate an extensive network of transfer stations to consolidate waste streams and receive volume discounts on disposal costs.

     Based on our market research, we believe that many landfills not in compliance with Subtitle D Regulations will close in our market area in the next few years. Despite this, the absolute volume of disposal capacity is increasing due both to the expansion of capacity at existing landfills and the opening of new landfills. Landfill operators are aggressively soliciting solid waste volumes to ensure cash flows sufficient to support the expansion costs and other capital expenditures made to achieve compliance with the provisions of Subtitle
D. Based on our market research, we believe there will continue to be a significant supply of low-cost disposal capacity in our current markets and that by controlling a large volume of the waste stream we will be able to continue to negotiate favorable disposal costs. We plan to continue to secure long-term disposal contracts with Subtitle D landfill operators and to continue expansion of transfer stations. Transfer stations allow us access to additional disposal sites and are substantially less expensive to develop than landfills. Based on our experience in the industry, we believe that landfills that have been targeted for closure might provide prime sites to develop transfer stations.

     We acquired three landfills in 2000. We might acquire other existing landfills or we might develop landfills or partner with an experienced landfill operator for the acquisition, development or assumption of the operation of additional landfills. In our current markets, such action would be pursued if we believed that ownership or operation of a landfill in a particular market would provide significant cost benefits compared to our traditional system of consolidating waste and negotiating favorable disposal rates. In a new market, we may become a landfill owner or operator if that market lacks the amount of disposal capacity that we have experienced in our current markets.

     Alternatives to landfill disposal, such as recycling and composting, are increasingly being used. In addition, incineration is an alternative to landfill disposal in certain of our markets. There also has been an increasing trend at the state and local levels to mandate recycling and waste reduction at the source and to prohibit the disposal of certain types of waste, such as yard wastes, at landfills. These developments may result in the volume of waste being reduced in certain areas. North Carolina, South Carolina and Virginia have each adopted plans or requirements that set goals for specified percentages of certain solid waste items to be recycled. These recycling goals are being phased in over the next few years. These alternatives, if and when adopted and implemented, might have a material adverse effect on our business, financial condition and results of operations.


Landfill Closure and Post-Closure Costs

     We have financial obligations relating to closure and post-closure or remediation costs, or long-term care, for the landfill sites we now own and operate, and our obligations for these costs will increase if we decide to develop or acquire additional landfill sites in the future.

     Landfill closure and post-closure costs include estimated costs to be incurred for final closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. We estimate these future cost requirements based on our interpretation of the technical standards of the Environmental Protection Agency's Subtitle D regulations. While the precise amounts of these future obligations cannot be determined, at December 31, 2000, we estimate the total costs to be range from $41.1 million to $44.4 million for remediation, final closure of our operating facilities and post-closure monitoring costs. Our estimate of these costs is expressed in current dollars and is not discounted to reflect anticipated timing of future expenditures. We had accrued approximately $1.6 million and $2.7 million for such projected costs at December 31, 1999 and, 2000, respectively. At December 31, 2000, we had not paid any amounts out of these accruals. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we may acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operation.

Marketing and Sales

     We market our services locally through our regional and branch managers and approximately 48 direct sales representatives who focus on commercial, industrial and residential customers. We also obtain new customers from referral sources, our general reputation and local market print advertising. Leads are also developed from a construction reporting service, new building permits, business licenses and other public records. Additionally, each branch facility advertises in the yellow pages and other local business print media that cover its service area. A variety of methods are used to market services directly to individual households. Some branch locations have dedicated sales representatives that market residential services. We engage in direct mail campaigns and door-to-door marketing and work with real estate agents and developers to sell services to new developments. We recently installed telemarketing programs to sell residential services. All Waste Industries containers display the Waste Industries logo, name and telephone number. Additionally, we attend and make presentations at municipal and state conferences and advertise in governmental associations' membership publications.

     Our sales representatives visit customers on a regular basis and make sales calls to potential new customers. These sales representatives receive a significant portion of their compensation based upon certain incentive formulas. We emphasize providing quality services and customer satisfaction and retention, and believe that its focus on quality service will help retain existing and attract additional customers. Maintenance of a local presence and identity is an important aspect of our marketing plan, and many of our managers are involved in local governmental, civic and business organizations.

     No single customer of ours accounted for more than 4% of our revenues in 2000. We do not believe that the loss of any single customer would have a material adverse effect on our results of operations.


Competition

     The solid waste management industry is highly competitive, very fragmented and requires substantial labor and capital resources. Intense competition exists within the industry not only for collection, transportation and disposal volume, but also for acquisition candidates. The industry includes three large national waste companies: Waste Management, Inc.; Allied Waste Industries, Inc.; and Republic Services, Inc. There are several other public companies in the industry with annual revenue in excess of $100 million, including Casella Waste Systems, Inc. and Waste Connections, Inc. We compete with a number of these and other regional and local companies, including publicly or privately owned providers of incineration services.

     We also compete with certain municipalities that operate their own solid waste collection and disposal facilities. These municipalities may have certain advantages over us due to the availability of tax revenues and tax-exempt financing.

     We compete for collection and recycling accounts primarily on the basis of price and quality of our services. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. These practices may also lead to reduced pricing for our services or the loss of business.


Competitive Bid Contracts

     We provide a substantial portion of our residential collection services under municipal contracts and, at December 31, 2000, approximately 30% of our revenues came from municipal contracts. As is generally the case in the industry, municipal contracts are subject to periodic competitive bidding. The balance of our residential services are provided on a subscription basis. However, no single customer of any type accounted for more than 4% of our revenues in 2000. At December 31, 2000, we had not lost, nor do we reasonably expect to lose, a contract that would have a material adverse effect on our financial condition or results of operations because the contract either was or is not material. Our inability to compete with larger and better capitalized companies, or to replace a significant number of municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, could have a material adverse effect on our results of operations.


Employees

     At December 31, 2000, we employed approximately 1,700 full-time employees. None of our employees are represented by unions and we believe that our employee relations are good. We are highly dependent upon the services of the members of our management team, the loss of any of whom might have an adverse effect on our operations.


Risk Management, Insurance and Performance Bonds

     We actively maintain environmental and other risk management programs appropriate for our business. Our environmental risk management program includes evaluating both existing facilities, as well as potential acquisitions, for environmental law compliance and operating procedures. We also maintain a worker safety program that encourages safe practices in the workplace. Operating practices at all of our existing operations stress minimizing the possibility of environmental contamination and litigation.

     We carry a range of insurance intended to protect our assets and operations, including a commercial general liability policy and a property damage policy. If a partially or completely uninsured claim were made against us (including liabilities associated with cleanup or remediation at our own facilities) and it was successful and of sufficient magnitude, it could have a material adverse effect on our results of operations or financial condition. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts, which might be conditioned upon the availability of adequate insurance coverage.

     Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. We have not experienced difficulty in obtaining performance bonds or letters of credit for our current operations. At December 31, 2000, we had provided customers and various regulatory authorities with bonds and letters of credit of approximately $4.7 million to secure our obligations. If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we may be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.


Regulation

     Introduction

     We are subject to extensive and evolving federal, state and local environmental laws and regulations that have been enacted in response to technological advances and increased concern over environmental issues. These regulations not only strictly regulate the conduct of our operations but also are related directly to the demand for many of the services we offer.

     The regulations affecting us are administered by the EPA and various other federal, state and local environmental, zoning, health and safety agencies. We believe that we are currently in substantial compliance with applicable federal, state and local laws, permits, orders and regulations, and we do not currently anticipate any material environmental costs (although there can be no assurance in this regard). We anticipate there will continue to be increased regulation, legislation and regulatory enforcement actions related to the solid waste services industry. As a result, we attempt to anticipate future regulatory requirements and to plan accordingly to remain in compliance with the regulatory framework.

     In order to transport waste, we must have one or more permits from state or local agencies. These permits also must be periodically renewed and are subject to modification and revocation by the issuing agency. None of our permits has ever been revoked.

     In order to develop, own or operate a landfill, a transfer station or most other solid waste facilities, we are required to go through several governmental review processes and obtain one or more permits and often zoning or other land use approvals. Obtaining these permits and zoning or land use approvals is difficult, time consuming and expensive and is often opposed by various local elected officials and citizens' groups. Once obtained, operating permits generally must be periodically renewed and are subject to modification and revocation by the issuing agency.

     Our facilities are subject to a variety of operational, monitoring, site maintenance, closure, post-closure and financial assurance obligations which change from time to time and which could give rise to increased capital expenditures and operating costs. We do not expect to make material capital expenditures for environmental control facilities in 2001. In connection with any such landfills, it is often necessary to expend considerable time, effort and money in complying with the governmental review and permitting process necessary to maintain or increase the capacity of these landfills. Governmental authorities have broad power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in the case of violations.

     The principal federal, state and local statutes and regulations applicable to our various operations are as follows:


     The Resource Conservation and Recovery Act of 1976

     RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and non-hazardous. Wastes are generally classified as hazardous if they either are specifically included on a list of hazardous wastes or exhibit certain hazardous characteristics and are not specifically designated as non-hazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as non-hazardous.

     Among the wastes that are specifically designated as non-hazardous waste are household waste and "special" waste, including items such as petroleum contaminated soils, asbestos, foundry sand, shredder fluff and most non-hazardous industrial waste products.

     Although we currently are not involved with transportation or disposal of hazardous substances, we transported hazardous substances in the past and might become involved with hazardous substance transportation and disposal in the future. The EPA regulations issued under Subtitle C of RCRA impose a comprehensive "cradle to grave" system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes. The Subtitle C regulations provide standards for generators, transporters and disposers of hazardous wastes, and for the issuance of permits for sites where such material is treated, stored or disposed. Subtitle C imposes detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, facility closure, post-closure and financial responsibilities.

     In October 1991, the EPA adopted the Subtitle D Regulations governing solid waste landfills. Because we own and operate landfills, we must comply with these regulations.

     The Subtitle D Regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, the Subtitle D Regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) designed to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Groundwater monitoring wells must also be installed at virtually all landfills to monitor groundwater quality and, indirectly, the leachate collection system operation. The Subtitle D Regulations also require, where threshold test levels are present, that methane gas generated at landfills be controlled in a manner that protects human health and the environment. We are not aware of any problem with methane gas at any of our facilities. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed upon it by the EPA. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D Regulations criteria. Various states in which we operate or might enter have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations. Failure to comply with these regulations could require us to undertake investigatory or remedial activities, to curtail operations or to close a landfill temporarily or permanently. Future changes in these regulations might in the future require us to modify, supplement or replace equipment or facilities at costs that might be substantial. The failure of regulatory agencies to enforce these regulations vigorously or consistently might give an advantage to our competitors whose facilities do not comply with the Subtitle D Regulations or its state counterparts. Our ultimate financial obligations related to any failure to comply with these regulations could have a material adverse effect on our operations and financial condition.


     The Federal Water Pollution Control Act of 1972

     The Federal Water Pollution Control Act of 1972, as amended, known as the Clean Water Act, establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the U.S. Because we own and operate landfills and transfer stations, we must comply with this Act. For example, if run-off from our transfer stations or if run-off or collected leachate from our owned or operated landfills is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA's storm water regulations issued in November 1990, which are designed to prevent possibly contaminated landfill storm water runoff from flowing into surface waters. We believe that our facilities are in compliance in all material respects with Clean Water Act requirements. Various states in which we operate, or in which we might operate in the future, have been delegated authority to implement the Clean Water Act permitting requirements, and some of these states have adopted regulations that are more stringent than the federal requirements.

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as CERCLA, established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" as defined by RCRA, but can also be founded upon the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste.

     We currently do not handle hazardous waste, but because we own and operate landfills and transfer stations, we might be subject to CERCLA. If we were to be found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold us, or any other generator, transporter or the owner or operator of the facility, completely responsible for all investigative and remedial costs even if others might also be liable. CERCLA also authorizes the imposition of a lien in favor of the U.S. upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA provides a responsible party with the right to bring legal action against other responsible parties for their allocable share of investigative and remedial costs. Our ability to get others to reimburse us for their allocable share of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties.

     The Clean Air Act

     The Clean Air Act provides for regulation, through state implementation of federal requirements, of the emission of air pollutants from certain landfills based upon the date of the landfill construction and volume per year of emissions of regulated pollutants. Because we own and operate landfills, we must comply with this Act. We believe we are in compliance with this Act. The EPA has proposed new source performance standards regulating air emissions of certain regulated pollutants (methane and non-methane organic compounds) from municipal solid waste landfills. Landfills located in areas with air pollution problems might be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials. Some of the federal statutes described above contain provisions authorizing under certain circumstances, the institution of lawsuits by private citizens to enforce the provisions of the statutes.


     The Occupational Safety and Health Act of 1970

     OSHA establishes employer responsibilities and authorizes the promulgation by the Occupational Safety and Health Administration of occupational health and safety standards, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with worker protection standards established by OSHA, to maintain certain records, to provide workers with required disclosures and to implement certain health and safety training programs. Various of those promulgated standards might apply to our operations, including those standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials, and worker training and emergency response programs. Our employees are trained to respond appropriately in the event there is an accidental spill or release of packaged asbestos-containing materials or other regulated substances during transportation or landfill disposal.

     State and Local Regulations

     Each state in which we now operate or might operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. Because of our business, we must comply with these laws and regulations. In addition, many states have adopted Superfund statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws and regulations affecting our operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and then put out for bid the right to provide collection services, and bans or other restrictions on the movement of solid wastes into a municipality.

     Permits and approvals may limit the types of waste that may be accepted at a landfill or the quantity of waste that may be accepted at a landfill during a given time period. In addition, permits and approvals, as well as certain state and local regulations, might limit a landfill to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on the importation of out-of-state waste have not withstood judicial challenge. However, from time to time federal legislation is proposed which would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. Although Congress has not yet passed such legislation, if this or similar legislation is enacted, states in which we operate landfills could act to limit or prohibit the importation of out-of-state waste. Such state actions could materially adversely affect landfills within those states that receive a significant portion of waste originating from out-of-state.

     In addition, certain states and localities may for economic or other reasons restrict the exportation of waste from their jurisdiction or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the U.S. Supreme Court held unconstitutional, and therefore invalid, a local ordinance that sought to impose flow controls on taking waste out of the locality. However, certain state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, we may elect not to challenge such restrictions based upon various considerations. In addition, the aforementioned proposed federal legislation would allow states and localities to impose certain flow control restrictions.

     These restrictions could result in the volume of waste going to landfills being reduced in certain areas, which might materially adversely affect our ability to operate our landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services. These restrictions might also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to its customers, our business, financial condition and results of operations could be materially adversely affected.

     There has been an increasing trend at the state and local level to mandate and encourage waste reduction at the source and waste recycling, and to prohibit or restrict the disposal of certain types of solid wastes, such as yard wastes, leaves and tires, in landfills. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect our ability to operate our facilities at their full capacity.

ITEM 2.  PROPERTY AND EQUIPMENT

     Our principal executive offices are located at 3301 Benson Drive, Raleigh, North Carolina, where we currently lease approximately 25,000 square feet of office space. Our principal property and equipment consists of land (primarily transfer stations, bases for collection operations and landfill sites), buildings, and vehicles and equipment. Our land and buildings are located in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida. We also lease real property in the states in which we do business. At December 31, 2000, we operated 42 collection operations, 24 transfer stations, eight recycling facilities and nine landfills aggregating approximately 2,276 acres. All our property and equipment are used in our one industry segment, which includes collection, transfer, recycling, processing and disposal of municipal solid and industrial wastes.

     Containers

     Some type of container is used in almost every service we provide, and we therefore have an extensive inventory on-hand or on-site at customers' locations throughout North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida. We own all of our containers and centrally manage our inventory located at the branch facility level. We also own a significant number of on-site compaction containers, which provide efficiency for high-volume solid waste generators. Container life is dependent on the location of the container, the type of waste that is deposited into the container and how the container is maintained. Proper maintenance of commercial and industrial front loader and roll-off containers consists of regular repainting, scheduled repairs and switch-outs, quality cleaning, sanding and priming and monitoring of the container by our employees to check for needed repairs. Residential collection containers require minor maintenance.

     Collection Vehicles

     We use a fleet of specialized collection vehicles to collect and transport waste and to provide recycling and convenience site services. At December 31, 2000, we owned approximately 95% of our transportation fleet and leased the remainder. We have implemented an aggressive and reliable maintenance program to extend the useful lives of our equipment. Preventative and long-term maintenance is performed on regularly scheduled cycles that are more frequent than most manufacturers' suggested schedules. Preventative maintenance is performed on collection vehicles after every 150 to 250 hours of operation depending on their class, and long-term maintenance (reconstruction of engines, transmissions, etc.) is performed every four to six years. Additionally, cosmetic repairs (painting, interior upholstery repairs) are performed as needed. The majority of the maintenance program is done by our personnel located in branch facilities.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material pending legal proceedings. In the normal course of our business and as a result of the extensive governmental regulation of the waste industry, we might periodically become subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency might seek to impose fines on us or to revoke, or to deny renewal of, an operating permit held by us. In addition, we might become party to various claims and suits pending for alleged damages to persons and property, alleged violation of certain laws and for alleged liabilities arising out of matters occurring during the normal operation of the waste management business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

                               EXECUTIVE OFFICERS

     As of December 31, 2000, the executive officers of Waste Industries were as follows:

  Name                     Age   Position(s)
  ----                     ---   -----------
Lonnie C. Poole, Jr.....   63  Chairman, Chief Executive Officer and Director
Jim W. Perry............   56  President, Chief Operating Officer and Director
Stephen C. Shaw.........   40  Chief Financial Officer, Secretary and Treasurer

     LONNIE C. POOLE, JR., founded Waste Industries in 1970 and has served as Chief Executive Officer and Chairman of the Board of directors of Waste Industries since that time. Mr. Poole holds a B.S. in Civil Engineering from North Carolina State University and an M.B.A. from the University of North Carolina at Chapel Hill. Mr. Poole has more than 30 years' experience in the solid waste industry. He has served in the Environmental Industry Association, or EIA, formerly the National Solid Waste Management Association, or NSWMA, a non-profit business association established to, among other things, inform, educate and assist its members in cost-effective, safe and environmentally responsible management of waste in the following positions: Chairman, Vice-Chairman and Board Member. In addition, Mr. Poole has served in the EIA Research and Education Foundation as Chairman and now is a member of its Board of Directors. Mr. Poole was inducted into the EIA Hall of Fame in 1994.

     JIM W. PERRY joined Waste Industries in 1971 and has served as our President and Chief Operating Officer since 1987 and as a director since 1974. Mr. Perry holds a B.S. in Agricultural and Biological Engineering from North Carolina State University and an M.S. in Systems Management from the University of Southern California. Mr. Perry has more than 30 years' experience in the solid waste industry and has received the Distinguished Service Award from the NSWMA. In addition, Mr. Perry has served in the Carolinas Chapter of NSWMA as Chairman and on the Membership Committee. Mr. Perry was inducted into the EIA Hall of Fame in 1997.

     STEPHEN C. SHAW joined the company in 1985 and was appointed Chief Financial Officer in November 1999. Mr. Shaw served as our Vice President, Finance from 1991 to 1999 and as our controller from 1985 to 1999. He is a Certified Public Accountant and holds a B.S. in Business Administration from the University of North Carolina at Chapel Hill. Mr. Shaw has more than 15 years' experience in the solid waste industry.


                               OTHER KEY EMPLOYEES

     The following table sets forth certain information concerning our other key employees as of December 31, 2000:

  Name                     Age   Position(s)
  ----                     ---   -----------
Lonnie C. Poole, III....   39   Vice President and Director of Support Services
Richard D. Lauck........   55   Vice President--Central Division
Thomas C. Cannon........   51   Vice President--Georgia Division
James J. Becher.........   51   Vice President--Mississippi Valley Division

     LONNIE C. POOLE, III has served as our Vice President, Director of Support Services since 1995. From 1990 to 1995, he served as our Risk Management Director. Mr. Poole holds a B.S. in Aerospace Engineering from North Carolina State University. Mr. Poole is the son of Lonnie C. Poole, Jr. Mr. Poole has more than 10 years experience in the solid waste industry.

     RICHARD D. LAUCK has served as a Vice President of Waste Industries since March 1998. Mr. Lauck has served as our Central Division Manager since November 1995. Prior to joining Waste Industries, Mr. Lauck worked for 14 years with Waste Management, Inc., where he held various operational positions including General Manager, Vice President and Region Manager. Mr. Lauck holds a B.S., specializing in Marketing, from the University of Northern Colorado and an M.S. from Colorado State University. Mr. Lauck has more than 20 years experience in the solid waste industry.

     THOMAS C. CANNON has served as a Vice President of Waste Industries since September 1998. Mr. Cannon joined us during our acquisition of TransWaste Services, Inc. He holds a B.B.A. in Industrial Management from the University of Georgia and has done graduate work in Accounting at Georgia Southwestern College. Mr. Cannon has seven years of experience in the solid waste industry.

     JAMES J. BECHER has served as a Vice President of Waste Industries since March 1998. He joined Waste Industries in 1986 as a Branch Manager. Mr. Becher holds a B.A. in History from Guilford College in North Carolina. He has 15 years' experience in the solid waste industry.

     None of our executive officers, directors or other key employees is related to any other executive officer, director or other such key employee, except that Lonnie C. Poole, Jr. and Lonnie C. Poole, III are father and son.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Our common stock trades on the Nasdaq National Market under the symbol "WWIN". After the holding company reorganization, the common stock of Waste Holdings will continue to trade on the Nasdaq National Market under the symbol "WWIN". The following sets forth the quarterly high and low bid prices for the years indicated as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions and might not reflect actual transactions.


                                        High                     Low
                                    -------------            ------------

1999
              First quarter           $19.5000                 $12.8125
              Second quarter          $18.8125                 $14.8750
              Third quarter           $18.2500                 $12.3750
              Fourth quarter          $14.7500                 $10.2500


2000
              First quarter           $12.8750                 $9.5000
              Second quarter          $11.2500                 $8.2500
              Third quarter           $11.7500                 $7.5000
              Fourth quarter          $6.6250                  $6.6410


     As of December 31, 2000, the number of record holders of our common stock was 93 and we believe that the number of beneficial owners was more than 400.


     Since our conversion from S corporation to C corporation status in connection with and prior to our initial public offering in June 1997, we have never paid a cash dividend on our common stock and we anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, do not anticipate the payment of cash dividends. Our credit facilities contain covenants that prohibit the payment of cash dividends.

     We did not sell any equity securities during the quarter ended December 31, 2000.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1998, 1999, and 2000 and the consolidated balance sheet data as of December 31, 1999 and 2000 are derived from, and are referenced to, the audited consolidated financial statements of the company included elsewhere in this report. The consolidated statement of operations data set forth below with respect to the year ended December 31, 1996 and 1997 and the consolidated balance sheet data as of December 31, 1996, 1997 and 1998 are derived from financial statements not included in this report.

                                                                         YEAR ENDED DECEMBER 31
                                                         1996(1)      1997(1)        1998         1999         2000
                                                      ---------    ---------    ---------    ---------    ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Service revenues                                      $ 104,509    $ 127,581    $ 169,527    $ 213,384    $ 240,733
Equipment sales                                           1,769        1,601        1,732        1,335        1,701
                                                      ---------    ---------    ---------    ---------    ---------
Total revenues                                          106,278      129,182      171,259      214,719      242,434
Cost of service operations                               66,542       79,775      105,633      133,923      149,048
Cost of equipment sales                                   1,240        1,171        1,268          821        1,301
                                                      ---------    ---------    ---------    ---------    ---------
Total cost of operations                                 67,782       80,946      106,901      134,744      150,349
Selling, general and administrative                      18,990       23,105       26,386       31,196       38,576
Depreciation and amortization                             9,307       11,797       16,981       22,298       26,402
Merger, startup and reorganization costs                      -            -          926          432          567
Loss on sale of collection operations                         -            -            -            -        1,049
                                                      ---------    ---------    ---------    ---------    ---------
Operating income                                         10,199       13,334       20,065       26,049       25,491
Interest expense                                          2,497        3,021        4,812        8,653       14,637
Interest income                                            (194)        (312)         (93)      (1,287)      (1,634)
Other income                                               (612)        (322)        (538)        (441)        (284)
                                                      ---------    ---------    ---------    ---------    ---------
Income before income taxes                                8,508       10,947       15,884       19,124       12,772
Income tax expense                                            -        7,011        5,606        7,100        5,113
                                                      ---------    ---------    ---------    ---------    ---------
Net income                                            $   8,508    $   3,936    $  10,278    $  12,024    $   7,659
                                                      =========    =========    =========    =========    =========
Earnings per share:
  Basic                                               $    0.80    $    0.34    $    0.80    $    0.88    $    0.56
                                                      =========    =========    =========    =========    =========
  Diluted                                             $    0.78    $    0.33    $    0.77    $    0.86    $    0.56
                                                      =========    =========    =========    =========    =========
Pro forma income before income taxes (2)              $   8,508    $  10,947    $  15,884
Pro forma income taxes (2)                                3,434        4,202        5,803
                                                         ------       ------       -----
Pro forma net income (2)                              $   5,074    $   6,745    $  10,081
                                                      =========    =========    =========
Pro forma earnings per share (2):
  Basic                                               $    0.48    $    0.58    $    0.78
                                                      =========    =========    =========
  Diluted                                             $    0.47    $    0.56    $    0.76
                                                      =========    =========    =========
Weighted-average shares outstanding:
  Basic                                                  10,660       11,709       12,875       13,707       13,615
                                                      =========    =========    =========    =========    =========
  Diluted                                                10,880       12,068       13,266       14,051       13,729
                                                      =========    =========    =========    =========    =========

Other Operating Data:
Net cash provided by operating activities             $  17,340    $  22,949    $  27,456    $  29,182    $  35,701
Net cash used in investing activities                   (15,688)     (59,284)     (57,005)     (69,148)     (74,488)
Net cash provided by (used in) financing activities      (1,973)      35,431       31,659       39,856       43,012
EBITDA (3)                                               20,118       25,453       37,584       48,788       53,226
Balance Sheet Data:
Cash and cash equivalents                             $   2,145    $   1,176    $   3,665    $   3,176    $   7,401
Working capital                                           1,998        1,635        6,943        7,042       15,498
Property and equipment, net                              43,233       65,044       88,801      138,530      193,295
Total assets                                             63,140      113,417      176,201      249,204      307,748
Long-term debt, net of current maturities                34,526       50,788       86,465      139,700      194,609
Shareholders' equity                                  $  15,138    $  41,167    $  64,662    $  69,375    $  66,926

(1) On June 16, 1998, we exchanged 21,244 shares of our common stock (with a fair value of $449,000) for all of the issued and outstanding shares of common stock of Dumpsters, Inc. On June 30, 1998, we exchanged 330,000 shares of our common stock (with a fair value of $7.4 million) for all of the issued and outstanding shares of common stock of Reliable Trash Services, Inc. On August 28, 1998, we exchanged 388,311 shares of our common stock (with a fair value of approximately of $8.5 million) for all of the issued and outstanding shares of common stock of Railroad Avenue Disposal, Inc. These business combinations have been accounted for as poolings-of-interests. Accordingly, we have restated our previously issued consolidated financial statements.
(2)  For fiscal year 1996 (and for the period from January 1, 1997 to May 8,
     1997), Waste Industries was an S corporation and, accordingly, was not subject to federal and certain state corporate income taxes. Additionally, certain companies acquired in pooling-of-interests transactions were previously taxed as S corporations. The pro forma information has been computed as if we were subject to federal and all applicable state corporate income taxes for each of the periods presented assuming the tax rate that would have applied had we been taxed as a C corporation. For a more detailed discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."
(3) EBITDA is defined as income before income taxes plus interest expense (net of interest income) and depreciation and amortization and loss(gain) on sale of collection operations. EBITDA should not be considered an alternative to (i) operating income or net income (as determined in accordance with GAAP) as an indicator of our operating performance or (ii) cash flows from operating activities (as determined in accordance with GAAP) as a measure of operating performance or liquidity. However, we have included EBITDA data (which is not a measure of financial performance under GAAP) because we understand that such data is commonly used by certain investors to evaluate a company's performance in the solid waste industry. Furthermore, we believe that EBITDA data is relevant to an understanding of our performance because it reflects our ability to generate cash flows sufficient to satisfy our debt service, capital expenditure and working capital requirements. We therefore interpret the trends that EBITDA depicts as one measure of our operating performance. However, funds depicted by the EBITDA measure may not be available for debt service, capital expenditures or working capital due to legal or functional requirements to conserve funds or other commitments or uncertainties. EBITDA, as measured by us, might not be comparable to similarly titled measures reported by other companies. Therefore, in evaluating EBITDA data, investors should consider, among other factors: the non-GAAP nature of EBITDA data; actual cash flows; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of our EBITDA data to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and notes thereto included in this report for the years ended December 31, 1999 and 2000. Some matters discussed in this Management's Discussion and Analysis are "forward-looking statements". These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe", "anticipate," "expect" or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated including the ability to manage growth, the availability and integration of acquisition targets, competition, weather conditions, geographic concentration and government regulation. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Overview

     Waste Industries is a regional, vertically integrated provider of solid waste services. Waste Industries was founded by members of the current senior management team in 1970. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At December 31, 2000, we operated 42 collection operations, 24 transfer stations, approximately 100 county convenience drop-off centers, eight recycling facilities and nine landfills in the southeastern U.S. We had revenues of $214.7 million and operating income of $26.0 million in the year ended December 31, 1999, and revenues of $242.4 million and operating income of $25.5 million in the year ended December 31, 2000.

     Our presence in high-growth markets in the southeastern U.S., including North Carolina, Georgia and Virginia, has supported our internal growth. From 1990 through 2000, we acquired, either by merger or asset purchase, 58 solid waste collection or disposal operations. Fifty-four of these acquisitions were accounted for as purchases. Accordingly, the results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition and have affected period-to-period comparisons of our operating results. The 1998 acquisition of ECO Services, Inc. and Air Cargo Services, Inc., which were both common control mergers, and the 1998 acquisitions of Railroad Avenue Disposal, Inc., Reliable Trash Service, Inc. and Dumpsters, Inc., which were all pooling-of-interests transactions, have been included in our financial statements for all periods presented. We anticipate that a significant part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect that additional acquisitions could continue to affect period-to-period comparisons of our operating results. For the 12 months ended December 31, 2000, we did not have any significant acquisitions requiring historical or pro forma financial statements to be presented. Current levels of population growth and economic development in the southeastern U.S. and our strong market presence in the region should provide an opportunity to increase out revenues and market share. As we add customers in existing markets, our density should improve, which we expect will increase our collection efficiencies and profitability.


Results of Operations

General

     Our branch waste collection operations generate revenues from fees collected from commercial, industrial and residential collection and transfer station customers. We derive a substantial portion of our collection revenues from commercial and industrial services that are performed under one-year to five-year service agreements. Our residential collection services are performed either on a subscription basis with individual households, or under contracts with municipalities, apartment owners, homeowners associations or mobile home park operators. Residential customers on a subscription basis are billed quarterly in advance and provide us with a stable source of revenues. A liability for future service is recorded upon billing and revenues are recognized at the end of each month in which services are actually provided. Municipal contracts in our existing markets are typically awarded, at least initially, on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Municipal contracts generally provide consistent cash flow during the term of the contracts.

     Our prices for our solid waste services are typically determined by the collection frequency and level of service, route density, volume, weight and type of waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing, and prices charged in our markets for similar services.

     Our ability to pass on price increases is sometimes limited by the terms of our contracts. Long-term solid waste collection contracts typically contain a formula, generally based on a predetermined published price index, for automatic adjustment of fees to cover increases in some, but not all, operating costs.

     At December 31, 2000, we operated approximately 100 convenience sites under contract with 14 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At December 31, 2000, we also operated eight recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity pricing risk by spreading the risk among our customers. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

     Operating expenses for our collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. At December 31, 2000, we owned, operated or transferred from 24 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. At December 31, 2000, we owned and operated nine landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the equipment that we resell.

     We capitalize certain expenditures related to pending acquisitions or development projects. Indirect acquisition and project development costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred. Our policy is to charge against net income any unamortized capitalized expenditures and advances (net of any portion thereof that we estimate to be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that is not expected to be successfully completed. Engineering, legal, permitting, construction and other costs directly associated with the acquisition or development of a landfill, together with associated interest, are capitalized.

     Selling, general and administrative, or SG&A, expenses include management salaries, clerical and administrative overhead, professional services, costs associated with our marketing and sales force and community relations expense.

     Property and equipment is depreciated over the estimated useful life of the assets using the straight line method.

     Other income and expense, which is comprised primarily of interest income, has not historically been material to our results of operations.

     To date, inflation has not had a significant impact on our operations.

     The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our statements of operations (certain items have been reclassified for presentation purposes only):

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                 1998          1999           2000
                                             -------------  ------------   ------------
Total revenues                                    100%           100%           100%
Service revenues                                  99.0           99.4           99.3
Equipment sales                                    1.0            0.6            0.7
                                                 -----          -----          -----
Total cost of operations                          62.4           62.8           62.0
Selling, general and administrative               15.4           14.5           15.9
Depreciation and amortization                      9.9           10.4           10.9
Merger and start-up costs                          0.5            0.2            0.2
Loss/(gain) on sale of collection operation          -              -            0.5
                                                 -----          -----          -----
Operating income                                  11.8           12.1           10.5
Interest expense                                   2.8            4.0            6.0
Interest and other income                         (0.3)          (0.8)          (0.8)
                                                 -----          -----          -----
Income before income tax expense                   9.3            8.9            5.3
Income tax expense (1)                             3.4            3.3            2.1
Net income (1)                                    5.9%           5.6%           3.2%

(1)  Pro forma for 1998.  See Note (2) to Item 6, Selected Financial Data.

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

     Revenues. Total revenues increased $27.7 million, or 12.9%, to $242.4 million in 2000, from $214.7 million in 1999. This increase was attributable primarily to the following factors: (1) the effect of 17 businesses acquired during the year ended December 31, 1999 and seven businesses acquired during the year ended December 31, 2000, resulting in a $20.2 million increase, offset by the decrease in revenues associated with collection operations sold of $5.6 million; and (2) increased prices and collection volumes resulting from new municipal and commercial contracts and residential subscriptions of $13.1 million.

     Cost of Service Operations. Cost of service operations increased $15.6 million, or 11.6%, to $150.3 in 2000 from $134.7 million in 1999. This increase was attributable primarily to increased labor costs and associated expenses of approximately $5.6 million, increased fuel expense of approximately $3.2 million, increased landfill and disposal expenses of approximately $4.8 million, increased repairs and maintenance of approximately $1.3 million, and a $4.4 million increase due to collection volumes resulting from new municipal and commercial contracts and residential subscriptions, all of which were offset by operating costs related to collection operations sold of $3.7 million. Of this increase attributable to collection volume, $8.8 million was directly related to the acquisition of new businesses during the period. Cost of operations as a percentage of revenues decreased from 62.8% to 62.0% for 1999 and 2000, respectively, due primarily to synergies achieved through acquisitions in existing markets.

     SG&A. SG&A increased $7.4 million, or 23.7%, to $38.6 million in 2000 from $31.2 million in 1999. This increase was attributable primarily to increased labor costs and associated expenses of approximately $3.2 million, increased professional fees of approximately $0.2 million, increased rent expense of approximately $0.5 million, offset by the sale of collection operations of $0.8 million, with the remaining $4.3 million increase due to increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions. Of this increase, attributable to collection volume, $3.3 million was directly related to the acquisition of new businesses during the period. SG&A increased to 15.9% of revenue for 2000 from 14.5% of revenue for the same period in 1999 due to the aforementioned increases.

     Depreciation and Amortization. Depreciation and amortization increased $4.1 million, or 18.4%, to $26.4 million in 2000 from $22.3 million in 1999. The primary components of this increase were (1) increased amortization related to newly acquired landfills of approximately $2.7 million and (2) depreciation resulting from additional property acquired and placed into service due to higher collection volumes and depreciation related to the acquisition of new businesses of $1.4 million.

     Merger, Start-up and Reorganization Costs. Merger costs totaled approximately $327,000 and $562,000 at December 31, 1999 and 2000 and consisted primarily of professional fees. We incurred nonrecurring start-up costs related to deployment of service equipment and personnel associated with a new service contract of approximately $105,000 and $5,000, respectively. These merger and start-up costs had been expended at December 31, 1999 and 2000.

     Loss on Sale of Collection Operations. We recognized a loss on sale of collections operations totaling $1.0 million. This sale was made in connection with the acquisition of collection and landfill operations to better align us for enhanced profitability.

     Interest Expense (net of interest income). Interest expense (net of interest income) increased $5.6 million, or 76.5%, to $13.0 million in 2000 from $7.4 million in 1999. This increase was primarily due to the higher level of our average outstanding indebtedness as well as a higher interest rate related to our purchases of assets of businesses acquired and the debt required to fund our stock repurchase plan.

     Income Tax Expense. Income tax expense decreased $2.0 million, or 28.0%, to $5.1 million in 2000 from $7.1 million in 1999. This decrease was attributable to a decline in income before income taxes, which was offset by an increase in the effective tax rate of approximately 3.0% (from 37.0% to 40.0%). The increase in the effective tax rate was due to reduced tax credits available to us.

     Net Income. Net income decreased $4.4 million, or 36.3%, to $7.7 million in 2000 from $12.0 million in 1999. This decrease was primarily attributable to increased labor costs and associated expenses, loss on sale of collection operations and interest expense (net of interest income) offset by a decrease in income tax expense in 2000.

Year Ended December 31,1999 Compared To Year Ended December 31, 1998

     Revenues. Total revenues increased $43.5 million, or 25.4%, to $214.7 million in 1999 from $171.3 million in 1998. This increase was primarily attributable to the following two factors: (1) the effect of a full year of revenues from the 13 businesses acquired in 1998, as well as a partial year of results from 15 businesses acquired in 1999; and (2) increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions, totaling approximately 7%. Price increases in 1999 for solid waste collection and disposal services contributed approximately 2% to 1999 revenues.

     Cost of Operations. Total cost of operations increased $27.8 million to $134.7 million in 1999 from $106.9 million in 1998. The principal reason for the increase was the addition of new customers and contracts during the year, including those from the acquisition of new businesses acquired during 1998 and 1999. Total cost of operations as a percentage of revenues increased to 62.8% in 1999 from 62.4% in 1998.

     SG&A. SG&A expenses increased $4.8 million to $31.2 million in 1999 from $26.4 million in 1998. As a percentage of revenues, SG&A decreased to 14.5% in 1999 from 15.4% in 1998. This decrease was primarily the result of synergy achieved through acquisitions.

     Depreciation and Amortization. Depreciation and amortization increased by $5.3 million to $22.3 million in 1999 from $17.0 million for the 1998 year. The principal reason for the increase was depreciation of the additional property and equipment acquired and put into service due to higher collection volumes, and depreciation of the additional assets of businesses acquired during 1998 and 1999. Depreciation and amortization, as a percentage of revenues, increased to 10.4% in 1999 from 9.9% in 1998, primarily as a result of acquisitions in 1998 and 1999.

     Merger, Start-Up and Reorganization Costs. Merger costs totaled approximately $818,000 and $327,000 at December 31, 1998 and 1999 and consisted primarily of professional fees. We incurred nonrecurring start-up costs related to deployment of service equipment and personnel associated with a new service contract of approximately $108,000 and $105,000, respectively. These merger and start-up costs had been expended at December 31, 1998 and 1999.

     Interest Expense (net of interest income). Interest expense (net of interest income) increased $2.6 million to $7.4 million in 1999 from $4.7 million in 1998. This increase was due to the higher level of average annual outstanding indebtedness. Interest expense (net of interest income) as a percentage of revenues increased to 3.4% in 1999 from 2.8% in 1998.

     Income Tax Expense. Certain companies acquired by us in pooling-of-interests transactions in 1998 were previously taxed as S corporations. 1998 pro forma net income and earnings per share amounts have been computed as if we were subject to federal and all applicable state corporate income taxes for each period presented. Income taxes increased $1.3 million, or 22.4%, to $7.1 million in 1999 from $5.8 million in pro forma income taxes in 1998. Our effective tax rate increased to 37.1% in 1999 from a pro forma effective tax rate of 36.5% in 1998. This increase was primarily attributable to nondeductible goodwill amortization and reduced tax credits. As a percentage of revenues, income taxes decreased to 3.3% in 1999 from 3.4% in 1998.

     Net Income. Net income increased $1.9 million, or 19.3%, to $12.0 million in 1999 from pro forma net income of $10.1 million in 1998. This increase was primarily attributable to the increase in revenues and the decrease in SG&A as a percentage of sales, as discussed above. As a percentage of revenues, net income decreased to 5.6% in 1999 from 5.9% in pro forma net income 1998.

Liquidity and Capital Resources

     Our working capital at December 31, 2000 was $15.5 million and $7.0 million at December 31, 1999. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facility and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2001. As of December 31, 1999, we had fully drawn upon our three $25 million term facilities with Prudential Insurance Company of America, leaving us with an uncommitted shelf facility of $25 million. In 2000 we began principal repayments on the first $25 million term facility. The Prudential facilities require us to maintain financial ratios, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.28%, 6.96% and 6.84%, respectively, and the facilities mature as follows: $21.4 million in April 2006, $25 million in June 2008 and $25 million in February 2009, subject to renewal.

     In November 1999, we entered into a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, formerly known as BankBoston, N.A., acts as agent. This credit facility provides up to $200 million through November 2004. Virtually all of our assets, and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Fleet credit facility. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The Fleet credit facility bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from 0% to 0.5% for base rate borrowings and 1.5% to 2.5% for Eurodollar rate borrowings. The Fleet facility requires us to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders' approval of acquisitions in some circumstances. As of December 31, 2000, $125 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 8.8%.

     At December 31, 2000, we were in compliance with all covenants under our Prudential and Fleet facilities.

     Net cash provided by operating activities totaled $35.7 million for the year ended December 31, 2000, compared to $29.2 million for the year ended December 31, 1999. This increase was caused principally by an increase in non-cash depreciation and amortization and provision for deferred income taxes of $4.1 million and $3.0 million, respectively, and a decrease in working capital used in operations of $2.1 million, offset by a decrease in net income of $4.4 million.

     Net cash used in investing activities totaled $74.5 million for the year ended December 31, 2000, compared to $69.1 million for the year ended December 31, 1999. This increase was caused principally by a higher level of acquisitions of related businesses of $9.0 million offset by proceeds received from sale of collection operations of $9.9 million, and an increase in capital expenditures of $7.3 million offset by proceeds from sale of property, plant and equipment of $1.8 million.

     Capital expenditures were $42.3 million for 2000 compared to $35.0 million in 1999. In 2001, we expect to spend approximately $28 million on capital expenditures, including $8.5 million for vehicle and equipment additions and replacements, approximately $8.7 million for landfill site and cell development, approximately $7.0 million for support equipment and approximately $3.8 million for facilities, additions and improvements. We expect to fund our planned 2001 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner of and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal businesses, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

     We have financial obligations relating to closure and post-closure costs, or long-term care, or remediation of disposal facilities we operate or for which we are or might become responsible. Landfill closure and post-closure costs include estimated costs to be incurred for final closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. We estimate these future cost requirements based on our interpretation of the technical standards of the Environmental Protection Agency's Subtitle D regulations.

     While the precise amounts of these future obligations cannot be determined, at December 31, 2000, we estimate the total costs to range from approximately $44.1 to $44.4 million for remediation, final closure of our operating facilities and post-closure monitoring costs. Our estimate of these costs is expressed in current dollars and is not discounted to reflect anticipated timing of future expenditures. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations. Due to the inherent uncertainties related to the total costs for remediation, final closure of our operating facilities and post-closure monitoring costs, we cannot reasonably estimate any additional financial obligation, if any.

     Prepaid expenses increased $1.2 million from $3.0 million in fiscal year ended December 31, 1999 to $4.2 million in fiscal year ended December 31, 2000. The increase was primarily due to an increase in notes receivable acquired in acquisitions totaling $0.9 million.

     Net cash provided by financing activities totaled $43.0 million for the year ended December 31, 2000, compared to $39.9 million in 1999. The increase was primarily attributable to increased borrowings including capital leases (net of repayments) of $3.6 million and a loan to Liberty Waste Services, LLC of $11.5 million in 1999, offset by repurchases of the Company's outstanding common stock of $11.0 million in 2000.

     At December 31 2000, we had approximately $199.6 million of long-term and short-term borrowings outstanding (including capital leases) and approximately $4.7 million in letters of credit. At December 31, 2000, the ratio of our total debt (including capital leases) to total capitalization was 74.9%, compared to 67.9% at December 31, 1999.


Seasonality

     Our results of operations tend to vary seasonally, with the first quarter typically generating the least amount of revenues, higher revenues in the second and third quarters, and a decline in the fourth quarter. This seasonality reflects the lower volume of waste during the fall and winter months. Also, operating and fixed costs remain relatively constant throughout the calendar year, which, when offset by these revenues, results in a similar seasonality of operating income.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

     Quantitative Disclosures. We currently utilize no material derivative financial instruments which expose us to significant market risk. We are exposed to cash flow and fair value risk due to changes in interest rates with respect to our long-term debt. The table below presents principal cash flows and related weighted average interest rates of our long-term debt at December 31, 2000 by expected maturity dates. Fair values have been determined based on quoted market prices as of December 31, 2000.

     Our market risk exposure has not changed materially during the 12 months ended December 31, 2000.

                           2001          2002            2003          2004            2005       Thereafter      Total
                       ------------  ------------   ------------- --------------  -------------  -----------   -----------
Fixed Rate
               7.28%     $ 1,851       $ 1,851         $ 1,851        $ 1,851        $ 1,851     $ 13,701      $ 22,956
               6.96%       2,146         2,146           2,146          2,146          2,146       17,282        28,012
               6.84%       2,140         2,140           2,140          2,140          2,140       17,776        28,476
               7.00%         439           289              41             27             27          138           823

Variable Rate
               8.38%                                                  100,000                                   100,000
               8.75%                                                   16,000                                    16,000
               8.69%                                                    7,000                                     7,000
               8.69%                                                    2,000                                     2,000

                         $ 6,576       $ 6,426         $ 6,178      $ 131,164        $ 6,164     $ 48,759     $ 205,267

     Qualitative Disclosures. Our primary exposure relates to:
     o  interest rate risk on long-term and short-term borrowings;
     o the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
     o the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

     We manage interest rate risk on outstanding long-term and short-term debt through the use of fixed and variable rate debt. While we cannot predict the impact interest rate movements will have on existing debt, we continue to evaluate our financial position on an ongoing basis.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

         Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement for its 2001 Annual Meeting of Shareholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The other information required by Item 10 of Form 10-K is incorporated by reference to the information under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

         The information required by Item 10 of Form 10-K concerning the Registrant's executive officers is set forth under the heading "Executive Officers" located at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading "Proposal No. 1 - Election of Directors - Information Concerning the Board of Directors and Its Committees", "Other Information - Compensation of Executive Officers", " - Compensation of Directors", " - Report of the Compensation Committee on Executive Compensation", " - Compensation Committee Interlocks and Insider Participation" and " - Performance Graph" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading "Other Information - Principal Shareholders" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading "Other Information - Certain Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report or incorporated herein by reference:

         1. Financial Statements. See Index to Consolidated Financial Statements on page F-1.

         2. Financial Statement Schedules.

                Report of Independent Auditors on page S-1.

                Schedule II - Valuation and Qualifying Accounts on page S-2.

                  The financial statement schedule should be read in conjunction with the consolidated financial statements. The financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or included in the notes thereto.

     (b)   Reports on Form 8-K

           The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.


     (c) Exhibits.

           The exhibits filed as part of this Report are listed below.


   EXHIBIT NO.                                   DESCRIPTION
   -----------                                   -----------

     2.2(a)                Agreement and Plan of Merger dated as of September 9,
                           1998, by and among the Registrant, TWS Merger
                           Corporation, TransWaste Services, Inc., the
                           shareholders of TransWaste Services, Inc., Thomas C.
                           Cannon and James F. Taylor.
     3.1(b)                Articles of Incorporation, as currently in effect.
     3.2(b)                Bylaws.
    10.1(b)                1997 Stock Plan.
    10.2(b)                Credit Agreement with Branch Banking and Trust
                           Company dated April 3, 1996.
    10.3(b)                Note Purchase and Private Shelf Agreement with The
                           Prudential Insurance Company of America dated April
                           3, 1996.
    10.4(c)                Note Purchase and Private Shelf Agreement with The
                           Prudential Insurance Company of America dated as of June 30, 1998.
    10.5(d)                Senior Subordinated Loan and Security Agreement dated
                           February 2, 1999 between Liberty Waste Lending
                           Company, LLC,

     EXHIBIT NO.                            DESCRIPTION
     -----------                            -----------

                           a subsidiary of the Registrant, and Liberty Waste
                           Services, LLC and its direct and indirect
                           subsidiaries.
    10.6(d)                Option Agreement dated February 2, 1999 between the
                           Registrant and Liberty Waste Services, LLC.
    10.7(e)                Revolving Credit Agreement dated as of November 9,
                           1999 by and among the Registrant and its
                           subsidiaries, the lending institutions party thereto,
                           BankBoston, N.A., as Administrative Agent, BancBoston
                           Robertson Stephens Inc., as Arranger, and Branch
                           Banking and Trust Company, as Documentation Agent.
       10.8                First Amendment to Credit Agreement dated February
                           10, 2000.
       10.9                Second Amendment to Credit Agreement dated June 14,
                           2000.
      10.10                Third Amendment to Credit Agreement dated October 31,
                           2000.
      10.11                Fourth Amendment to Credit Agreement dated November,
                           2000.
       11.1                Computation re: Earnings Per Share
         21                List of Subsidiaries (f)
       23.1                Consent of Independent Auditors



        (a) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Current Report on Form 8-K dated September 25, 1998.

        (b) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-25631).

        (c) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

        (d) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

        (e) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

        (f) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Registration Statement on Form S-4 (File No. 333-47966).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  WASTE INDUSTRIES, INC.

       Date: March 30, 2001               By: /s/ Lonnie C. Poole, Jr.
                                          ----------------------------

                                          LONNIE C. POOLE, JR.
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                                                 CAPACITY                            DATE
          ---------                                                 --------                            ----
    /s/ Lonnie C. Poole, Jr.                            Director, Chairman and Chief Executive       March 30, 2001
    ------------------------                            Officer (Principal Executive Officer)
    LONNIE C. POOLE, JR.


    /s/ Stephen C. Shaw                                 Chief Financial Officer (Principal           March 30, 2001
    -------------------                                 Financial and Accounting Officer)
    STEPHEN C. SHAW


    /s/ Jim W. Perry                                    Director                                     March 30, 2001
    ----------------
    JIM W. PERRY


    /s/ Thomas F. Darden                                Director                                     March 30, 2001
    --------------------
    THOMAS F. DARDEN


    /s/ Thomas C. Cannon                                Director                                     March 30, 2001
    --------------------
    THOMAS C. CANNON


    /s/ Paul L. Brunswick                               Director                                     March 30, 2001
    ---------------------
    PAUL L. BRUNSWICK

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----
Independent Auditors' Report                                               F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000               F-3
Consolidated Statements of Operations for the Years Ended
December 31, 1998, 1999, and 2000                                          F-4
Consolidated Statements of Shareholders' Equity for the Years
Ended December 31, 1998, 1999 and 2000                                     F-5
Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998, 1999 and 2000                                           F-6
Notes to Consolidate Financial Statements                                  F-8

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders of
Waste Industries, Inc. and Subsidiaries
Raleigh, North Carolina

     We have audited the accompanying consolidated balance sheets of Waste Industries, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Waste Industries, Inc. and subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP
RALEIGH, NORTH CAROLINA
FEBRUARY 28, 2001

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                               December 31,      December 31,
                                                                                   1999              2000
                                                                            -----------------   --------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                        $ 3,176          $ 7,401
    Accounts receivable - trade, less allowance for uncollectible accounts
       (1999 - $921; 2000 - $1,957)                                                   26,756           27,983
    Accounts receivable - other                                                                           663
    Income taxes receivable (Note 12)                                                                     857
    Inventories                                                                        1,617            1,778
    Deferred income taxes (Note 12)                                                      910            1,183
    Prepaid expenses and other current assets                                          3,017            4,246
                                                                            -----------------   --------------
    Total current assets                                                              35,476           44,111
                                                                            -----------------   --------------
PROPERTY AND EQUIPMENT, net (Notes 2 and 3)                                          138,530          193,295
INTANGIBLE ASSETS, net (Note 2)                                                       71,458           66,547
OTHER NONCURRENT ASSETS                                                                3,740            3,795
                                                                            -----------------   --------------
TOTAL ASSETS                                                                       $ 249,204        $ 307,748
                                                                            =================   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt (Note 4)                                      5,826            4,008
    Current maturities of capital lease obligations (Note 5)                           1,042              995
    Accounts payable - trade                                                          12,109           12,178
    Acquisition related obligation                                                     2,012            3,338
    Accrued interest payable                                                             777            2,462
    Accrued wages payable                                                              1,619            1,614
    Income taxes payable (Note 12)                                                     1,487
    Accrued expenses and other liabilities (Note 8)                                    1,687            2,134
    Deferred revenue                                                                   1,875            1,884
                                                                            -----------------   --------------
    Total current liabilities                                                         28,434           28,613
                                                                            -----------------   --------------
LONG-TERM DEBT, net of current maturities (Note 4)                                   137,363          193,382
LONG-TERM LEASE OBLIGATIONS, net of current                                            2,337            1,227
       maturities (Note 5)
NONCURRENT DEFERRED INCOME TAXES (Note 12)                                            10,105           14,875
CLOSURE/POSTCLOSURE LIABILITIES (Note 9)                                               1,590            2,725
COMMITMENTS AND CONTINGENCIES (Notes 5, 7, 9 and 10)
SHAREHOLDERS' EQUITY (Notes 2, 6 and 7):
    Common stock, no par value, shares authorized 80,000,000 shares                   46,700           37,037
       issued and outstanding:  1999 - 13,854,355; 2000 - 13,119,171
    Paid-in capital                                                                    7,245            7,245
    Retained earnings                                                                 28,620           36,279
    Note receivable - Liberty Waste                                                  (11,538)         (11,538)
    Shareholders' loans and other receivables                                         (1,652)          (2,097)
                                                                            -----------------   --------------
    Total shareholders' equity                                                        69,375           66,926
                                                                            -----------------   --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 249,204        $ 307,748
                                                                            =================   ==============

                 See Notes to Consolidated Financial Statements.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1998, 1999 and 2000
                      (In Thousands, Except Per Share Data)

                                                                           1998                   1999                2000
                                                                    ------------------       -------------       -------------
REVENUES:
    Service revenues                                                $          169,527       $     213,384       $     240,733
    Equipment sales                                                              1,732               1,335               1,701
                                                                    ------------------       -------------       -------------
       Total revenues                                                          171,259             214,719             242,434
                                                                    ------------------       -------------       -------------
OPERATING COSTS AND EXPENSES:
    Operations                                                                 105,633             133,923             149,048
    Equipment sales                                                              1,268                 821               1,301
    Selling, general and administrative (Notes 5, 7 and 8)                      26,386              31,196              38,576
    Depreciation and amortization                                               16,981              22,298              26,402
    Merger, start-up and reorganization costs (Note 2)                             926                 432                 567
    Loss of sale of collection operations (Note 2)                                                                       1,049
                                                                    ------------------       -------------       -------------
    Total operating costs and expenses                                         151,194             188,670             216,943
                                                                    ------------------       -------------       -------------
OPERATING INCOME                                                                20,065              26,049              25,491
                                                                    ------------------       -------------       -------------
    Interest expense (Note 4)                                                    4,812               8,653              14,637
    Interest income                                                                (93)             (1,287)             (1,634)
    Other (Note 7)                                                                (538)               (441)               (284)
                                                                    ------------------       -------------       -------------
       Total other expense, net                                                  4,181               6,925              12,719
                                                                    ------------------       -------------       -------------
INCOME BEFORE INCOME TAXES                                                      15,884              19,124              12,772
INCOME TAX EXPENSE (Note 12):                                                    5,606               7,100               5,113
                                                                    ------------------       -------------       -------------
NET INCOME                                                          $           10,278       $      12,024       $       7,659
                                                                    ==================       =============       =============

EARNINGS PER SHARE (As Adjusted -- Note 12):
    Basic                                                           $             0.80       $        0.88       $        0.56
                                                                    ==================
    Diluted                                                         $             0.77       $        0.86       $        0.56
                                                                    ==================
INCOME BEFORE INCOME TAXES (Note 1)                                             15,884
PRO FORMA INCOME TAXES (Note 1)                                                  5,803
                                                                    ------------------
PRO FORMA NET INCOME (Note 1)                                       $           10,081
                                                                    ==================
PRO FORMA EARNINGS PER SHARE (Note 1)
    Basic                                                           $             0.78
    Diluted                                                         $             0.76
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING (Notes 6 and 12)
    Basic                                                                       12,875              13,707              13,615
                                                                    ==================       =============       =============
    Diluted                                                                     13,266              14,051              13,729
                                                                    ==================       =============       =============

                 See Notes to Consolidated Financial Statements.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1999 and 2000
                      (In Thousands, Except Per Share Data)

                                                       SHARES               COMMON       PAID-IN      RETAINED
                                             AUTHORIZED    OUTSTANDING       STOCK       CAPITAL      EARNINGS
                                             ----------    -----------       -----       -------      --------
Balance, January 1, 1998                       80,000           12,652     $ 27,120      $ 8,520       $ 5,834
Net income                                         --               --           --           --        10,278
Issuances of stock                                 --              729       14,026           --            --
Subchapter S Distributions                         --               --           --           --          (790)
Reclassification of S Corporation deficit          --               --           --       (1,275)        1,275
Increase in shareholders' loans and other
   receivables                                     --               --           --           --            --
Other                                              --               --            2           --            (1)
                                             ---------       ---------    ---------     --------    ----------
Balance, December 31, 1998                     80,000           13,381       41,148        7,245        16,596
Net income                                         --               --           --           --        12,024
Issuances of stock                                 --              464        7,699           --            --
Exercise of stock options                          --                9           34           --            --
Issue of Liberty Waste Receivable                  --               --           --           --            --
Fair value adjustment related to stock issued
    in business purchase transaction               --               --       (2,181)          --            --
Increase in shareholders' loans and other
     receivables                                   --               --           --           --            --
                                             ---------       ---------    ---------     --------    ----------

Balance, December 31, 1999                     80,000           13,854     $ 46,700      $ 7,245      $ 28,620
Net income                                         --               --           --           --         7,659
Issuances of stock                                 --                4           47           --            --
Stock Repurchases                                  --           (1,000)     (11,006)          --            --
Exercise of stock options                          --              273        1,372           --            --
Other                                              --              (12)         (76)          --            --
Increase in shareholders' loans and other
     receivables                                   --               --           --           --            --
                                             ---------       ---------    ---------     --------    ----------
Balance, December 31, 2000                     80,000           13,119     $ 37,037      $ 7,245      $ 36,279
                                             ---------       ---------    ---------     --------    ----------

                                                    NOTE              SHAREHOLDERS'           TOTAL
                                                 RECEIVABLE         LOANS AND OTHER        SHAREHOLDERS'
                                                LIBERTY WASTE         RECEIVABLES            EQUITY
                                                -------------         -----------            ------

Balance, January 1, 1998                                --                $ (307)            41,167
Net income                                              --                    --             10,278
Issuances of stock                                      --                    --             14,026
Subchapter S Distributions                              --                    --               (790)
Reclassification of S Corporation deficit               --                    --                 --
Increase in shareholders' loans and other
   receivables                                          --                   (20)               (20)
Other                                                   --                    --                  1
                                                 ----------             ---------          --------
Balance, December 31, 1998                                                  (327)            64,662
Net income                                              --                    --             12,024
Issuances of stock                                      --                    --              7,699
Exercise of stock options                               --                    --                 34
Issue of Liberty Waste Receivable                  (11,538)                   --            (11,538)
Fair value adjustment related to stock issued
    in business purchase transaction                    --                                   (2,181)
Increase in shareholders' loans and other
     receivables                                        --                (1,325)            (1,325)
                                                 ----------             ---------          --------
Balance, December 31, 1999                       $ (11,538)             $ (1,652)          $ 69,375
Net income                                              --                    --              7,659
Issuances of stock                                      --                    --                 47
Stock Repurchases                                       --                    --            (11,006)
Exercise of stock options                               --                    --              1,372
Other                                                   --                    --                (76)
Increase in shareholders' loans and other
     receivables                                        --                  (445)              (445)
                                                 ----------             ---------          --------
Balance, December 31, 2000                       $ (11,538)             $ (2,097)          $ 66,926
                                                 ----------             ---------          --------

                 See Notes to Consolidated Financial Statements.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1999 and 2000

                                                                           1998              1999              2000
                                                                       -------------      ------------      ------------
Operating Activities:                                                                      (In Thousands)
  Net income                                                            $    10,278        $   12,024        $    7,659
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                              16,981            22,298            26,402
  Gain on sale of property and equipment                                       (305)             (298)             (251)
  Loss on sale of collection operations                                                                           1,048
  Provision for deferred income taxes                                         2,240             1,451             4,496
  Changes in assets and liabilities, net of effects
      from acquisitions of related businesses:
          Working captial (excluding cash and cash equivalents)              (1,633)           (6,171)           (4,146)
          Other noncurrent assets                                               (92)             (853)             (642)
          Closure/postclosure liabilities                                       (13)              731             1,135
                                                                       -------------      ------------      ------------
          Net cash provided by operating activities                          27,456            29,182            35,701
                                                                       -------------      ------------      ------------

INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                                  649               721             1,836
  Proceeds from from disposal of collection operations                                                            9,897
  Purchases of property and equipment                                       (30,005)          (34,935)          (42,258)
  Acquisition of related business, net of cash acquired                     (27,649)          (34,934)          (43,963)
                                                                       -------------      ------------      ------------
          Net cash used in investing activities                             (57,005)          (69,148)          (74,488)
                                                                       -------------      ------------      ------------

FINANCING ACTIVITIES
  Proceeds from issuance of long term debt                                  114,995           186,809           172,541
  Principal payments of long-term debt                                      (82,527)         (135,143)         (118,340)
  Debt issuance costs                                                                          (1,323)
  Principal payments of capital lease obligations                                                (906)           (1,157)
  Repayments of loans and receivables from shareholders                         127                91
  Advances under shareholder loans and other receivables                       (147)           (1,416)             (445)
  Net proceeds from common stock issuance                                                       3,250                47
  Net proceeds from exercised options                                                              34             1,372
  Repurchase of common stock                                                                                    (11,006)
  Cash distributions to S-Corporation shareholders                             (790)
  Loan to Liberty Waste                                                                       (11,538)
  Other                                                                           1                (2)
                                                                       -------------      ------------      ------------
          Net cash provided by financing activities                          31,659            39,856            43,012
                                                                       -------------      ------------      ------------
INCREASE (DECREASE) IN CASH                                                   2,110              (110)            4,225
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  1,176             3,286             3,176
                                                                       -------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $     3,286        $    3,176        $    7,401
                                                                       =============      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION (IN THOUSANDS)---
Cash paid for interest                                                     $  4,926          $  8,530          $ 12,483
                                                                           ========          ========          ========
Cash paid for taxes                                                        $  3,623          $  4,301          $  2,954
                                                                           ========          ========          ========

Supplemental Schedule of Noncash Transactions--

     On June 16, 1998, the Company exchanged 21,344 shares of its common stock (with a fair value of $449,000) for all of the issued and outstanding shares of common stock of Dumpsters, Inc. On June 30, 1998, the Company exchanged 330,000 shares of its common stock (with a fair value of $7.4 million) for all of the issued and outstanding shares of common stock of Reliable Trash Services, Inc. On August 28, 1998, the Company exchanged 388,311 shares of its common stock (with a fair value of approximately of $8.5 million) for all of the issued and outstanding shares of common stock of Railroad Avenue Disposal, Inc. These business combinations have been accounted for as poolings-of-interests.

     During 1998, the Company exchanged 729,204 shares of common stock with a fair value of approximately $14.0 million as partial consideration for certain business acquisitions.

     During 1999, the Company issued 281,250 shares of common stock with a fair value of approximately $4.5 million as partial consideration for certain business acquisitions.

     During 2000, the Company forgave accounts receivable from an affiliated party totaling approximately $76,000, in exchange for the return and cancellation of the Company's common stock.


                 See Notes to Consolidated Financial Statements.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1999 and 2000

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     Business Operations--Waste Industries, Inc. (the "Company") is a regional solid waste services company providing solid waste collection, transfer, recycling, processing and disposal services to customers in North Carolina, South Carolina, Alabama, Georgia, Mississippi, Tennessee, Virginia and Florida.

     Basis of Presentation--The Company's consolidated financial statements include its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company's revenues and income are derived principally from one industry segment, which includes the collection, transfer, recycling, processing and disposal of municipal solid waste and industrial wastes.

     Significant Accounting Policies--The significant accounting policies are summarized below:

     a. Cash and Cash Equivalents--For the purposes of presentation in the financial statements, cash equivalents include highly liquid investments with original maturities of three months or less.

     b. Inventories--Inventories consist of (i) trucks and containers held for sale and (ii) operating materials and supplies held for use and are stated at the lower of cost or market (less costs to sell) using the specific-identification method.

     c. Property and Equipment--Property and equipment are stated at cost. Depreciation expense is calculated on the straight-line method. Estimated useful lives are as follows:

             Machinery and equipment                  5 to 12 years
             Furniture, fixtures and vehicles         5 to 10 years
             Building                                 30 years

     Landfill costs, including engineering and other professional fees, are amortized using the units-of-production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. The determination of airspace usage and remaining airspace is an essential component in the calculation of landfill asset depletion. This determination is performed by independent surveyors conducting annual topographic surveys, using aerial survey techniques, of the Company's landfill facilities to determine remaining airspace in each landfill. The surveys are reviewed by the Company's independent engineers and its accounting staff.

     Engineering and legal fees paid to third parties incurred to obtain a disposal facility permit are capitalized as landfill costs and amortized over the estimated related airspace capacity. These costs are not amortized until the permit is obtained and operations have commenced. If the Company determines that the facility cannot be developed, these costs are charged to expense.

     d. Intangible Assets--Intangible assets primarily consist of goodwill, customer lists and noncompete and consulting agreements acquired in business combinations. Intangible assets are net of accumulated amortization and consist of the following (in thousands):

                                      1999                     2000
                                   ------------            -------------
      Goodwill                      $    70,859            $      66,144
      Customer lists                         14                       13
      Noncompete agreements                 585                      390
                                   ------------            -------------

      Intangible assets             $    71,458            $      66,547
                                   ============            =============


Customer lists are amortized using the straight-line method over 5 to 10 years. Noncompete agreements are amortized using the straight-line method over the lives of the agreements. Goodwill is amortized using the straight-line method, generally over 15 to 40

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES--(Continued)

years (weighted-average life: 1999-32 years; 2000 - 32.5 years). Such estimated useful lives assigned to goodwill are based on the period over which management believes that such goodwill can be recovered through undiscounted future operating cash flows of the acquired operations. Accumulated amortization was approximately $6,898,000 and $8,619,000 at December 31, 1999 and 2000
respectively.

     Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill or other intangible assets, the Company will evaluate the remaining useful life and balance of goodwill and make appropriate adjustments. See also note 1.f.

     e. Other Noncurrent Assets--Included in other noncurrent assets are debt issue costs relating to borrowings (see Note 4). Debt issue costs are amortized to interest expense using the effective interest method over the life of the related debt.

     f. Long-lived Assets--In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting For The Impairment of Long-lived Assets And For Long-lived Assets To Be Disposed Of, long-lived assets are reviewed for impairment on a market-by-market basis whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the projected future net cash flows on an undiscounted basis attributable to each market would be compared to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that market. If an impairment is indicated, the amount of the impairment is measured based on the fair value of the asset. The Company also evaluates the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives.

     g. Disposal Site Closure and Long-term Care--The Company has financial obligations relating to closure and post-closure costs (long-term care) or remediation of disposal facilities it operates or for which it is or may become responsible. While the precise amounts of these future obligations cannot be determined, at December 31, 2000 the Company estimates the total costs to range from approximately $44.1 to $44.4 million for remediation, final closure of its current operating facilities and post-closure monitoring costs pursuant to applicable regulations (generally for a term of 30 years after final closure). The Company's estimate of these costs is expressed in current dollars and is not discounted to reflect anticipated timing of future expenditures. The Company accrued approximately $1.6 million and $2.8 million for such projected costs at December 31, 1999 and 2000, respectively. The Company will provide additional accruals based on engineering estimates of airspace consumption over the useful lives of the facilities.

     h. Earnings Per Share and Pro Forma Information--Certain companies acquired in 1998 and accounted for as pooling-of-interests transactions were previously taxed as S Corporations. Pro forma net income and earnings per share amounts have been computed as if the Company were subject to federal and all applicable state corporate income taxes for 1998.

     Basic earnings per share computations are based on the weighted-average common stock outstanding. Diluted earnings per share include the dilutive effect of stock options using the treasury stock method. For the years ended December 31, 1999 and 2000, 250,061 and 350,029 stock options, respectively, were excluded from the computations of diluted earnings per share because the impact of their inclusion would be anti-dilutive.

     i. Stock Option Plan--The Company accounts for employee stock compensation in accordance with APB No. 25, Accounting For Stock Issued To Employees. Under APB No. 25, the total compensation expense is equal to the difference between the award's exercise price and the intrinsic value at the measurement date, which is the first date that both the exercise price and number of shares to be issued is known.

     SFAS No. 123, Accounting For Stock-based Compensation, requires disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are, however, permitted to continue to apply APB No. 25. The Company applies APB No. 25 to its stock-based compensation awards to employees and discloses the required information by SFAS No. 123 (Note
11).

     j. Revenue Recognition--The Company recognizes collection, transfer, recycle and disposal revenues as the services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. Revenues from the sale of recycled materials and finished products are recognized upon shipment.

     k. Deferred Revenue--Deferred revenue consists of collection fees billed in advance. Revenue is recognized as services are provided.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES--(Continued)

     l. Income Taxes-- In accordance with the provisions of SFAS No. 109, Accounting For Income Taxes, deferred income taxes (benefits) are provided on temporary differences between financial statement carrying values and the tax basis of assets and liabilities.

     m. New Accounting Standards--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting For Derivative Instruments And Hedging Activities as amended by SFAS No. 137, Accounting for Derivative Instruments And Hedging Activities - Deferral Of The Effective Date Of FASB Statement No. 133, and SFAS No. 138, Accounting For Certain Derivative Instruments And Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective January 1, 2001. Management does not believe the Company has entered into derivative instruments or hedging activities that are within the scope of SFAS No. 133 and, accordingly, the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements.

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the Commission and was required to be implemented no later than the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact on its consolidated financial statements.

     n. Use of Estimates--In preparing financial statements that conform with accounting principles generally accepted in the United States of America, management must use estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenue and expenses reflected during the reporting period. Actual results could differ from those estimates.

     o. Presentation--Certain 1998 and 1999 financial statement amounts have been reclassified to conform with the 2000 presentation.

2.   ACQUISITIONS

     Pooling-of-Interests Transactions--During 1998, the Company completed the following pooling-of-interests transactions:


     o On June 16, 1998, the Company exchanged 21,344 shares of its common stock with a fair value of approximately $449,000 for all the issued and outstanding share of common stock of Dumpsters, Inc. ("Dumpsters"), based in Memphis, Tennessee and engaged in the industrial solid waste collection in Shelby County, Tennessee.

     o On June 30, 1998, the Company exchanged 330,000 shares of its common stock with a fair value of approximately $7.4 million for all of the issued and outstanding shares of common stock of Reliable Trash Service, Inc. ("RTS"), a Maryland corporation based in Columbia, Maryland and engaged in the solid waste collection business in Tidewater Virginia.

     o On August 28, 1998, the Company acquired, in exchange for 388,311 shares of Company common stock valued at approximately $8.5 million, all of the outstanding stock of Railroad Avenue Disposal, Inc. ("RAD"), a Mississippi corporation that owns and operates a Class I rubbish pit in northwest Mississippi.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

2.        ACQUISITIONS--(Continued)

     The merger costs related to these pooling-of-interests transactions totaled approximately $818,000 at December 31, 1998 and consisted primarily of professional fees. All of these amounts had been expended at December 31, 1998.

     Purchase Transactions--During 1998, 1999, and 2000 the Company acquired eight, fifteen, and eight waste collection and disposal services businesses, respectively, to expand its operations. The assets acquired and liabilities assumed were accounted for by the purchase method of accounting and included the following (in thousands):

                                                             1998          1999           2000
                                                             ----          ----           ----
Tangible Net Assets Acquired:
  Accounts Receivable                                      $ 3,363       $ 2,713        $ 2,178
  Prepaid expenses and other current assets                     25            42
  Property and equipment                                     8,763        22,251          7,318
  Landfill assets                                                         12,449         33,384
  Accounts payable and accrued expenses                     (1,040)       (4,557)        (4,048)
  Deferred revenue                                            (597)         (574)
  Notes payable                                             (3,290)       (3,181)
  Capital lease obligations                                               (4,506)
                                                         ---------      --------       --------
    Total net tangible assets acquired                       7,224        24,637         38,832

Intangible Assets:
  Noncompete agreements                                        504           101              7
  Customer lists, contracts and goodwill                    33,948        14,648          5,124
                                                         ---------      --------       --------
Total acquisition costs                                  $  41,676      $ 39,386       $ 43,963
                                                         =========      ========       ========

     Net acquisition costs in 1998 included the issuance of 729,204 shares of the Company's common stock with a fair value of $14.0 million as partial consideration for certain business acquisitions. Net acquisition costs in 1999 include the issuance of 281,250 shares of the Company's common stock with a fair value of $4.5 million as partial consideration for certain business acquisitions. Additionally and including Fiscal 2000, the Company used borrowings under its revolving credit facilities to fund the purchase acquisitions.

     Related to the above acquisitions, the Company entered into noncompete agreements with the former owners of these businesses. These amounts are being amortized on a straight-line basis over the terms of the agreements (generally five years).

     On May 30, 2000, through an asset swap, the Company acquired the Sampson County Landfill, a municipal solid waste landfill in Roseboro, North Carolina, and a collection operation as a tuck-in to our existing Fayetteville, North Carolina operation, from Allied Waste Industries for $27.4 million in cash. Simultaneously, the Company sold its collection operations in Ooltewah, Tennessee and Dalton, Georgia to Allied Waste Industries for $9.9 million in cash for a loss of approximately $1 million.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

2.         ACQUISITIONS--(Continued)

     The following unaudited pro forma results of operations assume the transactions described above occurred as of January 1, 1998, 1999 and 2000 after giving effect to certain adjustments, including the amortization of the excess of cost over the underlying assets and as if the Company were subject to federal and all applicable state corporate income taxes for the period assuming the tax rate that would have applied had the Company been taxed as a C Corporation (in thousands except per share data):

                                                     1998                  1999                 2000
                                              --------------------   -----------------    ------------------
                                                             (In Thousands, Except Per Share Data)
Total revenues                                          $ 199,010           $ 225,527             $ 250,378
Operating income                                           24,979              28,243                28,027
Pro forma net income                                       11,905              12,914                 8,358
Pro forma earnings per common share:
Basic                                                      $ 0.89              $ 0.93                $ 0.61
Diluted                                                    $ 0.86              $ 0.91                $ 0.61

     The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future operating results.

     Other -- The Company incurred nonrecurring start-up costs related to a new service contracts of approximately $108,000 $105,000 and $5,000 during the years ended December 31, 1998, 1999 and 2000, respectively. These costs related to the deployment of service equipment and personnel. All of these amounts had been expensed during the years ended December 31, 1998, 1999 and 2000.


3.        PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1999 and 2000 (in thousands):

                                                               1999                2000
                                                          ----------------    ----------------
Land, land improvements and buildings                            $ 22,426            $ 34,502
Landfills and associated land                                      15,789              60,037
Machinery and equipment                                           180,126             196,204
Furniture, fixtures and vehicles                                    4,210               5,215
In-process equipment                                                1,217                 237
                                                          ----------------    ----------------
              Total property and equipment                        223,768             296,195
Less accumulated depreciation                                      85,238             102,900
                                                          ----------------    ----------------
Property and equipment, net                                     $ 138,530           $ 193,295
                                                          ================    ================

     In-process equipment includes equipment not placed in service at year end.


     Landfill costs include land held for development, representing various landfill properties with an aggregate cost of approximately $-0- and $592,195 at December 31, 1999 and 2000, respectively, which is not being amortized.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

4.        LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1999 and 2000 (in thousands):

                                                                                         1999                2000
                                                                                   ----------------    ---------------
Bank Credit Facilities:
       Prudential                                                                         $ 75,000           $ 71,429
       Fleet                                                                                65,000            125,000
Other installment notes payable, interest ranging from 1% to 7%                              2,910                782
Present value of noncompete agreement liabilities with the former shareholders of related businesses acquired due in various
       monthly installments through 2002                                                       279                179
                                                                                   ----------------    ---------------
Total notes payable                                                                        143,189            197,390
Less current portion                                                                         5,826              4,008
                                                                                   ----------------    ---------------
Long-term portion                                                                        $ 137,363          $ 193,382
                                                                                   ================    ===============

     On November 9, 1999, the Company entered into a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, formerly known as Bank Boston, N.A. ("Fleet") acts as agent. This new credit facility provides up to $200 million through November 2004. The Company has drawn approximately $55 million on the new facility to terminate and pay off its Branch Banking & Trust ("BB&T") facility. Virtually all of the assets of the Company and its subsidiaries, including the Company's interest in the equity securities of its subsidiaries, secure the Company's obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudenital Insurance Company of America ("Prudential") shares in the collateral pledged under the Fleet credit facility. In addition, the Company's subsidiaries have guaranteed the Company's obligations under the Prudential term loan facilities. The Fleet credit facility bears interest at a rate per annum equal to, at the Company's option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from 0% to 0.5% for base rate borrowings and 1.5% to 2.5% for Eurodollar rate borrowings. The Fleet facility requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders' approval of acquisitions in some circumstances. As of December 31, 2000, $125.0 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 8.8%.

     As of December 31, 1999, the Company had fully drawn three of the Prudential $25 million term facilities, leaving the Company with an uncommitted shelf facility of $25 million. . In 2000 we began principal repayments on the first $25 million term facility. The Prudential credit facilities require the Company to maintain certain financial ratios, such as debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth, net income and deposit balances. Interest on the three Prudential term facilities is paid quarterly, based on a fixed rate of 7.28%, 6.96% and 6.84%, respectively. Of the Company's committed Prudential facilities, $21.4 million mature in April 2006, $25 million mature in June 2008, and $25 million mature in February 2009, subject to renewal.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

4.  LONG-TERM DEBT-- (Continued)

     Annual aggregate principal maturities at December 31, 2000 are as follows (in thousands):

                        2001             $ 4,008
                        2002              11,003
                        2003              10,755
                        2004             135,742
                        2005              10,742
                        Thereafter        25,140
                                     ------------

                        Total           $197,390
                                     ============

     At December 31, 2000, the Company met all covenants under its Prudential and Fleet facilities.


     Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was $142,940 million and $205,267 million at December 31, 1999 and 2000, respectively.


5.   LEASES

     The Company leases certain property and equipment under both capital and operating leases. Gross property and equipment recorded under capital leases and the related accumulated amortization were approximately $4,101,740 and ($1,241,976), respectively, at December 31, 2000. The Company had not entered into capital leases prior to 1999.

     Future minimum lease payments as of December 31, 2000 for capital and operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

                                                                     Capital        Operating
                                                                     Leases           Leases           Total
                                                                  ------------   ---------------   ------------
                 2001                                                   1,119             1,686          2,805
                 2002                                                     853             1,281          2,134
                 2003                                                     461             1,173          1,634
                 2004                                                     165             1,054          1,219
                 2005                                                       -               977            977
                 Thereafter                                                 -             4,779          4,779
                                                                  ------------   ---------------   ------------

                 Total minimum lease payments                         $ 2,598          $ 10,950       $ 13,548
                                                                  ============   ===============   ============
                 Less amount representating interest
                      (ranging from 5.25% to 6.96%)                      (376)
                                                                  ------------
                                                                        2,222
                 Less current portion                                    (995)
                                                                  ------------
                 Long term lease obligation                           $ 1,227
                                                                  ============

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

     5.   LEASES -- (Continued)


     The total rental expense for all operating leases for the years ended December 31, 1998, 1999 and 2000 is as follows (in thousands):

                                 1998            1999           2000
                            ------------   -------------  -------------
 Buildings and sites            $ 1,216         $ 1,474        $ 1,962
 Trucks and equipment             2,209           1,310            910
                            ------------   -------------  -------------
 Total                          $ 3,425         $ 2,784        $ 2,872
                            ============   =============  =============

     Direct rental expense is included in cost of operations in the statements of operations and indirect rental expense is included in selling, general and administrative in the statements of operations.

6.   SHAREHOLDERS' EQUITY

     On June 16, 1998, the Company exchanged 21,344 shares of its common stock (with a fair value of $449,000) for all of the issued and outstanding shares of common stock of Dumpsters. On June 30, 1998, the Company exchanged 330,000 shares of its common stock (with a fair value of $7.4 million) for all of the issued and outstanding shares of common stock of RTS. On August 28, 1998, the Company exchanged 388,311 shares of its common stock (with a fair value of $8.5 million) for all of the issued and outstanding shares of common stock of RAD. These business combinations have been accounted for as poolings-of-interests. See Note 2.

     On August 28, 1998, the Company issued 22,474 shares of Company common stock with a fair value of approximately $500,000 as partial consideration for the stock of Greater Atlanta Sanitation, Inc. On September 10, 1998, the Company issued 706,730 shares of Company common stock with a fair value of approximately $13.5 million as partial consideration for the stock of TransWaste Services, Inc. In 1999 and upon completion of a valuation of the restricted stock issued in this transaction, the Company decreased common stock and goodwill by an adjustment of $2.2 million.

     Certain companies acquired in 1998 accounted for as pooling-of-interests transactions were previously taxed as S Corporations. The S Corporation elections were effectively terminated on their respective acquisition dates. Consequently, the Company reclassified a net S Corporation deficit to additional capital as a result of the termination of the S Corporation elections.

     During 1999, the Company loaned Liberty Waste Services, LLC ("Liberty") $11,538,000 under a senior subordinated note purchase agreement due December 31, 2001. Interest is payable annually at the rate of 11% per annum. The Company also received an option to purchase ("Option") any subsidiary of Liberty that operates a landfill or a waste disposal business within a 75 miles radius of a landfill owned by one of the Liberty subsidiaries or any other waste disposal business wherever located if the Company's funds loaned under the note purchase agreement are used, directly or indirectly, to purchase, develop or operate such business (a "Business Unit"). The Option became exercisable for an 18-month period beginning July 1, 2000. The exercise price for each Business Unit will equal 75% of the Company's market capitalization multiple times the Business Unit's annualized EBITDA, less the Business Unit's funded debt assumed by the Company, as defined in the note purchase agreement.

     Assuming Liberty's existing senior indebtedness is paid in full, principal in the amount of $2,884,500 is payable upon each closing, if any, of the acquisition or merger by the Company of a Business Unit from Liberty, or the sale by Liberty to a third party if the Company elects not to exercise its option with respect to a certain Business Unit, for a purchase price in excess of $5.0 million. Any unpaid principal balance and accrued but unpaid interest will be due and payable in full on December 31, 2001.

     During 1999, the Company sold 183,000 shares of the Company's common stock with a fair value of approximately $3.3 million to Liberty.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

6.    SHAREHOLDERS' EQUITY--(continued)

     The classification of the note purchase agreement from Liberty is based on SEC Staff Accounting Bulletin Topic 4E, Receivables from Sale of Stock, EITF Issue No. 85-1, Classifying Notes Received for Capital Stock, and Footnote 2 to APB Opinion 25, Accounting for Stock Issued to Employees. These pronouncements address the presentation of shareholder receivables arising from capital stock transactions and situations involving stock issued for nonrecourse receivables. Based on (i) Liberty's equity ownership in the Company and (ii) the nature and terms of the note purchase agreement, the Company believes these pronouncements are applicable in evaluating the substance and, consequently, appropriate classification, of the note from Liberty. Accordingly, the Company has classified the note purchase agreement as a deduction in shareholders' equity.

     Management believes the note purchase agreement is fully recoverable at each balance sheet date presented. If, in the event it is subsequently determined the note (or any portion thereof) has become impaired, the Company will record a charge in its consolidated statement of operations in the period such impairment occurs.

     If, for any reason, the Company exercises its Option to acquire a Business Unit and the total consideration paid, including forgiveness of any amounts due under the note purchase agreement, exceeds the predetermined exercise price, the Company will record such excess as a charge in its consolidated statement of operations in the period such an event occurs.

     During 1999, the Company issued 281,250 shares of Company common stock with a fair value of approximately $4.5 million as partial consideration for certain business acquisitions.

     During 2000, the Company issued 4,434 shares of Company common stock with a fair value of approximately $47,000 was recorded as director's fees.

     During 2000, stock options totaling 273,043 were exercised. The net proceeds approximated $1.4 million.

     On September 18, 2000, the Company completed its stock repurchase program with the purchase of 1,000,500 shares of its common stock at a cost of $11.0 million. Cash for the stock repurchase program was funded by the Company's existing revolving credit facilities.

7.   RELATED PARTY TRANSACTIONS

     Shareholder loans, included in shareholders' equity of the accompanying consolidated balance sheets, are notes receivable (including unpaid interest thereon) from shareholders of $1,420,034 and $1,864,585 at December 31, 1999, and 2000, respectively. The notes bear interest at an annual rate of 7% and are payable on demand. Shareholders' receivables, included in the shareholders' equity of the accompanying consolidated balance sheets, are from a related company owned by certain shareholders and officers of the Company. These receivables of $232,266 and $232,700 at December 31,1999 and 2000, respectively, are interest-free and are payable on demand. The Company has other shareholder transactions as indicated in Note 6.

     The Company has other related party transactions pertaining to the leasing of office space and equipment from officers of the Company and from other partnerships and corporations controlled by these officers, the sale and leasing of equipment and vehicles to affiliated companies, and the providing of management and accounting services and technical advice to other companies affiliated by common shareholder interests (other affiliated companies). All of the transactions are on terms comparable to those with third parties, and are immaterial individually and in the aggregate.

8. BENEFIT PLANS

     401(K) Profit Sharing And Retirement Plan--The Company has a 401(k) Savings and Retirement Plan and Trust ("401(k)" or the "Plan") for the benefit of its full-time employees who have more than one year of service and are over 21 years of age. The plan also benefits employees of certain related parties through separate funding arrangements. Employees make contributions to this retirement plan under a 401(k) pre-tax contribution plan and by the Company through 401(k) matching contributions. The Company's matching contributions to the 401(k) plan were $509,967, $667,799 and $735,355 for the years ended December 31, 1998, 1999 and 2000, respectively. Contributions by the Company are included in operating costs and expenses in the accompanying statements of operations.

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

8. BENEFIT PLANS--(continued)

     Self-insured Medical and Dental Plan--The Company has a self-insured plan for employee medical and dental benefits. The plan covers all full-time employees of the Company beginning on the 91st day of employment. The Company pays premiums for its employee's wages and dependents and withholds from employees additional amounts for the premium balance. As claims are processed by the plan's third-party administrator, the insurance requests funds from the Company. The Company maintains stop loss coverage for the plan. The Company's administrative expense relating to the plan for 1998, 1999 and 2000 was $246,163, $239,580 and $291,565, respectively.


9. COMMITMENTS AND CONTINGENCIES

     Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are adequately covered by insurance, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's financial position or results of operations.

     Landfill closure and post-closure costs include estimated costs to be incurred for final closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. The Company estimates these future cost requirements based on its interpretation of the technical standards of the Environmental Protection Agency's Subtitle D regulations.

     While the precise amounts of these future obligations cannot be determined, at December 31, 2000, the Company estimates the total costs to range from approximately $44.1 million to $44.4 million for remediation, final closure of its operating facilities and post-closure monitoring costs. The Company's estimate of these costs is expressed in current dollars and is not discounted to reflect anticipated timing of future expenditures. The Company had accrued approximately $1.6 million and $2.8 million for such projected costs at December 31, 1999 and 2000, respectively. The Company provides accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills the Company may acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that the Company's ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's financial condition and results of operation.

     Due to the inherent uncertainties related to the total costs for remediation, final closure of its operating facilities and post-closure monitoring costs, the Company cannot reasonably estimate any additional financial obligation, if any, at December 31, 1999 and 2000.


10.   LETTERS OF CREDIT

     At December 31, 1999 and 2000, the Company had entered into irrevocable letters of credit totaling approximately $1,444,000 and $4,735,475, respectively. According to the terms of the $200 million Fleet facility, the availability of funds on that facility are reduced by the lesser of outstanding letters of credit or $15 million. (Note 4).

11.   STOCK OPTION PLAN

     The Company's has a Stock Plan (the "Stock Plan") whereby a total of 1,800,000 shares of common stock reserved for issuance under the Stock Plan. At the same time that the Stock Plan was adopted, the Board terminated the Company's Employee Non-Qualified Stock Option Plan (the "Option Plan"; together with the Stock Plan, the "Plans") as to future grants. The Stock Plan provides for grants of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to employees (including officers and employee directors), and each of the Plans provides for grants of nonstatutory options to employees and consultants. The Stock Plan also allows for the grant of purchase rights. The Plans are administered by the Compensation Committee of the Board of Directors. The Stock Plan will terminate in April 2007, unless sooner terminated by the Board of Directors. A summary of the status of the Plans as of December 31, 1998, 1999 and 2000 and changes during the years ending on those dates is as follows:

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

11.   STOCK OPTION PLAN--(continued)

                                  OPTION PLANS

                                                              Shares
                                           Share               Price
                                      ----------------    ----------------
Balance, December 31 1998                     659,749      $         8.49
Granted                                       127,387               18.05
Forfeitures                                   (13,311)              14.07
Exercised                                      (9,200)               3.66
                                      ----------------    ----------------
Balance, December 31, 1999                    764,625                9.55
Granted                                       108,142               10.75
Forfeitures                                   (13,657)               9.05
Exercised                                    (273,043)              5.125
                                      ----------------    ----------------
Balance, December 31, 2000                    586,067      $        11.88
                                      ================    ================



         The following table summarizes information about the Company's Plans at December 31, 2000:

                                             Weighted      Weighted            Exercisable
                                             ---------     ---------   --------------------------------
                          Number of          Average        Average                       Weighted
                          ---------          -------        -------                       --------
      Range of              Shares          Remaining       Exercise    Number of          Average
      --------              ------          ---------       --------    ---------          -------
      Exercise Prices     Outstanding         Life          Price        Shares        Exercise Prices
      ---------------     -----------         ----          -----        ------        ---------------
$5.13                       236,038            0.25        $  5.13      236,038         $     5.13
$11.00 - $12.10             102,865            4.25        $ 11.12            -         $        -
$15.25 - $16.78              67,887            8.30        $ 16.41            -         $        -
$17.88                       50,000            3.50        $ 17.88       50,000         $    17.88
$19.69 - $20.81             129,277            7.30        $ 20.11            -         $        -

     The Company applies ABP No. 25 and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, the Company's net income, pro forma net income and pro forma earnings per share for the years ended December 31, 1998, 1999 and 2000 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

11.   STOCK OPTION PLANS--(Continued)

                                                              1998               1999               2000
                                                          -------------      --------------     -------------
         Net Income:
              As reported                                     $ 10,278            $ 12,024           $ 7,659
              Proforma -- for SFAS No. 123                      10,043              11,176             7,139

         Pro Forma Net Income:
              As reported                                       10,081
              Pro forma -- for SFAS No. 123                      9,846

         Historical Earnings Per Share:
              Basic:
                 As reported                                    $ 0.80              $ 0.88            $ 0.56
                 Pro forma -- for SFAS No. 123                  $ 0.78              $ 0.82            $ 0.52

              Diluted
                 As reported                                    $ 0.77              $ 0.86            $ 0.56
                 Pro forma -- for SFAS No. 123                  $ 0.76              $ 0.80            $ 0.52

        Pro Forma Earnings Per Share:
              Basic:
                 As reported                                    $ 0.78
                 Pro forma -- for SFAS No. 123                  $ 0.76

              Diluted:
                 As reported                                    $ 0.76
                 Pro forma -- for SFAS No 123                   $ 0.74

      As permitted under SFAS No. 123, the fair value of options granted under the Company's plan during 1998, 1999 and 2000 was estimated on the Black-Scholes option-pricing model using the following assumptions:

                                                                               1998            1999           2000
                                                                            ------------    ------------  -------------
Weighted-average grant-date fair value of options granted                   $      16.33    $     12.64   $     8.07
Weighted- average expected lives (years)                                            3.24           7.28         4.25
Risk-free interest rate                                                             5.50%          5.24%        6.50%
Volatility                                                                         39.00%         51.00%       47.00%

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

12.   INCOME TAXES


     The balance of deferred income tax assets and liabilities at December 31, 1999 and 2000 are as follows (in thousands):

                                                                                 1999           2000
                                                                             -------------   ------------
              Current deferred income tax assets (liabilities) relate to:
                   Allowance for bad debts                                   $        570    $       757
                   Accrued vacation                                                   191            282
                   Accruals to related parties                                          -              2
                   Accrued health benefits                                            140             88
                   Other accruals not currently deductible                              9             54
                                                                             -------------   ------------
              Net current deferred tax assets                                $        910    $      1,183
                                                                             =============   ============
              Noncurrent deferred income tax liabilities relate to:
                   Basis and depreciation differences                        $     10,049    $     15,538
                   Other                                                               56            (663)
                                                                             -------------   ------------
              Net noncurrent deferred tax liabilities                        $     10,105    $     14,875
                                                                             =============   ============

     The components of income tax expense for the years ended December 31, 1998, 1999 and 2000 are as follows (in thousands):

                                                             1998           1999            2000
                                                         -------------   ------------    ------------
                    Current income taxes:
                    Federal                              $      2,807    $     4,716     $       522
                    State                                         559            933              95
                                                         -------------   ------------    ------------
                    Total current income taxes                  3,366          5,649             617
                    Deferred income taxes                       2,240          1,451           4,496
                                                         -------------   ------------    ------------
                    Total                                $      5,606    $     7,100     $     5,113
                                                         =============   ============    ============

     The following is a reconciliation of income taxes at the Federal statutory rate (34%) to actual taxes provided for each of the three years in the period ended December 31, 2000 (in thousands):

                                                                    1998             1999            2000
                                                                 ------------     ------------    ------------
Federal tax at the staturtory rate                               $     5,401      $     6,502     $     4,342
State income taxes, net of federal tax benefit                           528              791             542
Goodwill amortization                                                      -                -              90
Other                                                                   (116)            (193)            139
                                                                 ------------     ------------    ------------
                                                                       5,813            7,100           5,113
Less federal taxes at the statutory rates for the periods
   acquired in poolings-of-interests were taxes as S
   Corporations                                                          207
                                                                 ------------     ------------    ------------
Total                                                            $     5,606      $      7,100    $      5,113
                                                                 ============     ============    ============

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

13.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                           FIRST             SECOND             THIRD             FOURTH
                                                          QUARTER            QUARTER            QUARTER           QUARTER
                                                          -------            -------            -------           -------
                                                                 (In thousands, except per share data)
Total revenues                           1999            $ 47,537           $ 52,855           $ 56,471         $ 57,856
                                         2000              57,283             62,247             62,766           60,138
Gross profit                             1999              18,200             19,663             20,809           21,303
                                         2000              21,552             23,809             23,355           23,369
Net income                               1999               2,852              3,065              2,954            3,153
                                         2000               2,350              1,915              1,730            1,664
Earnings per share:
Basic                                    1999               $0.21              $0.22              $0.21            $0.23
                                         2000                0.17               0.14               0.13             0.13
Diluted                                  1999                0.21               0.22               0.21             0.22
                                         2000               $0.16              $0.14              $0.13            $0.13

Weighted average number of shares outstanding:

Basic                                    1999              13,502             13,761             13,854           13,854
                                         2000              13,854             13,850             13,633           13,113
Diluted                                  1999              13,860             14,124             14,203           14,157
                                         2000              14,132             14,098             13,815           13,169

14. SUBSEQUENT EVENTS (UNAUDITED)

     The Company's shareholders approved a holding company reorganization on January 30, 2001 and the Company expects to effect the merger and complete the reorganization on March 31, 2001. The Company will merge into Waste Industries MergeCo, LLC, a wholly-owned subsidiary of Waste Holdings, Inc., a North Carolina corporation established by the Company for the purpose of becoming its parent holding company. In the reorganization, each share of the Company's outstanding common stock will automatically be converted into one share of Waste Holdings common stock.

     On March 15, 2001, the Company acquired commercial routes in Memphis and Nashville, Tennessee; Augusta, Georgia; Pensacola, Florida; and Norfolk, Virginia; from Allied Waste Industries Inc. for approximately $5.3 million in cash. This acquisition further expands the Company's operations in these states. The acquisition was funded with borrowings under the Company's revolving credit facility.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Waste Industries, Inc. and Subsidiaries
Raleigh, North Carolina

         We have audited the consolidated financial statements of Waste Industries, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 2000, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 28, 2001; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Waste Industries, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


\s\ DELOITTE & TOUCHE LLP
RALEIGH, NORTH CAROLINA
FEBRUARY 28, 2001

                     WASTE INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)


                                                    Balance           Charges to       Write-offs/         Balance
                                                   12/31/97            Expense          Payments              12/31/98
                                                ----------------    ---------------   --------------    ---------------
Allowance for doubtful accounts                           $ 908              $ 747           $ (955)             $ 700
Accrued closure and post-closure costs                      275                  -              (13)               262

                                                    Balance           Charges to       Write-offs/         Balance
                                                   12/31/98            Expense          Payments              12/31/99
                                                ----------------    ---------------   --------------    ---------------
Allowance for doubtful accounts                           $ 700            $ 1,242         $ (1,021)             $ 921
Accrued closure and post-closure costs                      262              1,328                -              1,590

                                                    Balance           Charges to       Write-offs/         Balance
                                                   12/31/99            Expense          Payments              12/31/00
                                                ----------------    ---------------   --------------    ---------------
Allowance for doubtful accounts                           $ 921            $ 1,958           $ (922)           $ 1,957
Accrued closure and post-closure costs                    1,590              1,173              (38)             2,725