Form 10-Q
period 2001-03-31
WASTE HOLDINGS INC
filed 2001-05-15
CIK 1125845

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001

                         Commission File Number 000-31050

                              Waste Holdings, Inc.
             (exact name of Registrant as specified in its charter)

                North Carolina                            56-0954929
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification Number)

                          3301 Benson Drive, Suite 601
                             Raleigh, North Carolina
                    (Address of principal executive offices)

                                      27609
                                   (Zip Code)

                                 (919) 325-3000
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  YES  X   NO
                                      ---     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, No Par Value                                  13,336,541 shares
           (Class)                                (Outstanding at May 10, 2001)

                         PART 1 - Financial Information

Item 1. Financial Statements


                              WASTE HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                December 31,                 March 31,
                                                                                   2000                        2001
                                                                      --------------------------  -------------------------
                                                                                                        (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                            $ 7,401                      $ 997
   Accounts receivable - trade, less allowance for                                       27,983                     26,770
       uncollectible accounts (2000 - $1,957; 2001 - $2,157)
   Accounts receivable - other                                                              663                          -
   Income taxes receivable                                                                  857                        239
   Inventories                                                                            1,778                      1,644
   Prepaid Insurance                                                                        626                      7,612
   Prepaid expenses and other current assets                                              3,620                      3,355
   Deferred income taxes                                                                  1,183                      1,236
                                                                      --------------------------  -------------------------
        Total current assets                                                             44,111                     41,853
                                                                      --------------------------  -------------------------
Property and equipment, net                                                             193,295                    195,562
Intangible assets, net                                                                   66,547                     69,648
Other noncurrent assets                                                                   3,795                      4,145
                                                                      --------------------------  -------------------------
        Total assets                                                                    307,748                    311,208
                                                                      ==========================  =========================

Liabilities and shareholders' equity
Current liabilities:
   Current maturities of long-term debt                                                   4,008                      6,066
   Current maturities of capital lease obligations                                          995                        992
   Accounts payable - trade                                                              12,178                      8,095
   Income taxes payable                                                                       -                         11
   Accrued expenses and other liabilities                                                 2,134                      2,599
   Deferred acquisition costs                                                             3,338                      3,723
   Accrued interest payable                                                               2,462                      1,322
   Accrued wages payable                                                                  1,614                      1,752
   Deferred revenue                                                                       1,884                      2,315
                                                                      --------------------------  -------------------------
       Total current liabilities                                                         28,613                     26,875
                                                                      --------------------------  -------------------------
Long-term debt, net of current maturities                                               193,382                    197,347
Long-term capital lease obligations                                                       1,227                        982
Noncurrent deferred income taxes                                                         14,875                     14,215
Disposal site closure and long-term care obligations                                      2,725                      3,143
Commitments and contingencies (Note 4)                                                        -                          -

Shareholders' equity:
   Common stock, no par value, shares authorized -                                       37,037                     38,152
        80,000,000 shares issued and outstanding:
        2000 - 13,119,171; 2001 - 13,336,541
   Paid-in capital                                                                        7,245                      7,245
   Retained earnings                                                                     36,279                     37,471
   Note receivable - Liberty Waste                                                      (11,538)                   (11,538)

   Other shareholders' loans and receivables                                             (2,097)                    (2,684)
                                                                      --------------------------  -------------------------
       Total shareholders' equity                                                        66,926                     68,646
                                                                      --------------------------  -------------------------
Total liabilities and shareholders' equity                                            $ 307,748                  $ 311,208
                                                                      ==========================  =========================

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                         PART 1 - Financial Information

                              WASTE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)
                                  (Unaudited)


                                                                                               Three Months Ended
                                                                                                      March 31,
                                                                                           ----------------------------
                                                                                               2000           2001
                                                                                           -------------  -------------
Revenues:
   Service                                                                                     $ 56,914       $ 59,682
   Equipment                                                                                        369            365
                                                                                           -------------  -------------
      Total revenues                                                                             57,283         60,047
                                                                                           -------------  -------------
Operating costs and expenses:
   Operations                                                                                    35,510         36,752
   Equipment sales                                                                                  221            284
   Selling, general and administrative                                                            9,013          9,492
   Depreciation and amortization                                                                  6,203          7,206
   Start-up and organizational costs                                                                  -            570
                                                                                           -------------  -------------
      Total operating costs and expenses                                                         50,947         54,304
                                                                                           -------------  -------------
Operating income                                                                                  6,336          5,743
                                                                                           -------------  -------------
   Interest expense                                                                               2,815          4,337
   Interest income                                                                                 (344)          (382)
   Other                                                                                            (53)           (75)
                                                                                           -------------  -------------
       Total other expense, net                                                                   2,418          3,880
                                                                                           -------------  -------------
Income before income taxes                                                                        3,918          1,863
Income tax expense                                                                                1,568            671
                                                                                           -------------  -------------
Net income                                                                                      $ 2,350        $ 1,192
                                                                                           =============  =============
Earnings per share:
   Basic                                                                                           0.17           0.09
   Diluted                                                                                         0.17           0.09
Weighted average common shares outstanding:
   Basic                                                                                         13,854         13,141
   Diluted                                                                                       14,132         13,172


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                         PART 1 - Financial Information

                              WASTE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                    ----------------------------
                                                                                       2000            2001
                                                                                    ------------    ------------
         Operating Activities:
           Net income                                                                   $ 2,350         $ 1,192
           Adjustments to reconcile net income to net
              cash provided by operating activities:
              Depreciation and amortization                                               6,203           7,206
             (Gain)/Loss on sale of property and equipment                                  (47)              4
              Provision for deferred income taxes                                         1,079            (712)
           Changes in operating assets and liabilities, net of effects
              from acquisitions and disposition of related businesses                     (1,672)         (8,171)
                                                                                    ------------    ------------
           Net cash provided by (used in) operating activities                            7,913            (481)
                                                                                    ------------    ------------
         .
         Investing Activities:
           Acquisitions of related business, net of cash acquired                        (3,477)         (5,001)
           Proceeds from sale of property and equipment                                     163             794
           Purchases of property and equipment                                           (9,044)         (8,020)
                                                                                    ------------    ------------
           Net cash used in investing activities                                        (12,358)        (12,227)
                                                                                    ------------    ------------

         Financing Activities:
           Proceeds from issuance of long term debt                                       5,745           7,263
           Principal payments of long-term debt                                          (1,320)         (1,238)
           Principal payments of capital lease obligations                                 (260)           (248)
           Advances under shareholder loans and receivables                                   -            (587)
           Net proceeds from common stock issuance                                            2               6
           Net proceeds from exercised options                                                -           1,108
                                                                                    ------------    ------------
           Net cash provided by financing activities                                      4,167           6,304
                                                                                    ------------    ------------

           Decrease in cash and cash equivalents                                           (278)         (6,404)
           Cash and cash equivalents, beginning of period                                 3,176           7,401
                                                                                    ------------    ------------
           Cash and cash equivalents, end of period                                     $ 2,898           $ 997
                                                                                    ============    ============

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                              WASTE HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND RECENT DEVELOPMENTS

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect normal adjustments which are necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results for full years or the interim periods.

Waste Holdings is the successor in interest to Waste Industries, Inc. Waste Holdings was formed in September 2000 by Waste Industries as part of Waste Industries' holding company reorganization. The holding company reorganization was completed on March 31, 2001 upon the merger of Waste Industries into Waste Industries MergeCo, LLC, a wholly owned subsidiary of Waste Holdings, Inc., a North Carolina corporation for the purpose of becoming its parent holding company. Each share of Waste Industries outstanding common stock was automatically converted into one share of Waste Holdings common stock.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Recent Developments

    Purchase Acquisitions and Disposition:

    During the three months ended March 31, 2001, the Company made the following acquisition which was accounted for as a purchase:

    o On March 1, 2001, the Company acquired commercial routes in Memphis and Nashville, Tennessee; Norfolk, Virginia; Augusta, Georgia; and Pensacola, Florida for $5.0 million in cash from Allied Waste Industries, Inc. The Memphis and Norfolk operations are tuck-ins to existing operations and the Nashville, Augusta, and Pensacola are operations in new markets.

This acquisition was funded primarily with proceeds from the Company's long-term revolving credit facilities.

Components of cash used for the purchase acquisitions reflected in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2001 are as follows (in thousands):

Fair value of tangible assets acquired                            $   1,742
Liabilities assumed                                                    (264)
Goodwill                                                              3,523
                                                                  ---------
Total consideration paid, including direct cost,
  net of cash acquired                                            $   5,001
                                                                  =========

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the dates of acquisition. These purchase price allocations are preliminary estimates, based on available information and certain assumptions management believes are reasonable. Accordingly, such purchase price allocations are subject to finalization.

The following unaudited pro forma results of operations for the three months ended March 31, 2000 and 2001 assume the transactions described above occurred as of January 1, 2000 and 2001, after giving effect to certain adjustments, including the amortization of the excess of cost over the underlying assets (in thousands):

                                         2000              2001

Total revenues                           $ 58,861          $ 61,099
                                      ------------------------------
Operating income                            6,519             5,865
                                      ------------------------------
Net income                                  2,434             1,251
                                      ------------------------------
Earnings per common share:
   Basic                                   $ 0.18            $ 0.10
                                      ------------     -------------
   Diluted                                 $ 0.17            $ 0.10
                                      ------------     -------------

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future operating results.

Property and equipment are stated at cost. Depreciation expense is calculated on the straight-line method over a period between 5 to 30 years. Goodwill is amortized using the straight-line method over 25 to 40 years. These estimated useful lives assigned to goodwill are based on the period over which management believes that such goodwill can be recovered through undiscounted future operating cash flows of the acquired operations.

Certain 2000 financial statement amounts have been reclassified to conform with the 2001 presentation.


2. EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method. For the three months ended March 31, 2000 and 2001, stock options of 250,061 and 350,029, respectively, were excluded from the computations of diluted earnings per share because the impact of their inclusion would be anti-dilutive.


3. SHAREHOLDERS' EQUITY

The Company issued 1,066 and 236 shares of Company common stock with a fair value of approximately $6,000 and $2,500 for the three-month periods ending March 31, 2001 and 2000, respectively, that were recorded as director's fees.

During the three-month period ended March 31, 2001, stock options totaling 216,304 were exercised with net proceeds of approximately $1.1 million. No options were exercised for the same period in 2000.

4. CONTINGENCIES

Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all these matters have been adequately provided for, are adequately covered by insurance, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's financial position or results of operations.

The Company will have material financial obligations relating to disposal site closure and long-term care obligations of landfill facilities which it has acquired through the three-month period ended March 31, 2001. The Company provides accruals for future obligations (generally for a term of 30 to 40 years after final closure of the landfill) based on engineering estimates of consumption of permitted landfill airspace over the useful life of the landfill. The Company's ultimate financial obligations for actual closing or post-closing costs might exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's financial condition and results of operations.

5.  NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the Company has adopted Financial Accounting Standards Board ("FASB") issued FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. FASB No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. Management does not believe the Company has any derivative instruments or hedging activities that are within the scope of SFAS No. 133 and, accordingly, the adoption of SFAS No. 133 has not had a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000. Some matters discussed in this Management's Discussion and Analysis are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated including the ability to manage growth, the availability and integration of acquisition targets, competition, geographic concentration, weather conditions, government regulation and others set forth in the Company's Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Waste Holdings is a regional, vertically-integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. As of March 31, 2001, we operated 42 collection operations, 24 transfer stations, approximately 100 county convenience drop-off centers, eight recycling facilities and ten landfills in the southeastern U.S. We had revenues of $242.4 million and operating income of $25.5 million in the year ended December 31, 2000, and revenues of $60.0 million and operating income of $5.7 million in the three months ended March 31, 2001.

Our presence in high-growth markets in the southeastern U.S., including North Carolina, Georgia and Virginia, has supported our internal growth. In addition, from 1990 through the three months ended March 31, 2001, we acquired 59 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern U.S. and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our density should improve, which we expect will increase our collection efficiencies and profitability.


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

At March 31, 2001, we operated approximately 100 convenience sites under contract with 14 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At March 31, 2001, we also operated eight recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity pricing risk by spreading the risk among our customers. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At March 31, 2001, we owned, operated or transferred from 24 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At March 31, 2001, we owned and operated ten landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the equipment that we resell.

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

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed statements of operations:

                                                   Three Months Ended
                                                        March 31,
                                             -----------------------------
                                                2000               2001
                                             -----------      ------------
Total revenues                                   100.0%            100.0%
Service                                           99.4%             99.4%
Equipment                                          0.6%              0.6%
                                             -----------      ------------

Cost of operations                                62.0%             61.2%
Cost of equipment sales                            0.4%              0.5%
Selling, general and administrative               15.7%             15.8%
Depreciation and amortization                     10.8%             12.0%
Startup and organizational costs                   0.0%              0.9%
                                             -----------      ------------
Operating income                                  11.1%              9.6%
                                             -----------      ------------

Interest expense                                   4.3%              6.6%
Other income                                          -             -0.1%
                                             -----------      ------------

Income before income taxes                         6.8%              3.1%
Income taxes                                       2.7%              1.1%
                                             -----------      ------------

Net income                                         4.1%              2.0%
                                             ===========      ============


Three Month Period Ended March 31, 2001 vs. Three Month Period Ended March 31, 2000

REVENUES. Total revenues increased approximately $2.8 million, or 4.8%, for the three-month period ended March 31, 2001, compared with the same period in 2000. This increase was attributable primarily to the following factors: (1) the effect of seven businesses acquired during the year ended December 31, 2000 and contracts acquired through March 31, 2001 resulting in a $4.6 million increase for the three-month period ended March 31, 2001, offset by the decrease in revenues due to the loss on the sale of collection operations of $2.3 million; and (2) increased prices and collection volumes resulting from new municipal and commercial contracts and residential subscriptions of $0.5 million.

COST OF OPERATIONS. Cost of operations increased $1.3 million, or 3.7%, for the three-month period ended March 31, 2001, compared to the same period in 2000. This increase was attributable primarily to increased health insurance rates of approximately $1.2 million, labor costs and associated expenses of approximately $0.7 million, increased landfill site and accrual expenses of approximately $0.6 million, offset by a decrease in landfill and disposal fees of $1.4 million, and the remaining increases were primarily due to increased collection volumes resulting from new municipal and commercial contracts, residential subscriptions and the acquisition of new businesses during the period. Total cost of operations as a percentage of revenues decreased to 61.2% in 2001 from 62.0% in 2000 due to a higher internalization rate.

SG&A. SG&A increased $.5 million, or 5.3%, for the three-month period ended March 31, 2001, compared with the same period in 2000. This increase was attributable primarily to increased bad debt expense of approximately $0.4 million, increased legal, accounting services, postage and utility expense of approximately $0.4 million, offset by amounts attributable to the sale of collection operations of $0.3 million in 2000. SG&A as a percentage of revenues increased to 15.8% of revenue in 2001 from 15.7% of revenue in 2000 due to the aforementioned increases.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.0 million, or 16.2%, for the three-month period ended March 31, 2001, compared to the same period in 2000. Depreciation and amortization, as a percentage of revenues, increased to 12.0% from 10.8%, for the three month periods ended March 31, 2001 and 2000, respectively. The primary components of this increase were
(1) the effect of additional depreciation related to the seven businesses acquired during the year ended December 31, 2000 and three businesses acquired through March 31, 2001 resulting in a $0.7 million increase for the three-month period ended March 31, 2001 offset by amounts attributable to the sale of collection operations of $0.3 million in 2000; and (2) depreciation resulting from additional property acquired and placed into service due to higher collection volumes of $0.6 million for the three months ended March 31, 2001.

INTEREST EXPENSE. Interest expense (net of interest income) increased $1.5 million, or 60.1%, for the three-month period ended March 31, 2001, compared to the same period in 2000. This increase was primarily due to the higher level of average outstanding indebtedness as well as a higher interest rate related to our purchases of assets of businesses acquired and the debt required to fund our stock repurchase plan completed in 2000.

INCOME TAX EXPENSE. Income tax expense decreased $0.9 million, or 57.2%, for the three-month period ended March 31, 2001, compared to the same period in 2000. This decrease was attributable to a decline in income before taxes and a decrease in the effective tax rate of approximately 4.0% (from 40.0% to 36.0%). The decrease in the effective tax rate is due to reorganization of our corporate legal structure completed in the quarter ended March 31, 2001.

NET INCOME. Net income decreased $1.2 million, or 49.3%, for the three-month period ended March 31, 2001, compared to the same period in 2000. This decrease was primarily attributable to increased insurance expense, landfill site and accrual expenses, bad debt expense and interest expense (net of interest income) offset by a decrease in income tax expense for the three-month period ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at March 31, 2001 was $15.0 compared to $15.5 million at December 31, 2000. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facilities and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2001. As of March 31, 2001, we have fully drawn upon our three $25 million term facilities with Prudential Insurance Company of America, leaving us with an uncommitted shelf facility of $25 million. The Prudential facilities require us to maintain financial ratios, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.28%, 6.96% and 6.84%, respectively, and the facilities mature as follows: $25 million in April 2006, $25 million in June 2008 and $25 million in February 2009, all subject to renewal.

In November 1999, we entered into a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, formerly known as BankBoston, N.A., acts as agent. This credit facility provides up to $200 million through November 2004. Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Fleet credit facility. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The Fleet credit facility bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from 0% to 0.5% for base rate borrowings and 0.2% to 0.4% for Eurodollar rate borrowings. The Fleet facility requires us to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders' approval of acquisitions in some circumstances. As of March 31, 2001, an aggregate of approximately $129 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 8.3%.

Net cash used in operating activities totaled $.5 million for the three months ended March 31, 2001, compared to net cash provided by operations of $7.9 million for the three months ended March 31, 2000. This decrease was caused principally by a reduction in net income of $1.2 million, an increase in non-cash depreciation and amortization of $1.0 million, an increase in working capital primarily related to prepaid insurance of $7.0 million and an increase in other noncurrent assets of $1.2 million and the remainder related to a decrease in deferred income taxes, and increase in loss on sales of property and equipment and closure/postclosure liabilities.

Net cash used in investing activities totaled $12.2 million for the three months ended March 31, 2001, compared to $12.4 million for the three months ended March 31, 2000. This decrease was caused principally by a higher level of acquisitions of related businesses of $1.6 million, an increase in proceeds from the sale of property and equipment of $0.6 million and a decrease in capital expenditures of $1.0 million.

We currently expect capital expenditures for 2001 to be approximately $28.0 million, compared to $42.3 million in 2000. In 2001, we expect to use approximately $8.5 million for vehicle and equipment additions and replacements, approximately $8.7 million for landfill site and cell development, approximately $7.0 million for support equipment and approximately $3.8 million for facilities, additions and improvements. We expect to fund our planned 2001 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner of and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal business, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

Net cash provided by financing activities totaled $6.3 million for the three months ended March 31, 2001, compared to $4.2 million for the three months ended March 31, 2000. The increase was primarily attributable to increased borrowings (net of repayments) of $1.5 million and increased proceeds from options exercised of $1.1 million offset by a decreased shareholder loans and receivables of $0.5 million.

At March 31, 2001, we had approximately $205.4 million of long-term and short-term borrowings outstanding (including capital lease obligations) and approximately $4.7 million in letters of credit. At March 31, 2001, the ratio of our total debt (including capital lease obligations) to total capitalization was 75.0%, compared to 74.9% at December 31, 2000.

Accounts receivable-other decreased approximately $0.7 million for the three-month period ended March 31, 2001 compared to December 31, 2000. This decrease was due to the settlement of an acquisition holdback.

Prepaid insurance increased approximately $7.0 million to $7.6 million for the period ended March 31, 2001 from $0.6 million at December 31, 2000 due primarily to the prepayment of our annual insurance premium for auto liability and physical damage coverage and workers' compensation coverage. This payment was made in advance in order to obtain a lower insurance rate.

Accrued interest payable decreased approximately $1.2 million to $1.3 million for the period ended March 31, 2001 from $2.5 million at December 31, 2000 due to an increase in interest payments in excess of accruals.

SEASONALITY

Our results of operations tend to vary seasonally, with the first quarter typically generating the least amount of revenues, higher revenues in the second and third quarters, and a decline in the fourth quarter. This seasonality reflects the lower volume of waste generated during the fall and winter months. Also, operating and fixed costs remain relatively constant throughout the calendar year, which, when offset by these revenues, results in a similar seasonality of operating income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure has not changed materially from the exposure as disclosed in our Company's 2000 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  See exhibit index

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2001                          Waste Holdings, Inc.
                                              (Registrant)

                                      By:     /s/ Stephen C. Shaw
                                              ----------------------------------
                                              Stephen C. Shaw
                                              Chief Financial Officer
                                              (Principal Financial Officer)

WASTE HOLDINGS, INC.
EXHIBIT INDEX
First Quarter 2001


       Exhibit Number                  Exhibit Description
       --------------                  --------------------

               11                      Computation of Earnings Per Share