Form 10-Q
period 2001-06-30
WASTE HOLDINGS INC
filed 2001-08-10
CIK 1125845

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001

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


                            YES X           NO____
                               -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, No Par Value         13,337,703 shares
             (Class)                (Outstanding at August 8, 2001)

                        PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements

                             WASTE HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Data)


                                                                      December 31,           June 30,
                                                                          2000                 2001
                                                                  -----------------     ----------------
                             ASSETS                                                        (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                               $ 7,401               $ 565
   Accounts receivable - trade, less allowance for                          27,983              30,516
       uncollectible accounts (2000 - $1,957; 2001 - $1,899)
   Accounts receivable - other                                                 663                   -
   Accounts receivable-income tax                                              857                   -
   Inventories                                                               1,778               1,675
   Prepaid insurance                                                           626               5,615
   Prepaid expenses and other current assets                                 3,620               4,841
   Deferred income taxes                                                     1,183               1,245
                                                                  -----------------    ----------------
        Total current assets                                                44,111              44,457
                                                                  -----------------    ----------------
PROPERTY AND EQUIPMENT, net                                                193,295             194,778
INTANGIBLE ASSETS, net                                                      66,547              69,218
OTHER NONCURRENT ASSETS                                                      3,795               9,778
                                                                  -----------------    ----------------
TOTAL ASSETS                                                               307,748             318,231
                                                                  =================    ================

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                      4,008              11,001
   Current maturities of capital lease obligations                             995               1,009
   Accounts payable - trade                                                 12,178              10,147
   Income taxes payable                                                          -                  83
   Accrued expenses and other liabilities                                    2,134               3,130
   Deferred acquisition costs                                                3,338               3,676
   Accrued interest payable                                                  2,462               2,365
   Accrued wages payable                                                     1,614               1,983
   Deferred revenue                                                          1,884               2,088
                                                                  -----------------    ----------------
       Total current liabilities                                            28,613              35,482
                                                                  -----------------    ----------------
LONG-TERM DEBT, net of current maturities                                  193,382             193,833
LONG-TERM CAPITAL LEASE OBLIGATIONS                                          1,227                 726
NONCURRENT DEFERRED INCOME TAXES                                            14,875              14,327
CLOSURE/POSTCLOSURE LIABILITIES                                              2,725               3,302
COMMITMENTS AND CONTINGENCIES (Note 4)                                           -                   -

SHAREHOLDERS' EQUITY:
   Common stock, no par value, shares authorized -                          37,037              38,151
        80,000,000 shares issued and outstanding:
        2000 - 13,119,171; 2001 - 13,337,703
   Paid-in capital                                                           7,245               7,245
   Retained earnings                                                        36,279              39,567
   Note receivable - Liberty Waste                                         (11,538)            (11,538)
  Shareholders' loans and receivables                                       (2,097)             (2,864)
                                                                  -----------------    ----------------
   Total shareholders' equity                                               66,926              70,561
                                                                  -----------------    ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 307,748             318,231
                                                                  =================    ================

      See Notes to Unaudited Condensed Consolidated Financial Statements

                        PART 1 - FINANCIAL INFORMATION

                              WASTE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                      Three Months Ended                        Six Months Ended
                                                           June 30,                                 June 30,
                                             -------------------------------------     ------------------------------------
                                                   2000                2001                 2000                2001
                                             -----------------   -----------------     ----------------    ----------------
REVENUES:
   Service                                     $       61,831    $         64,184     $        118,745    $        123,866
   Equipment                                              416                 338                  785                 703
                                              ---------------   -----------------     ----------------    ----------------
   Total revenues                                      62,247              64,522              119,530             124,569
                                              ---------------   -----------------     ----------------    ----------------
OPERATING COST AND EXPENSES:
   Operations                                          38,180              40,538               73,691              77,290
   Equipment sales                                        258                 281                  478                 565
   Selling, general and administrative                  9,488               9,105               18,501              18,597
   Depreciation and amortization                        6,454               7,472               12,658              14,678
   Organizational costs                                                                                                570
   Loss on sale of business unit                        1,677                 359                1,677                 359
                                              ---------------   -----------------     ----------------    ----------------
   Total operating costs and expenses                  56,057              57,755              107,005             112,059
                                              ---------------   -----------------     ----------------    ----------------
OPERATING INCOME:                                       6,190               6,767               12,525              12,510
                                              ---------------   -----------------     ----------------    ----------------
   Interest expense                                     3,424               3,887                6,238               8,224
   Interest income                                       (363)               (376)                (707)               (758)
   Other                                                  (66)                (19)                (119)                (94)
                                              ---------------   -----------------     ----------------    ----------------
   Total other expense, net                             2,995               3,492                5,412               7,372
                                              ---------------   -----------------     ----------------    ----------------
INCOME BEFORE INCOME TAXES                              3,195               3,275                7,113               5,138
INCOME TAX EXPENSE                                      1,280               1,179                2,848               1,850
                                              ---------------   -----------------     ----------------    ----------------
NET INCOME                                     $        1,915    $          2,096     $          4,265    $          3,288
                                              ===============   =================     ================    ================
EARNINGS PER SHARE
   Basic                                                 0.14                0.16                 0.31                0.25
   Diluted                                               0.14                0.16                 0.30                0.25
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic                                               13,858              13,337               13,850              13,238
   Diluted                                             14,098              13,350               14,107              13,242

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                        PART 1 - FINANCIAL INFORMATION

                             WASTE HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)


                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                    -------------------------------------
                                                                                          2000                2001
                                                                                    -----------------   -----------------
Operating Activities:
  Net income                                                                        $          4,265    $          3,288
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                                            12,658              14,678
    (Gain)/loss on sale of property and equipment                                                (91)                 18
     Loss on sale of business unit                                                             1,677                 359
     Provision for deferred income taxes                                                       1,994                (610)
  Changes in operating assets and liabilities, net of effects from
     acquistions and disposition of related businesses                                        (5,881)            (14,010)
                                                                                    ----------------    ----------------
  Net cash provided by operating activities                                                   14,622               3,723
                                                                                    ----------------    ----------------

Investing Activities:
  Acquisitions of related business, net of cash acquired                                     (39,975)             (5,001)
  Proceeds from sale of related business unit                                                  9,897                 426
  Proceeds from sale of property and equipment                                                   252               1,017
  Purchases of property and equipment                                                        (19,148)            (14,305)
                                                                                    ----------------    ----------------
  Net cash used in investing activities                                                      (48,974)            (17,863)
                                                                                    ----------------    ----------------

Financing Activities:
  Proceeds from issuance of long-term debt                                                    51,409              47,742
  Principal payments of long-term debt                                                       (15,178)            (40,298)
  Principal payments of capital lease obligations                                               (525)               (487)
  Advances under shareholder loans and receivables                                              (421)               (767)
  Net proceeds from common stock issuance                                                          2                   6
  Net proceeds from exercised options                                                            161               1,108
  Repurchase of common stock                                                                    (342)
                                                                                    ----------------    ----------------
  Net cash provided by financing activities                                                   35,106               7,304
                                                                                    ----------------    ----------------
  Increase (decrease) in cash and cash equivalents                                               754              (6,836)
  Cash and cash equivalents, beginning of period                                               3,176               7,401
                                                                                    ----------------    ----------------
  Cash and cash equivalents, end of period                                          $          3,930    $            565
                                                                                    ================    ================

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

Waste Holdings is the successor interest to Waste Industries. Waste Holdings was formed in September 2000 by Waste Industries for the purpose of becoming Waste Industries' parent holding company. The holding company reorganization was completed on March 31, 2001 upon the merger of Waste Industries into Waste Industries MergeCo, LLC, a wholly owned subsidiary of Waste Holdings. Each share of Waste Industries outstanding common stock was automatically converted into one share of Waste Holdings common stock.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Recent Developments

  Purchase Acquisition and Disposition:

  During the six months ended June 30, 2001, the Company made the following acquisition which was accounted for as a purchase and disposition:

  . On March 1, 2001, the Company acquired commercial routes in Memphis and Nashville, Tennessee; Norfolk, Virginia; Augusta, Georgia; and Pensacola, Florida for $5.0 million in cash from Allied Waste Industries, Inc. The Memphis and Norfolk operations are tuck-ins to existing operations and the Nashville, Augusta, and Pensacola operations are in new markets.

  . On May 15, 2001, the Company disposed of a non-core business unit known as Air Cargo Services for $426,000 in cash and notes from Capital Cartage, Inc.

The acquisition was funded primarily with proceeds from the Company's long-term revolving credit facilities.

Components of cash used for the acquisition reflected in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2001 are as follows (in thousands):


Fair value of tangible assets acquired                                $1,742
Liabilities assumed                                                     (264)
Goodwill                                                               3,523
                                                                      ------

Total consideration paid, including direct cost, net of cash acquired $5,001
                                                                      ======

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. These purchase price allocations are preliminary estimates, based on available information and certain assumptions management believes are reasonable. Accordingly, such purchase price allocations are subject to finalization.

The following unaudited pro forma results of operations for the six months ended June 30, 2000 and 2001 assume the acquisition described above occurred as of January 1, 2000 and 2001, after giving effect to certain adjustments, including the amortization of the excess of cost over the underlying assets (in thousands):


                                             2000                  2001
     Total revenues                       $ 122,685             $ 125,621
                                         -----------           -----------
     Operating income                        12,891                12,632
                                         -----------           -----------
     Net Income                               4,432                 3,347
                                         -----------           -----------
     Earnings per common share:
       Basic                              $    0.32             $    0.25
                                         -----------           -----------
       Diluted                            $    0.31             $    0.25
                                         -----------           -----------


The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results.

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


2. EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method. For the six-month periods ended June 30, 2000 and 2001, stock options of 250,061 and 389,845, respectively, were excluded from the computations of diluted earnings per share because the impact of their inclusion would be anti-dilutive.


3. SHAREHOLDERS' EQUITY

The Company issued 2,228 and 472 shares of Company common stock with a fair value of approximately $15,000 and $5,000 for the six-month periods ended June 30, 2001 and 2000, respectively, that were recorded as director's fees.

Stock options totaling 216,304 and 36,657 were exercised with net proceeds of approximately $1,110,000 and $161,000, during the six-month periods ended June 30, 2001 and 2000, respectively.

During the six-month period ended June 30, 2000, the Company issued 291 shares of Company common stock with a fair value of approximately $2,500 that was recorded as compensation expense. In June, 2000 the Company implemented a stock repurchase program whereby it could effect open-market purchases of up to 1,000,000 shares of its common stock. Purchases were conducted through various brokers. As of June 30, 2000, the Company had purchased 35,600 shares at an average price of $9.60 per share. The repurchase program was completed in the third quarter of 2000 and all 1,000,000 shares were repurchased.

4. LONG TERM DEBT

On April 5, 2001, we closed on a variable rate development bond with Sampson County ("Sampson facility"). This bond provides up to $33.7 million of income tax exempt funding. As of June 30, 2001, an aggregate of approximately $33.7 million was outstanding under the bond facility. The bonds are backed by a letter of credit issued by Wachovia Bank & Trust as a participating lender under our Fleet syndication. The average interest rate on outstanding borrowings was approximately 3.47%.

As of June 30, 2001 the Company has drawn approximately $28.8 million from the Sampson facility in order to repay funds borrowed from the Fleet syndication used to finance the original Sampson County Landfill acquisition. The remaining $4.9 million is classified as restricted cash within other non-current assets and will be used for future site and cell development expenditures for the Sampson County Landfill.

5. COMMITMENTS AND CONTINGENCIES

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

The Company will have material financial obligations relating to disposal site closure and long-term care obligations of landfill facilities which it had acquired through the six-month period ended June 30, 2001. The Company provides accruals for future obligations (generally for a term of 30 to 40 years after final closure of the landfill) based on engineering estimates of consumption of permitted landfill airspace over the useful life of the landfill. The Company's ultimate financial obligations for actual closing or post-closing costs might exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's financial condition and results of operations.

6.  NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. Management does not believe the Company has any derivative instruments or hedging activities that are within the scope of SFAS No. 133 and, accordingly, the adoption of SFAS No. 133 has not had a material impact on the Company's consolidated financial statements.

In June 2001 the FASB approved SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires a company to cease amortizing goodwill recorded on its books and records upon adoption on January
1, 2002.   Any goodwill resulting from acquisitions completed after June 30,
2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under
the new standard beginning in the first quarter of 2002.   The Company is
currently evaluating the provisions and impact of SFAS 141 and 142 on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000. Some matters discussed in this Management's Discussion and Analysis are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated including general economic conditions, the ability to manage growth, the availability and integration of acquisition targets, competition, geographic concentration, weather conditions, government regulation and others set forth in the Company's Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Waste Holdings is a regional, vertically-integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. As of June 30, 2001, we operated 42 collection operations, 24 transfer stations, approximately 100 county convenience drop-off centers, eight recycling facilities and ten landfills in the southeastern U.S. We had revenues of $242.4 million and operating income of $25.5 million in the year ended December 31, 2000, and revenues of $124.6.million and operating income of $12.5 million in the six months ended June 30, 2001.

Our presence in growth markets in the southeastern U.S., including North Carolina, Georgia and Virginia, has supported our internal growth. In addition, from 1990 through the six months ended June 30, 2001, we acquired 59 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern U.S. and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our density should improve, which we expect will increase our collection efficiencies and profitability.


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

At June 30, 2001, we operated approximately 100 convenience sites under contract with 14 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At June 30, 2001, we also operated eight recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity pricing risk by spreading the risk among our customers. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At June 30, 2001, we owned, operated or transferred from 24 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At June 30, 2001, we owned and/or operated ten landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the equipment that we resell.

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

Property and equipment is depreciated over the estimated useful life of the assets using the straight-line method.

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

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed statements of operations:


                                             Three Months Ended                         Six Months Ended
                                                  June 30,                                   June 30,
                                      ----------------------------------         ---------------------------------
                                            2000               2001                  2000                2001
                                      --------------      --------------         ------------       --------------
Total revenues                                 100.0%              100.0%               100.0%               100.0%
Service                                         99.3%               99.5%                99.3%                99.4%
Equipment                                        0.7%                0.5%                 0.7%                 0.6%
                                      --------------      --------------         ------------       --------------

Cost of operations                              61.3%               62.8%                61.6%                62.0%
Cost of equipment sales                          0.4%                0.4%                 0.4%                 0.5%
Selling, general and administrative             15.3%               14.1%                15.5%                14.9%
Depreciation and amortization                   10.4%               11.6%                10.6%                11.8%
Loss on disposal of business unit                2.7%                0.6%                 1.4%                 0.3%
Startup and organizational costs                 0.0%                0.0%                 0.0%                 0.5%
                                      --------------      --------------         ------------       --------------
Operating income                                 9.9%               10.5%                10.5%                10.0%
                                      --------------      --------------         ------------       --------------

Interest expense                                 4.9%                5.5%                 4.6%                 6.0%
Other income                                    -0.1%                0.0%                -0.1%                -0.1%
                                      --------------      --------------         ------------       --------------

Income before income taxes                       5.1%                5.0%                 6.0%                 4.1%
Income taxes                                     2.0%                1.8%                 2.4%                 1.5%
                                      --------------      --------------         ------------       --------------

Net income                                       3.1%                3.2%                 3.6%                 2.6%
                                      ==============      ==============         ============       ==============

Three- and Six-Month Periods Ended June 30, 2001 vs. Three- and Six-Month Periods Ended June 30, 2000

REVENUES. Total revenues increased approximately $2.3 million, or 3.7%, and $5.0 million , or 4.2%, respectively, for the three- and six-month periods ended June 30, 2001, compared with the same periods in 2000. This increase was attributable primarily to the following factors: (1) the effect of seven businesses acquired during the year ended December 31, 2000 and contracts acquired through June 30, 2001 resulting in a $3.1 million and a $6.8 million increase, respectively, for the three- and six-month periods ended June 30, 2001, offset by the decrease in revenues due to the loss on sale of business unit of $1.7 million and $0.4 million, respectively, for the three- and six-month periods ended June 30, 2001; and (2) increased prices and collection volumes resulting from new municipal and commercial contracts and residential subscriptions and annexation fees of $0.9 million and $2.2 million, respectively, for the three- and six-month periods ended June 30, 2001.

COST OF OPERATIONS. Cost of operations increased $2.4 million, or 6.2%, and $3.6 million, or 4.9%, respectively, for the three- and six-month periods ended June 30, 2001, compared to the same periods in 2000. This increase was attributable primarily to increased health insurance rates of approximately $1.1 million and $2.2 million; labor costs and associated expenses of approximately $0.6 million and $1.2 million; employee health benefit costs of $0.5 million and $0.6 million; increased landfill site and accrual expenses of approximately $0.4 million and $1.0 million, offset by a decrease in landfill and disposal fees of $0.9 million and $2.8 million. The remaining increases of $0.7 million and $1.3 million were primarily due to increased fleet maintenance costs along with general cost increases and the acquisition of a new business during the three- and six-month periods ended June 30, 2001. Total cost of operations as a percentage of revenues increased to 62.8% from 61.3% and to 62.0% from 61.6% for the three- and six-months ended June 30, 2001 and 2000, respectively.

SG&A. SG&A decreased $0.4 million, or 4.0%, and increased $0.1 million, or 0.5%, respectively, for the three- and six-month periods ended June 30, 2001, compared with the same periods in 2000. The decrease for the three-month period ended June 30, 2001 was primarily attributable to an increased management focus on and overall evaluation of expenditures. The slight increase for the six-month period ended June 30, 2001 was primarily attributable to increased insurance and bad debt expense. The SG&A costs remained relatively flat while we were able to increase revenues. SG&A as a percentage of revenues decreased to 14.1% from 15.3% and to 14.9% from 15.5% for the three- and six-month periods ended June 30, 2001 and 2000, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.0 million, or 15.8%, and $2.0 million, or 16.0%, respectively, for the three- and six-month periods ended June 30, 2001, compared to the same periods in 2000. Depreciation and amortization, as a percentage of revenues, increased to 11.6% from 10.4% and to 11.8% from 10.6%, respectively, for the three- and six-month periods ended June 30, 2001 and 2000. The primary components of this increase were (1) the increase in equipment acquired for operation at the landfills and (2) the effect of additional depreciation related to the seven businesses acquired during the year ended December 31, 2000 and the one business acquired during the six-month period ended June 30, 2001.

INTEREST EXPENSE. Interest expense (net of interest income) increased $0.5 million, or 14.7%, and $1.9 million, or 35.0%, respectively, for the three- and six-month periods ended June 30, 2001, compared to the same periods in 2000. This increase was primarily due to the higher level of average outstanding indebtedness for businesses acquired in 2000 and 2001 and the debt required to fund our stock repurchase plan completed in the third quarter of 2000.

INCOME TAX EXPENSE. Income tax expense decreased $0.1 million, or 7.9%, and $1.0 million, or 35.0%, respectively, for the three- and six-month periods ended June 30, 2001, compared to the same periods in 2000. This decrease was attributable to a decline in income before taxes for the six-month period ended June 30, 2001, and a decrease in the effective tax rate of approximately 4.0% (from 40.0% to 36.0%) for the three- and six-month periods ended June 30, 2001. The decrease in the effective tax rate was due to the reorganization of our corporate legal structure completed in the quarter ended March 31, 2001.

NET INCOME. Net income increased $0.2 million, or 9.5%, for the three-month period ended June 30, 2001, and decreased $1.0 million, or 22.9%, for the six-month period ended June 30, 2001 compared to the same periods in 2000. The increase for the three-month period ended June 30, 2001 was primarily related to a decrease in income tax expense. The decrease for the six-month period ended June 30, 2001was primarily attributable to increased insurance expense, landfill site and accrual expenses, bad debt expense and interest expense (net of interest income) offset by a decrease in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at June 30, 2001 was $9.0 million compared to $15.5 million at December 31, 2000. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facilities and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2001. As of June 30, 2001, we had fully drawn upon our three $25 million term facilities with Prudential Insurance Company of America, leaving us with an uncommitted shelf facility of $25 million. The Prudential facilities require us to maintain financial ratios, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.28%, 6.96% and 6.84%, respectively, and the facilities mature as follows: $25 million in April 2006, $25 million in June 2008 and $25 million in February 2009, all subject to renewal.

In November 1999, we entered into a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, formerly known as BankBoston, N.A., acts as agent. This credit facility provides up to $200 million through November 2004. Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Fleet credit facility. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The Fleet credit facility bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from 0% to 0.5% for base rate borrowings and 0.2% to 0.4% for Eurodollar rate borrowings. The Fleet facility requires us to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders' approval of acquisitions in some circumstances. As of June 30, 2001, an aggregate of approximately $92 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 5.97%.

Net cash provided by operating activities totaled $3.7 million for the six months ended June 30, 2001, compared to net cash provided by operations of $14.6 million for the six months ended June 30, 2000. This decrease was caused principally by a reduction in net income of $1.0 million, an increase in non-cash depreciation and amortization of $2.0 million, an increase in working capital primarily related to prepaid insurance of $4.9 million and an increase in other non-current assets of $4.9 million, which was restricted cash from the Sampson County Bond that had not yet been disbursed, and the remainder related to a decrease in deferred income taxes, and increase in loss on sale of business unit and closure/postclosure liabilities.

Net cash used in investing activities totaled $17.9 million for the six months ended June 30, 2001, compared to $49.0 million for the six months ended June 30, 2000. This decrease was caused principally by a lower level of acquisitions of related businesses of $35.0 million, a decrease in proceeds from the sale of business unit of $8.7 million and a decrease in capital expenditures of $4.8 million.

We currently expect capital expenditures for 2001 to be approximately $28.0 million, compared to $42.3 million in 2000. In 2001, we expect to use approximately $8.5 million for vehicle and equipment additions and replacements, approximately $8.7 million for landfill site and cell development, approximately $7.0 million for support equipment and approximately $3.8 million for facilities, additions and improvements. We expect to fund our planned 2001 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal business, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

Net cash provided by financing activities totaled $7.3 million for the six months ended June 30, 2001, compared to $35.1 million for the six months ended June 30, 2000. The decrease was primarily attributable to decreased borrowings (net of repayments) of $28.8 million and increased proceeds from options exercised of $0.9 million offset by a decrease in shareholder loans and receivables of $0.3 million.

At June 30, 2001, we had approximately $206.6 million of long-term and short-term borrowings outstanding (including capital lease obligations) and approximately $6.0 million in letters of credit. At June 30, 2001, the ratio of our total debt (including capital lease obligations) to total capitalization was 74.5%, compared to 74.9% at December 31, 2000.

Prepaid insurance increased approximately $5.0 million to $5.6 million for the period ended June 30, 2001 from $0.6 million at December 31, 2000 due primarily to the prepayment of our annual insurance premium for auto liability and physical damage coverage and workers' compensation coverage. This payment was made in advance in order to obtain a lower insurance rate.

Other non-current assets increased $6.0 million for the period ended June 30, 2001 from $3.8 million at December 31, 2000 due primarily to an increase of restricted cash totaling $4.9 million resulting from the Sampson County Bond issuance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure has not changed materially from the exposure as disclosed in our 2000 Annual Report on Form 10-K.



                         PART II  -  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 30, 2001. The following is a description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

   (a) The stockholders elected the following persons as directors of the
       Company: Lonnie C. Poole, Jr.; Jim W. Perry; J. Gregory Poole, Jr.; Thomas F. Darden; Thomas C. Cannon ; and Paul L. Brunswick. The votes for and against (withheld) each nominee were as follows:

               Nominee                       Votes For      Votes Withheld
               -------                       ---------      --------------

               Lonnie C. Poole, Jr.         12,798,155              84,892
               Jim W. Perry                 12,798,355              84,692
               J. Gregory Poole, Jr.        12,859,747              23,300
               Thomas F. Darden             12,795,155              87,892
               Thomas C. Cannon             11,836,408           1,046,639
               Paul L. Brunswick            12,857,047              26,000



   (b) The stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2001, with 12,876,047 shares voting for, 4,125 shares voting against and 2,875 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) See exhibit index

   (b) The Company filed two Current Reports on Form 8-K during the quarter ended June 30, 2001: on April 2, 2001, the Company reported the completion of the holding company reorganization of Waste Industries, Inc., which resulted in the Company owning Waste Industries; and on May 31, 2001, the Company reported the results of its Annual Meeting of Stockholders.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 9, 2001                     Waste Holdings, Inc.
                                           (Registrant)

                                      By:    /s/ Paul L. Brunswick
                                             ---------------------------

                                             Paul L. Brunswick
                                             Interim Chief Financial Officer
                                             (Principal Financial Officer)

WASTE HOLDINGS, INC.
EXHIBIT INDEX
Second Quarter 2001

                 Exhibit Number                 Exhibit Description
                 --------------                 -------------------


                      11          Computation of Earnings Per Share