Form 10-Q
period 2001-09-30
WASTE HOLDINGS INC
filed 2001-11-13
CIK 1125845

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001

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

                                  YES X  NO____
                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, No Par Value                  13,338,318 shares
                   (Class)                  (Outstanding at November 9, 2001)

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                           December 31,     September 30,
                                                                                               2000             2001
                                                                                           ------------    -------------
                                                                                                             (Unaudited)
     ASSETS
     Current assets:
        Cash and cash equivalents                                                          $      7,401    $       2,540
        Accounts receivable - trade, less allowance for
            uncollectible accounts (2000 - $1,957; 2001 - $1,971)                                27,983           33,006
        Accounts receivable - other                                                                 663               --
        Accounts receivable-income tax, net                                                         857               --
        Inventories                                                                               1,778            1,602
        Prepaid insurance                                                                           626            3,321
        Prepaid expenses and other current assets                                                 3,620            3,797
        Deferred income taxes                                                                     1,183            1,254
                                                                                           ------------    -------------
            Total current assets                                                                 44,111           45,520
                                                                                           ------------    -------------
     Property and equipment, net                                                                193,295          195,375
     Intangible assets, net                                                                      66,547           68,746
     Other noncurrent assets                                                                      3,795            6,831
                                                                                           ------------    -------------
            Total assets                                                                   $    307,748    $     316,472
                                                                                           ============    =============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Current maturities of long-term debt                                               $      4,008    $       3,871
        Current maturities of capital lease obligations                                             995              972
        Accounts payable - trade                                                                 12,178           11,503
        Income taxes payable, net                                                                    --            1,073
        Accrued expenses and other liabilities                                                    9,548           10,500
        Deferred revenue                                                                          1,884            2,031
                                                                                           ------------    -------------
            Total current liabilities                                                            28,613           29,950
                                                                                           ------------    -------------
     Long-term debt, net of current maturities                                                  193,382          182,299
     Long-term capital lease obligations                                                          1,227              569
     Noncurrent deferred income taxes                                                            14,875           14,438
     Closure/postclosure liabilities                                                              2,725            3,763
     Commitments and contingencies (Note 5)                                                          --               --

     Shareholders' equity:  (Note 3)
        Common stock, no par value, shares authorized - 80,000,000 shares issued
             and outstanding:  2000 - 13,119,171; 2001 - 13,338,318                              37,037           38,164
        Paid-in capital                                                                           7,245            7,245
        Retained earnings                                                                        36,279           41,590
        Note receivable - Liberty Waste                                                         (11,538)              --
       Shareholders' loans and other receivables                                                 (2,097)          (1,546)
                                                                                           ------------    -------------
            Total shareholders' equity                                                           66,926           85,453
                                                                                           ------------    -------------
     Total liabilities and shareholders' equity                                            $    307,748    $     316,472
                                                                                           ============    =============

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                         PART 1 - FINANCIAL INFORMATION


                              WASTE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended                     Nine Months Ended
                                                                September 30,                         September 30,
                                                    -----------------------------------   -----------------------------------
                                                          2000                2001              2000                2001
                                                    ---------------     ---------------   ---------------     ---------------
Revenues:
   Service                                          $        62,289     $        62,541   $       181,034     $       186,407
   Equipment                                                    477                 245             1,262                 948
                                                    ---------------     ---------------   ---------------     ---------------
       Total revenues                                        62,766              62,786           182,296             187,355
                                                    ---------------     ---------------   ---------------     ---------------
Operating costs and expenses:
   Operations                                                39,166              40,034           112,822             117,324
   Equipment                                                    251                 144               758                 709
   Selling, general and administrative                       10,207               9,562            28,715              28,159
   Depreciation and amortization                              6,880               7,364            19,538              22,042
   Organizational costs                                           -                   -                 -                 570
   Loss on sale of business unit                                  -                   -             1,677                 359
                                                    ---------------     ---------------   ---------------     ---------------
       Total operating costs and expenses                    56,504              57,104           163,510             169,163
                                                    ---------------     ---------------   ---------------     ---------------
Operating income:                                             6,262               5,682            18,786              18,192
                                                    ---------------     ---------------   ---------------     ---------------
   Interest expense                                           3,773               3,085            10,011              11,309
   Interest income                                             (370)               (349)           (1,078)             (1,107)
   Other income                                                 (25)               (215)             (143)               (309)
                                                    ---------------     ---------------   ---------------     ---------------
       Total other expense, net                               3,378               2,521             8,790               9,893
                                                    ---------------     ---------------   ---------------     ---------------
Income before income taxes                                    2,884               3,161             9,996               8,299
Income tax expense                                            1,154               1,138             4,002               2,988
                                                    ---------------     ---------------   ---------------     ---------------
Net income                                          $         1,730     $         2,023   $         5,994     $         5,311
                                                    ===============     ===============   ===============     ===============
Earnings per share
   Basic                                            $          0.13     $          0.15   $          0.44     $          0.40
   Diluted                                          $          0.13     $          0.15   $          0.43     $          0.40
Weighted-average number of shares outstanding
   Basic                                                     13,633              13,338            13,778              13,272
   Diluted                                                   13,815              13,361            13,999              13,281

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                         PART 1 - FINANCIAL INFORMATION

                              WASTE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                       ------------------------
                                                                          2000          2001
                                                                       ----------    ----------
Operating Activities:
Net income                                                             $    5,994    $    5,311
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                         19,538        22,042
     Gain on sale of property and equipment                                  (112)          (91)
     Loss on sale of business unit                                          1,677           359
     Provision for deferred income taxes                                    2,012          (508)
Changes in operating assets and liabilities, net of effects
   from acquisition and disposition of related businesses                   (5,711)       (6,529)
                                                                       ----------    ----------
    Net cash provided by operating activities                              23,398        20,584
                                                                       ----------    ----------
Investing Activities:
Acquisitions of related business, net of cash acquired                    (43,964)       (5,216)
Proceeds from disposal of a business unit                                   9,897           426
Proceeds from sale of property and equipment                                  536           321
Purchases of property and equipment                                       (32,588)      (22,291)
                                                                       ----------    ----------
    Net cash used in investing activities                                 (66,119)      (26,760)
                                                                       ----------    ----------

Financing Activities:

Proceeds from issuance of long term debt                                   88,423        56,744
Principal payments of long-term debt                                      (33,721)      (67,964)
Principal payments of capital lease obligations                              (840)         (681)
(Advances) repayments under shareholder loans and receivables, net         (1,014)          551
Net proceeds from common stock issuance                                        36            18
Net proceeds from exercised options                                         1,328         1,109
Repurchase of common stock                                                (11,006)           --
Loan repayment from Liberty Waste                                              --        11,538
                                                                       ----------    ----------
    Net cash provided by financing activities                              43,206         1,315
                                                                       ----------    ----------
Increase (decrease) in cash and cash equivalents                              485        (4,861)
Cash and cash equivalents, beginning of period                              3,176         7,401
                                                                       ----------    ----------
Cash and cash equivalents, end of period                               $    3,661    $    2,540
                                                                       ==========    ==========

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

Recent Developments

     Purchase Acquisitions and Disposition:

     During the nine months ended September 30, 2001, the Company made the following acquisitions, which were accounted for as purchases, and a disposition:

     . On March 1, 2001, the Company acquired commercial routes in Memphis and Nashville, Tennessee; Norfolk, Virginia; Augusta, Georgia; and Pensacola, Florida for $5.0 million in cash from Allied Waste Industries, Inc. The Memphis and Norfolk operations are tuck-ins to existing operations and the Nashville, Augusta, and Pensacola operations are in new markets.

     . On May 15, 2001, the Company disposed of a business unit for $426,000 in cash and notes from Capital Cartage, Inc.

     . On September 27, 2001, the Company acquired residential and commercial routes from Andrews Garbage Service as a tuck-in to existing operations in Crossville, Tennessee for approximately $216,000 in cash.

The acquisitions were funded primarily with proceeds from the Company's long-term revolving credit facilities.

Components of cash used for the acquisitions reflected in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2001 are as follows (in thousands):

Fair value of tangible assets acquired                                 $  1,805
Liabilities assumed                                                        (289)
Goodwill                                                                  3,700
                                                                       --------

Total consideration paid, including direct cost, net of cash acquired  $  5,216
                                                                       ========

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

The following unaudited pro forma results of operations for the nine months ended September 30, 2000 and 2001 assume the acquisitions described above occurred as of January 1, 2000 and 2001, after giving effect to certain adjustments, including the amortization of the excess of cost over the underlying assets (in thousands):

                                                2000             2001
                                               ------           ------
          Total revenues                    $    184,785    $     188,003
                                            ------------    -------------
          Operating income                        18,951           18,314
                                            ------------    -------------
          Net income                               6,045            5,371
                                            ------------    -------------
          Earnings per common share:
            Basic                           $       0.44    $        0.40
                                            ------------    -------------
            Diluted                         $       0.43    $        0.40
                                            ------------    -------------

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

2. EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method. For the nine-month periods ended September 30, 2000 and 2001, stock options of 156,934 and 483,795, respectively, were excluded from the computations of diluted earnings per share because the impact of their inclusion would be anti-dilutive.

3. SHAREHOLDERS' EQUITY

The Company issued 2,824 and 2,843 shares of Company common stock with a fair value of approximately $39,000 and $19,000 for the nine-month periods ended September 30, 2000 and 2001, respectively, that were recorded as director's fees.

Stock options totaling 264,309 and 216,304 were exercised with net proceeds of approximately $1.3 million and $1.1 million during the nine-month periods ended September 30, 2000 and 2001, respectively.

During the nine-month period ended September 30, 2000, the Company completed its stock repurchase program with the purchase of 1,000,000 shares of its common stock at a cost of $11.0 million. Cash for the stock repurchase program was funded by the Company's existing revolving credit facilities.

During the nine-month period ended September 30, 2001, the Liberty Waste note receivable totaling $11.5 million was repaid.

4. LONG-TERM DEBT

On April 5, 2001, we closed on a variable rate development bond with Sampson County ("Sampson facility"). This bond provides up to $33.7 million of income tax exempt funding. As of September 30, 2001, an aggregate of approximately $33.7 million was outstanding under the Sampson facility. The bonds are backed by a letter of credit issued by Wachovia Bank & Trust as a participating lender under our Fleet syndication. The average interest rate on outstanding borrowings was approximately 2.43% at September 30, 2001.

As of September 30, 2001, the Company has drawn approximately $30.9 million from the Sampson facility in order to repay funds borrowed from the Fleet syndication used to finance the original Sampson County Landfill acquisition. The remaining $2.8 million is classified as restricted cash within other non-current assets.

5. COMMITMENTS AND CONTINGENCIES

Claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all these matters have been adequately provided for, are adequately covered by insurance, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's financial position or results of operations.

The Company will have material financial obligations relating to disposal site closure and long-term care obligations of landfill facilities which it had acquired through the nine-month period ended September 30, 2001. The Company provides accruals for future obligations (generally for a term of 30 to 40 years after final closure of the landfill) based on engineering estimates of consumption of permitted landfill airspace over the useful life of the landfill. The Company's ultimate financial obligations for actual closing or post-closing costs might exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's financial condition and results of operations.

6. NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Management does not believe the Company has any derivative instruments or hedging activities that are within the scope of SFAS No. 133 and, accordingly, the adoption of SFAS No. 133 has not had a material impact on the Company's consolidated financial statements.

In June 2001 the FASB approved SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 effective July 1, 2001. The adoption did not have a material impact on the Company's consolidated financial statements. SFAS No. 142 requires a company to cease amortizing goodwill recorded on its books and records upon adoption on January 1, 2002. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002. During the nine months ended September 30, 2000 and 2001, the amortization of goodwill and other intangible assets totaled $1.9 million and $2.1 million respectively. The Company is currently evaluating the provisions and the impact of SFAS 142 on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 standardizes the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. As a result, SFAS 143 will become effective for the Company on January 1, 2003. The Company is currently evaluating the provisions and the impact of SFAS 143 on the Company's consolidated financial statements.

In August 2001, Statement of Financial Accounting Standards No. 144 ("FAS 144"), Accounting for the Impairment for Disposal of Long-Lived Assets was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30 Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The Company is currently assessing, and have not yet determined the impact of FAS 144 on the Company's consolidated financial statements.

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

OVERVIEW

Waste Holdings is a regional, vertically-integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. As of September 30, 2001, we operated 42 collection operations, 24 transfer stations, approximately 100 county convenience drop-off centers, eight recycling facilities and ten landfills in the southeastern U.S. We had revenues of $242.4 million and operating income of $25.5 million in the year ended December 31, 2000, and revenues of $187.4 million and operating income of $18.2 million for the nine months ended September 30, 2001.

Our presence in growth markets in the southeastern U.S., including North Carolina, Georgia and Virginia, has supported our internal growth. In addition, from 1990 through the nine months ended September 30, 2001, we acquired 60 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern U.S. and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our density should improve, which we expect will increase our collection efficiencies and profitability.

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

At September 30, 2001, we operated approximately 100 convenience sites under contract with 14 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At September 30, 2001, we also operated eight recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity pricing risk by spreading the risk among our customers. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At September 30, 2001, we owned, operated or transferred from 24 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At September 30, 2001, we owned and/or operated ten landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the equipment that we resell.

We capitalize certain expenditures related to pending acquisitions or development projects. Indirect acquisition and project development costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred. Our policy is to charge to operating costs any unamortized capitalized expenditures and advances (net of any portion thereof that we estimate to be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that is not expected to be successfully completed. Engineering, legal, permitting, construction and other costs directly associated with the acquisition or development of a landfill, together with associated interest, are capitalized.

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

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed statements of operations.

                                              Three Months Ended                 Nine Months Ended
                                                 September 30,                     September 30,
                                         -----------------------------      ----------------------------
                                             2000            2001              2000            2001
                                         -------------    ------------      -----------     ------------
Total revenues                                 100.0%          100.0%           100.0%           100.0%
Service                                         99.2%           99.6%            99.3%            99.5%
Equipment                                        0.8%            0.4%             0.7%             0.5%
                                         -------------    ------------      -----------     ------------
Cost of operations                              62.4%           63.8%            61.9%            62.6%
Cost of equipment sales                          0.4%            0.2%             0.4%             0.4%
Selling, general and administrative             16.2%           15.2%            15.8%            15.0%
Depreciation and amortization                   11.0%           11.7%            10.7%            11.8%
Loss on disposal of business unit                0.0%            0.0%             0.9%             0.2%
Startup and organizational costs                 0.0%            0.0%             0.0%             0.3%
                                         -------------    ------------      -----------     ------------
Operating income                                10.0%            9.1%            10.3%             9.7%
                                         -------------    ------------      -----------     ------------

Interest expense                                 5.4%            4.4%             4.9%             5.5%
Other income                                     0.0%           -0.3%            -0.1%            -0.2%
                                         -------------    ------------      -----------     ------------

Income before income taxes                       4.6%            5.0%             5.5%             4.4%
Income taxes                                     1.8%            1.8%             2.2%             1.6%
                                         -------------    ------------      -----------     ------------

Net income                                       2.8%            3.2%             3.3%             2.8%
                                         =============    ============      ===========     ============

Three- and Nine-Month Periods Ended September 30, 2001 vs. Three- and Nine-Month Periods Ended September 30, 2000

REVENUES. Total revenues remained stable at $62.8 million for the three-month period ended September 30, 2001, compared to the same period in 2000, and increased $5.1 million, or 2.8% for the nine-month period ended September 30, 2001, compared with the same period in 2000. The increase in the nine-month period was attributable primarily to the following factors: (1) the effect of seven businesses acquired during the year ended December 31, 2000 and contracts acquired through September 30, 2001, resulting in a $7.8 million increase for the nine-month period ended September 30, 2001, offset by the decrease in revenues due to the loss on sale of a business unit of $4.7 million for the nine-month period ended September 30 2001; and (2) the effect of prices and collection volumes resulting from new municipal and commercial contracts and residential subscriptions and annexation fees, resulting in an increase of $2.0 million for the nine-month period ended September 30, 2001.

COST OF OPERATIONS. Cost of operations increased $0.9 million, or 2.2%, and $4.5 million, or 4.0%, respectively, for the three- and nine-month periods ended September 30, 2001, compared to the same periods in 2000. The increase for the three-month period was attributed to the following: (1) a $0.3 million increase in labor costs and associated expenses, (2) a $1.5 million increase in insurance expense and (3) a $0.3 million increase in fleet maintenance costs and general costs associated with acquisitions of new businesses during the period. These increases were offset by a decrease in landfill and disposal fees of $1.2 million. The increase for the nine-month period was attributed to the following:
(1) a $1.1 million increase in labor costs and associated expenses, (2) a $3.9 million increase in insurance expense, (3) a $1.6 million increase in fleet maintenance costs and $1.0 million in general costs associated with acquisitions of new businesses during the period and (4) a $1.0 million increase in landfill maintenance costs. For the nine-month period ended September 30, 2001, these increases were offset by a decrease in landfill and disposal fees of $4.1 million. Total cost of operations as a percentage of revenues increased to 63.8% from 62.4% and to 62.6% from 61.9% for the three- and nine-month periods ended September 30, 2001 and 2000, respectively.

SG&A. SG&A decreased $0.6 million, or 6.3%, and decreased $0.6 million, or 1.9%, respectively, for the three- and nine-month periods ended September 30, 2001, compared with the same periods in 2000. The decreases were primarily attributable to an increased management focus and evaluation of expenditures. SG&A as a percentage of revenues decreased to 15.2% from 16.2% and to 15.0% from 15.8% for the three- and nine-month periods ended September 30, 2001 and 2000, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.5 million, or 7.0%, and $2.5 million, or 12.8%, respectively, for the three- and nine-month periods ended September 30, 2001, compared to the same periods in 2000. Depreciation and amortization, as a percentage of revenues, increased to 11.7% from 11.0% and to 11.8% from 10.7%, respectively, for the three- and nine-month periods ended September 30, 2001 and 2000. The primary components of this increase were (1) the increase in equipment acquired for operation at the landfills and (2) the effect of additional depreciation related to the seven businesses acquired during the year ended December 31, 2000 and the two businesses acquired during the nine-month period ended September 30, 2001.

INTEREST EXPENSE. Interest expense (net of interest income) decreased $0.7 million, or 19.6%, and increased $1.3 million, or 14.2%, respectively, for the three- and nine-month periods ended September 30, 2001, compared to the same periods in 2000. The decrease for the three-month period was primarily due to a decrease in our total outstanding debt. The increase for the nine-month period was primarily due to the higher level of average outstanding indebtedness for
(1) businesses acquired in 2000 and 2001 and (2) the debt incurred to fund our stock repurchase plan completed in the third quarter of 2000.

INCOME TAX EXPENSE. Income tax expense remained relatively stable for the three-month period ended September 30, 2001 compared to the same period in 2000. For the nine-month period ended September 30, 2001, income tax expense decreased $1.0 million, or 25.3%. The decrease was due to (1) a decline in income before taxes and (2) a decrease in the effective tax rate of approximately 4.0% (from 40.0% to 36.0%) for the nine-month period ended September 30, 2001. The decrease in the effective tax rate was due to the reorganization of our corporate legal structure completed in the quarter ended March 31, 2001.

NET INCOME. Net income increased $0.3 million, or 16.9%, for the three-month period ended September 30, 2001, and decreased $0.7 million, or 11.4%, for the nine-month period ended September 30, 2001, compared to the same periods in 2000. The increase for the three-month period ended September 30, 2001 was primarily related to a decrease in interest expense and income tax expense. The decrease for the nine-month period ended September 30, 2001 was primarily attributable to increased insurance expense, landfill maintenance costs and accrual expenses and interest expense (net of interest income) offset by a decrease in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at September 30, 2001 was $15.6 million compared to $15.5 million at December 31, 2000. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facilities and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2001. As of September 30, 2001, we had fully drawn upon our three $25 million term facilities with Prudential Insurance Company of America, leaving us with an uncommitted shelf facility of $25 million. The Prudential facilities require us to maintain financial ratios, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.28%, 6.96% and 6.84%, respectively, and the facilities mature as follows: $25 million in April 2006, $25 million in June 2008 and $25 million in February 2009, all subject to renewal.

In November 1999, we entered into a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, formerly known as BankBoston, N.A., acts as agent. This credit facility provides up to $200 million through November 2004. Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Fleet credit facility. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The Fleet credit facility bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from 0% to 0.5% for base rate borrowings and 1.5% to 2.5% for Eurodollar rate borrowings. The Fleet facility requires us to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders' approval of acquisitions in some circumstances. As of September 30, 2001, an aggregate of approximately $84 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 5.70%.

Net cash provided by operating activities decreased $2.8 million to $20.6 million for the nine-month period ended September 30, 2001, compared to net cash provided by operating activities of $23.4 million for the nine-month period ended September 30, 2000. This decrease was caused principally by a reduction in net income of $0.7 million, an increase in non-cash depreciation and amortization of $2.5 million, an increase in working capital of $0.8 million, and the remainder related to a decrease in deferred income taxes.

Net cash used in investing activities decreased $39.4 million to $26.8 million for the nine-month period ended September 30, 2001, compared to $66.1 million for the nine-month period ended September 30, 2000. This decrease was caused principally by a lower level of acquisitions of related businesses of $38.7 million, a decrease in proceeds from the sale of a business unit of $9.5 million and a decrease in capital expenditures of $10.3 million.

We currently expect capital expenditures for 2001 to be approximately $24.0 million, compared to $42.3 million in 2000. In 2001, we expect to use approximately $6.5 million for vehicle and equipment additions and replacements, approximately $8.7 million for landfill site and cell development, approximately $6.0 million for support equipment and approximately $2.8 million for facilities, additions and improvements. We expect to fund our planned 2001 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal business, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

Net cash provided by financing activities decreased $41.9 million to $1.3 million for the nine-month period ended September 30, 2001, compared to $43.2 million for the nine-month period ended September 30, 2000. The decrease was primarily attributable to decreased borrowings (net of repayments) of $65.9 million offset by (1) an increase of repayments of $11.5 million from Liberty Waste, (2) a decrease of $11.0 million due to repurchases of our outstanding common stock in 2000 and (3) a decrease in shareholder loans and receivables of $1.5 million.

At September, 2001, we had approximately $187.7 million of long-term and short-term borrowings outstanding (including capital lease obligations) and approximately $41.0 million in letters of credit. At September 30, 2001, the ratio of our total debt (including capital lease obligations) to total capitalization was 68.7%, compared to 74.9% at December 31, 2000.

Prepaid insurance increased approximately $2.7 million to $3.3 million at September 30, 2001 from $0.6 million at December 31, 2000, due primarily to the prepayment of our annual insurance premium for auto liability and physical damage coverage and workers' compensation coverage. This payment was made in advance in order to obtain a lower insurance rate.

Other non-current assets increased approximately $3.0 million at September 30, 2001 from $3.8 million at December 31, 2000, due primarily to an increase of restricted cash totaling $4.9 million from the issuance of the Sampson facility, offset by the receipt of bond proceeds totaling $1.7 million.

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

Dated: November 13, 2001                     Waste Holdings, Inc.
                                             (Registrant)

                                         By: /s/ D. Steve Grissom
                                             -------------------------------
                                             D. Steve Grissom
                                             Chief Financial Officer
                                             (Principal Financial Officer)

WASTE HOLDINGS, INC.
EXHIBIT INDEX
Third Quarter 2001

                    Exhibit Number                  Exhibit Description
                    --------------                  -------------------

                      11                   Computation of Earnings Per Share