Form 10-K
period 2001-12-31
WASTE HOLDINGS INC
filed 2002-03-29
CIK 1125845

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                                   (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934 for the fiscal year ended December 31, 2001 OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the transition period from
                                                            ------------------
                              to
                                -----------------

                         Commission file number 0-22417

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on March 25, 2002, on the NASDAQ National Market System was approximately $82,675,159 as of such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of March 25, 2002 the registrant had outstanding 13,334,703 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

                   NOTE RELATING TO FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. These statements and other statements made elsewhere by us or our representatives, which are identified or qualified by words such as "likely," "will," "suggests," "expects," "may," "believe," "could," "should," "would," "anticipates," "plans" or similar expressions, are based on a number of assumptions. Actual events or results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in our other SEC filings and including, in particular: our ability to manage growth; the availability and integration of acquisition targets; weather conditions; competition; geographic concentration; and government regulation. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Waste Holdings Inc. is a regional, vertically integrated solid waste services company. We provide solid waste collection, transfer, disposal and recycling services to commercial, industrial and residential customer locations in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida. Our principal operations as of December 31, 2001 consisted of 40 collection operations, 26 transfer stations, approximately 100 county convenience drop-off centers, eight recycling facilities and ten landfills, serving more than 360,000 municipal, residential, commercial and industrial customer locations.

     Members of the senior management team founded Waste Holdings in 1970 and are recognized for their leadership roles throughout the solid waste management industry and trade organizations. Our management team collectively has over 198 years of experience in the solid waste industry and over 128 years with Waste Holdings.

Recent Developments

     During 2001, we made three acquisitions and sold one business operation. For more detail on these transactions, see "2001 Acquisitions and Disposition" starting on page 6.

     Total revenues increased $6.9 million, or 2.8%, for the 12-month period ended December 31, 2001, compared to the same period in 2000. However, net income decreased $0.3 million, or 3.6%, for the 12-month period ended December 31, 2001, compared to the same period in 2000. For more detail on our results of operations and the causes of these changes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" starting on page 20.

     Waste Holdings is the successor in interest to Waste Industries, Inc. Waste Holdings was formed in September 2000 as part of our company's holding company reorganization, which was completed on March 31, 2001.

Industry Overview

     In recent years, the solid waste collection and disposal industry has undergone a period of significant consolidation and integration. We believe that this consolidation and integration has been caused primarily by:

     . increasingly stringent environmental regulation and enforcement resulting in increased capital requirements for collection companies and landfill operators;

     . the ability of larger integrated operators to achieve certain economies of scale;

     . the increased integration of collection, transfer, disposal and recycling capabilities; and

     . the continued privatization of solid waste collection and disposal services by municipalities and other governmental bodies and authorities.

     Despite the considerable consolidation and integration that has occurred in the solid waste industry in recent years, we believe, based on our experience in the industry, that the industry remains primarily regional in nature due to the localized nature of collecting and disposing of waste and highly fragmented due to the many small competitors in many markets.

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

     In the Southeastern U.S. solid waste market, which is our market, city and county governments have historically provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to privatize or contract out their collection and disposal services to the private sector. Landfills, transfer stations and incinerators located in our market area are predominantly municipally owned. The Southeastern market is currently undergoing significant economic and population growth. Certain states in the Southeastern U.S. exceed the national average in terms of economic growth as measured by gains in jobs, personal income and population.

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

Strategy

     Our objective is to build the premier solid waste services company in the Southeastern U.S. by expanding our operations and capitalizing on our strong market presence. Our strategy for achieving this objective is:

     . to generate internal growth by adding customers and services to our existing operations;

     . to acquire solid waste collection companies, customers and, under appropriate circumstances, landfills in existing and new areas of our target market; and

     . to increase operating efficiencies and enhance profitability in our existing and acquired operations.

     We intend to implement this strategy primarily through internal growth supplemented by tuck-in acquisitions in our existing markets. We expect acquisitions in new markets to be more limited than in the prior two years. We continue to examine opportunities to expand our presence in new and existing markets in the Southeastern U.S. There can be no assurance that we will be able to identify suitable acquisition candidates or, if identified, successfully negotiate their acquisition. If we fail to implement successfully our acquisition strategy, our growth potential will be limited.

Internal Growth

     In order to continue to achieve internal growth, we will focus on increasing sales penetration in current and adjacent market areas, marketing upgraded or additional services (such as on-site solid waste compaction) to existing customers and implementing selective price increases. We are the first or second largest provider, in terms of market share, of waste services in the majority of the markets in which we operate. Current levels of population growth and economic development in the Southeastern U.S. and our strong market presence should provide an opportunity for us to increase revenues and market share in our region. As customers are added in existing markets, our density is improved, which should increase our collection efficiencies and profitability. At December 31, 2001, we had an approximately 53-person sales force dedicated to maintaining and increasing our sales to new and existing commercial, industrial, municipal and residential customers.

     An important part of our internal growth strategy is to operate transfer stations strategically located throughout our geographic area to improve our consolidation of collected solid waste and permit us to deliver the collected solid waste to landfills where we have negotiated favorable volume rates with landfill operators or to dispose of it at sites we own. At December 31, 2001, we operated 26 transfer stations, seven of which we own. By operating transfer stations, we engage in direct communication with municipalities that own the transfer stations regarding waste disposal services, better positioning us to gain additional business in our markets in the event any of these municipalities privatize their solid waste operations. To the extent we are unable to operate existing transfer stations owned by municipalities, we would consider constructing our own transfer station.

Expansion Through Acquisitions

     Our strategy for growth includes:

     . "tuck-in" and other acquisitions of solid waste collection companies and customers in existing and adjacent markets;

     . the acquisition of solid waste collection companies and customers in new markets; and

     .    the acquisition of landfills in certain circumstances.

     We seek to acquire companies with a significant market presence, high service standards and an experienced management team willing to remain with Waste Holdings.

     Based on our market research, we believe that numerous "tuck-in" acquisition opportunities exist within our current market area. A "tuck-in" acquisition refers to an acquisition in which we acquire a solid waste collection company, a division of a company or customers of a company located in our existing market area, and integrate the acquired operations or customers into the operations of one of our existing branch facilities. These acquisitions have become an integral part of the industry competitive model due to the efficiencies involved. Such acquisitions, if consummated, provide us with opportunities to improve market share and route density.

     As we enter new markets through acquisitions, we intend to continue to implement a regional expansion strategy. The regional expansion strategy provides us with a base of operations to grow internally through price increases, providing additional services to existing customers, adding new private and public customers as well as tuck-in acquisitions. We can then expand our presence in the targeted region by adding solid waste collection and transfer operations in regional markets adjacent to or contiguous with the new location. Because our goal is to increase the scale of our operations through internal growth and through the acquisition of other solid waste businesses, we might experience periods of rapid growth with significantly increased staffing requirements. Such growth, if it were to occur, could place a significant strain on our management and on our operational, financial and other resources. Our ability to maintain and manage our growth effectively will require us to expand our management information systems capabilities and improve our operational and financial systems and controls. Moreover, we will need to attract, train, motivate, retain and manage our senior managers, technical professionals and other employees. Any failure to expand our management information systems capabilities and our operational and financial systems and controls or to recruit appropriate additional personnel in an efficient manner at a pace consistent with any business growth we may experience would have a material adverse effect on our operations.

     The recent consolidation and integration activity in the solid waste industry, as well as the difficulties, uncertainties and expenses relating to the development and permitting of solid waste landfills and transfer stations, has increased competition for the acquisition of existing solid waste collection, transfer and disposal operations. Increased competition for acquisition candidates as well as less advantageous acquisition terms, including increased purchase prices might result in fewer acquisition opportunities being made available to us. These circumstances might increase acquisition costs to levels beyond our financial capability or pricing parameters. Such circumstances might have an adverse effect on our results of operations. Many of our competitors for acquisitions are larger, better known companies which possess significantly greater resources than we have. We also believe, based on our experience, that a significant factor in our ability to consummate acquisitions will be the relative attractiveness of shares of our common stock as an investment instrument to potential acquisition candidates. This attractiveness will, in large part, be dependent upon the relative market price and capital appreciation prospects of our common stock compared to the equity securities of our competitors.

     In the past several years, we have been and expect to continue to be actively engaged in identifying solid waste landfill acquisition candidates in the Southeastern U.S., although the number of candidates is limited in our current market area. Based on our experience in the industry, we believe that the successful acquisition of landfills will provide us with opportunities to integrate vertically our collection, transfer and disposal operations while improving operating margins. Generally, we will evaluate a landfill target by determining, among other things, whether access to the landfill is economically feasible from our existing market areas either directly or through strategically located transfer stations, expected landfill life, the potential for landfill expansion, and current disposal costs compared with the cost to acquire the landfill. In addition, where the acquisition of a landfill site is either not available or not economically feasible, we seek to enter into long-term disposal contracts with facilities that are located in proximity to our market areas.

Acquisition Program

     From 1990 through December 31, 2001, we acquired, either by merger or asset purchase, 61 solid waste collection or disposal operations, with three being acquired in 2001, seven being acquired in 2000, and 15 being acquired in 1999. We have developed a set of financial, geographic and management criteria designed to assist management in the evaluation of acquisition candidates engaged in solid waste collection and disposal. These criteria evaluate a variety of factors, including, but not limited to:

     .    historical and projected financial performance;

     .    internal rate of return, return on assets and return on revenue;

     . experience and reputation of the candidate's management and customer service reputation and relationships with the local communities;

     .    composition and size of the candidate's customer base;

     . whether the geographic location of the candidate will enhance or expand our market area or ability to attract other acquisition candidates;

     . whether the acquisition will augment or increase our market share or help protect our existing customer base;

     . any synergies gained by combining the acquisition candidate with our existing operations; and

     .    liabilities of the candidate.

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

     Prior to completing an acquisition, we perform extensive environmental, operational, engineering, legal, human resource and financial due diligence. All acquisitions are subject to initial evaluation and approval by our management before being recommended to our Board of Directors.

                             Year             Principal
      Company              Acquired            Business               Location         Market Area
-----------------------    --------    -----------------------    -----------------    ------------
Commercial routes from       2001      Commercial Collections     Memphis &            Southwest TN
Allied Waste Industries                                           Nashville, TN;       Central TN
                                                                  Norfolk, VA;         Southeast VA

Andrews Garbage Service      2001      Residential and            Crossville, TN       Central TN
                                       Commerical Collections

Red Rock Landfill            2001      Construction and           Holly Springs, NC    Central NC
                                       Demolition Landfill

     2001 Acquisitions and Disposition

     On March 1, 2001, we acquired commercial routes in Memphis and Nashville, Tennessee; Norfolk, Virginia; Augusta, Georgia; and Pensacola, Florida for $5.0 million in cash from Allied Waste Industries, Inc. The Memphis and Norfolk operations are tuck-ins to existing operations. Subsequently, the Augusta and Pensacola routes were sold for approximately $800,000 in cash.

     On May 15, 2001, we disposed of a business unit for $426,000 in cash and notes to Capital Cartage, Inc.

     On September 27, 2001, we acquired residential and commercial routes from Andrews Garbage Service as a tuck-in to existing operations in Crossville, Tennessee for approximately $216,000 in cash.

     On November 1, 2001, we acquired real estate and the permit to construct and develop a construction and demolition landfill in Holly Springs, North Carolina from Holly Springs Landfill, LLC for $5.6 million in cash. This acquisition provides us with our tenth landfill.

     We primarily used borrowings under our revolving credit facility to fund acquisitions during 2001.

Operating Enhancements

     We have implemented advanced management information systems, financial controls, shared support services and benchmarking systems designed to improve the productivity, efficiency and profitability of our existing and acquired operations. Each branch facility has on-line real time access to our financial, operating, cost and customer information. This access enables our managers to evaluate continuously our performance record and to establish benchmarks in all phases of our operations. Management utilizes these systems to:

     .    improve collection and transportation efficiencies;

     .    enhance equipment and personnel utilization;

     .    reduce equipment acquisition and maintenance costs;

     . reduce disposal costs by maximizing waste streams directed to lower cost landfills;

     .    monitor and collect customer accounts on a timely basis; and

     . provide current information to our sales force to ensure properly structured pricing for new customers.

     Through the utilization of our systems and controls, we will continue to manage our landfill disposal costs and to negotiate long-term disposal contracts with Subtitle D landfill operators. In addition, we have developed an extensive network of transfer stations that we use to consolidate waste streams to gain greater leverage in negotiating landfill disposal fees. As of December 31, 2001, approximately 39% of our waste volume was directed through transfer stations owned or operated by us.

Contracts Program

     We currently have approximately 245 municipal contracts. We believe that opportunities for gaining larger contracts are increasing due to trends among municipalities to privatize or outsource solid waste services. In most cases, only larger disposal services companies such as us are financially acceptable to the municipality. Historically, in the Southeastern U.S., city and county governments have provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to privatize or contract out their collection and disposal services to the private sector. Typically, these contracts are competitively bid and have initial terms of one to five years. In bidding for large contracts, our management team draws on its experience in the waste industry and its knowledge of local service areas in existing and target markets. We engage in extensive due diligence using our advanced management information systems and productivity and cost modeling analyses to respond to requests for proposals to provide services. Our regional managers are responsible for managing the relationships with local governmental officials within their respective service area and sales representatives may be assigned specific municipalities for coverage. We may be required to bid for renewal of a contract previously awarded to us, or in certain cases to renegotiate the contract as a result of changed market conditions. During 2001, we retained approximately 98.6% of our municipal contracts that were up for bid or renewal.

Services

     Commercial, Industrial and Residential Waste Services

     We provide commercial and industrial collection and disposal services under one-year to five-year service agreements. Fees are determined by such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, the type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in our markets for similar service. Collection of larger volumes associated with commercial and industrial waste streams generally helps improve our operating efficiencies and, through consolidation of these volumes, we can negotiate more favorable disposal prices. Our commercial and industrial customers utilize portable containers for storage thereby enabling us to service many customers with fewer collection vehicles. Commercial and industrial collection vehicles normally require one operator. We provide two to eight cubic yard containers to commercial customers and 10 to 42 cubic yard containers to industrial customers. As a part of the services provided by Waste Holdings and for an additional fee under our waste services contract, we install stationary compactors that compact waste prior to collection on the premises of a substantial number of large volume customers. No single commercial or industrial contract is individually material to our results of operations.

     Our residential solid waste collection and disposal services are performed either on a subscription basis with individual households, or under contracts with municipalities, homeowners associations, apartment owners or mobile home park operators. Municipal contracts grant us the right to service all or a portion of the residences in a specified community or to provide a central repository for residential waste drop-off. We had approximately 245 municipal contracts in place as of December 31, 2001. No single municipal or other residential contract is individually material to our results of operations. Municipal contracts in our market areas are typically awarded on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Residential contract fees are based primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in its markets for similar service. Municipal collection fees are paid either by the municipalities from tax revenues or through direct service charges to the residents receiving the service.

     At December 31, 2001, we owned and operated 10 solid waste landfills in Florida, Georgia, Mississippi, North Carolina and Tennessee. Our landfill facilities are designed and operated to meet federal, state and local regulations in all material respects and we believe each of our landfill sites are in compliance with current applicable state and federal Subtitle D regulations in all material respects. None of our landfills are permitted to accept hazardous waste.

     Transfer Station Services

     The 26 transfer stations we operated at December 31, 2001 receive, compact and transfer solid waste to larger company-owned vehicles for transport to landfills. We believe that transfer stations benefit us by:

     .    providing access to multiple landfills;

     .    improving utilization of collection personnel and equipment;

     . concentrating the waste stream to gain leverage in negotiating for more favorable disposal rates; and

     . building relationships with municipalities that can lead to opportunities for additional business in the future.

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

     At December 31, 2001, we owned seven of the transfer stations we operate, and operate the remaining 19 transfer stations pursuant to operating agreements. These operating agreements have terms ranging from annual one-year renewals to an indefinite period. We generally receive a fixed monthly operating fee for our services under these agreements, together with a variable fee based upon the number of hauls made by us from the station. At December 31, 2001, approximately 62% of waste directed to the transfer stations we operated was delivered by third parties, who pay us a fee based on the tonnage delivered. Control of these third-party waste streams coupled with our waste stream adds to our bargaining power in our negotiations for favorable solid waste disposal rates with landfill operators.

     Recycling Services

     Recycling involves the removal of reusable materials from the waste stream for processing and sale in various applications. Based on our experience in the industry, we believe that recycling will continue to be an important component of local and state solid waste management plans as a result of the public's increasing environmental awareness and expanding regulations mandating or encouraging waste recycling. We offer commercial, industrial and residential customers recycling for office paper, cardboard, newspaper, aluminum and steel cans, plastic, glass, pallets and yard waste. At December 31, 2001, we operated approximately 100 convenience sites where residents can dispose of recyclables. These commodities are delivered either to third-party processing facilities in exchange for a fee or to one of eight facilities operated by us for processing prior to resale.

     At December 31, 2001, less than 3% of our waste stream was recycled. Through a centralized effort, we resell recycled waste products using commercially reasonable practices and seek to manage commodity-pricing risk by spreading the risk among our customers. The resale prices of, and demand for, recyclable commodities, particularly wastepaper, can be volatile and subject to changing market conditions. Accordingly, our results of operations will be affected, and might be affected materially, by changing resale prices or demand for certain recyclable commodities, particularly wastepaper. These changes might also contribute to significant variability in our period-to-period results of operations.

     Convenience Sites and Other Specialized Services

     In 1982, we developed the concept of a convenience site in response to increasing volumes of waste dumped randomly in rural areas. Each site typically consists of a ramp for easy disposal access, a trash compactor and trash and recycling containers. Most sites have posted operating hours during which our personnel assist residents with the deposit of waste and recyclables while monitoring the types of waste deposited at the sites. Because these convenience sites reduce the amount of trash dumped along roads and adjacent to recreational areas, we believe that county and local governments will contract for these sites to be strategically located. At December 31, 2001, we operated approximately 100 convenience sites located in 14 counties in our market area.

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

     We deliver our waste services from branch locations in contiguous service areas, which permits our branch facilities to provide back-up services and support to one another. Each manager of a branch facility has autonomous service and decision-making authority for the local market area. Each designated division is overseen by a division manager and a division controller, who is typically located at one of our branch facilities. Effective January 1, 2001, the branch network was realigned into the divisions set forth below:

Central Division   South Division       East Division       Georgia Division
----------------   ---------------   ------------------   ----------------------
Danville, VA       Bolivia, NC       Elizabeth City, NC   Albany, GA
Durham, NC         Conway, SC        Goldsboro, NC        Americus, GA
Garner, NC         Hope Mills, NC    Greenville, NC       Dawson, GA
Graham, NC         Summerville, SC   Jacksonville, NC     Douglas, GA
Greensboro, NC     Sumter, SC        Kinston, NC          Easley, SC
Henderson, NC      Wilmington, NC    Newport, NC          Lilburn, GA
Huntersville, NC                     Norfolk, VA          Moultrie, GA
Oxford, NC                           Rocky Mount, NC      Oglethorpe, GA
Wytheville, VA                       Wilson, NC           Warner Robbins AFB, GA
                                                          Warner Robbins, GA

Mississippi Valley Division
---------------------------
Biloxi, MS
Crossville, TN
Decatur, TN
Mobile, AL
Nashville, TN
Olive Branch, MS

                               DISPOSAL OPERATIONS
--------------------------------------------------------------------------------

North Carolina Landfill        Mississippi Valley Division      Georgia Division
-----------------------        ---------------------------      ----------------
Holly Springs, NC                    Biloxi, MS                 Atlanta, GA
Durham, NC                           Decatur, TN                Douglas, GA
Roseboro, NC                         Olive Branch, MS           Greycourt, SC
                                                                Jacksonville, FL

     Our managerial philosophy centers on the principle that customers' needs can best be served at the local level by a staff of well-trained personnel led by a branch manager. Each branch manager is responsible for implementing sales programs, maintaining service quality, promoting safety in the branch's operations and overseeing the day-to-day operations for the branch, including contract administration. Branch managers also assist division managers in identifying potential acquisition candidates. Frequently, the branch manager is also the branch facility's sales manager; but in larger market areas, branch facilities will have one or more sales persons. Branch managers are compensated based on the performance of their branch. Each branch manager reports to a division manager, who reports directly to our President.

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

     Support Services

     In order to ensure focus at the branch facility level and to support branch operations, we established our Support Services Team in 1995. Support services include:

          .    safety and training services;

          .    risk management;

          .    capital expenditure evaluation;

          .    human resources services;

          .    equipment maintenance;

          .    location of most economical disposal facilities;

          .    purchasing;

          .    sales and marketing support;

          .    productivity analysis;

          .    research and development services; and

          .    acquisition due diligence.

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

     We believe that our safety program has resulted in accident rates and insurance loss ratios that are consistently lower than industry averages.

     Landfill and Other Disposal Alternatives

     At December 31, 2001, we used more than 150 landfill disposal sites in the markets we serve, and we owned and operated ten of these landfill sites. We have historically opted to contract for landfill services due to the availability of disposal space at favorable tipping fees in close proximity to our current markets. In some markets, we have been able to control disposal costs by negotiating long-term disposal contracts with Subtitle D landfill operators. In addition, we operate an extensive network of transfer stations to consolidate waste streams and receive volume discounts on disposal costs.

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

     We acquired one landfill in 2001. We might acquire other existing landfills or we might develop landfills or partner with an experienced landfill operator for the acquisition, development or assumption of the operation of additional landfills. In our current markets, such action would be pursued if we believed that ownership or operation of a landfill in a particular market would provide significant cost benefits compared to our traditional system of consolidating waste and negotiating favorable disposal rates. In a new market, we might become a landfill owner or operator if that market lacks the amount of disposal capacity that we have experienced in our current markets.

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

Landfill Closure and Post-Closure Costs

     We have financial obligations relating to closure and post-closure, remediation costs and long-term care, for the landfill sites we own and operate. Our obligations for these costs will increase if we decide to develop or acquire additional landfill sites in the future.

     Landfill closure and post-closure costs include estimated costs to be incurred for final closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. We estimate these future cost requirements based on our interpretation of the technical standards of the Environmental Protection Agency's Subtitle D Regulations. While the precise amounts of these future obligations cannot be determined, at December 31, 2001, we estimate the total costs to range from approximately $44.1 million to approximately $48.5 million for remediation, final closure of our operating facilities and post-closure monitoring costs. Our estimate of these costs is expressed in current dollars and is not discounted to reflect anticipated timing of future expenditures. We had accrued approximately $2.7 million and $3.8 million for such projected costs at December 31, 2000 and 2001, respectively. At December 31, 2001, we had not paid any amounts out of these accruals. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operation.

Marketing and Sales

     We market our services locally through our regional and branch managers and approximately 53 direct sales representatives who focus on commercial, industrial and residential customers. We also obtain new customers from referral sources, our general reputation and local market print advertising. Leads are also developed from a construction reporting service, new building permits, business licenses and other public records. Additionally, each branch facility advertises in the yellow pages and other local business print media that cover its service area. A variety of methods are used to market services directly to individual households. Some branch locations have dedicated sales representatives that market residential services. We engage in direct mail campaigns and door-to-door marketing and work with real estate agents and developers to sell services to new developments. We recently installed telemarketing programs to sell residential services. Additionally, we attend and make presentations at municipal and state conferences and advertise in governmental associations' membership publications.

     Our sales representatives visit customers on a regular basis and make sales calls to potential new customers. These sales representatives receive a significant portion of their compensation based upon certain incentive formulas. We emphasize providing quality services, customer satisfaction and retention, and believe that this focus on quality service will help retain existing customers as well as attract additional customers. Maintenance of a local presence and identity is an important aspect of our marketing plan. In order to accomplish these objectives, many of our managers are involved in local governmental, civic and business organizations.

     No single customer of ours accounted for more than 4% of our revenues in 2001. We do not believe that the loss of any single customer would have a material adverse effect on our results of operations.

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

Competitive Bid Contracts

     We provide a substantial portion of our residential collection services under municipal contracts and, at December 31, 2001, approximately 34% of our revenues came from municipal contracts. As is generally the case in the industry, municipal contracts are subject to periodic competitive bidding. The balance of our residential services are provided on a subscription basis. However, no single customer of any type accounted for more than 4% of our revenues in 2001. At December 31, 2001, we had not lost, nor do we reasonably expect to lose, a contract that would have a material adverse effect on our financial condition or results of operations because the contract either was or is not material. Our inability to compete with larger and better capitalized companies, or to replace a significant number of municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, could have a material adverse effect on our results of operations.

Employees

     At December 31, 2001, we employed approximately 1,700 full-time employees. None of our employees are represented by unions and we believe that our employee relations are good. We are highly dependent upon the services of the members of our management team, the loss of any of whom might have an adverse effect on our operations.

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

     Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. We have not experienced difficulty in obtaining performance bonds or letters of credit for our current operations. At December 31, 2001, we had provided customers and various regulatory authorities with bonds and letters of credit of approximately $24.1 million to secure our obligations. If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we may be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

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

     In order to develop, own or operate a landfill, a transfer station or other solid waste facilities, we are required to go through several governmental review processes and obtain one or more permits and often zoning or other land use approvals. Obtaining these permits and zoning or land use approvals is difficult, time consuming and expensive. In addition, this process is often opposed by various local elected officials and citizens' groups. Once obtained, operating permits generally must be periodically renewed and are subject to modification and revocation by the issuing agency.

     Our facilities are subject to a variety of operational, monitoring, site maintenance, closure, post-closure and financial assurance obligations which change from time to time and which could give rise to increased capital expenditures and operating costs. We do not expect to make material capital expenditures for environmental control facilities in 2002. In connection with any such landfills, it is often necessary to expend considerable time, effort and money in complying with the governmental review and permitting process necessary to maintain or increase the capacity of these landfills. Governmental authorities have broad power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in the case of violations.

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

     The Subtitle D Regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, the Subtitle D Regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) designed to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Groundwater monitoring wells must also be installed at virtually all landfills to monitor groundwater quality and, indirectly, the leachate collection system operation. The Subtitle D Regulations also require, where threshold test levels are present, that methane gas generated at landfills be controlled in a manner that protects human health and the environment. We are not aware of any problem with methane gas at any of our facilities. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed upon it by the EPA. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D Regulations criteria. Various states in which we operate now or might in the future have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations. Failure to comply with these regulations could require us to undertake investigatory or remedial activities, to curtail operations or to close a landfill temporarily or permanently. Future changes in these regulations might require us to modify, supplement or replace equipment or facilities at costs that might be substantial. The failure of regulatory agencies to enforce these regulations vigorously or consistently might give an advantage to our competitors whose facilities do not comply with the Subtitle D Regulations or its state counterparts. Our ultimate financial obligations related to any failure to comply with these regulations could have a material adverse effect on our operations and financial condition.

     The Federal Water Pollution Control Act of 1972

     The Federal Water Pollution Control Act of 1972, known as the Clean Water Act, establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the U.S. Because we own and operate landfills and transfer stations, we must comply with this Act. For example, if run-off or collected leachate from our transfer stations or from our owned or operated landfills is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and possibly reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA's storm water regulations issued in November 1990. Such regulations are designed to prevent possibly contaminated landfill storm water runoff from flowing into surface waters. We believe that our facilities are in compliance in all material respects with Clean Water Act requirements. Various states in which we operate now or might in the future have delegated authority to implement the Clean Water Act permitting requirements, and some of these states have adopted regulations that are more stringent than the federal requirements.

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

     The Clean Air Act

     The Clean Air Act provides for regulation, through state implementation of federal requirements, of the emission of air pollutants from certain landfills based upon the date of the landfill construction and volume per year of emissions of regulated pollutants. Because we own and operate landfills, we must comply with this Act. We believe we are in compliance with this Act. The EPA has proposed new source performance standards regulating air emissions of certain regulated pollutants (methane and non-methane organic compounds) from municipal solid waste landfills. Landfills located in areas with air pollution problems might be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials. Some of the federal statutes described above contain provisions authorizing the institution of lawsuits by private citizens to enforce the provisions of the statutes.

     The Occupational Safety and Health Act of 1970

     OSHA establishes employer responsibilities and authorizes the promulgation by the Occupational Safety and Health Administration of occupational health and safety standards, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with worker protection standards established by OSHA, to maintain records, to provide workers with required disclosures and to implement health and safety training programs. Various of those promulgated standards might apply to our operations, including those standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials, and worker training and emergency response programs. Our employees are trained to respond appropriately in the event there is an accidental spill or release of packaged asbestos-containing materials or other regulated substances during transportation or landfill disposal.

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

     Permits and approvals may limit the types of waste that may be accepted at a landfill or the quantity of waste that may be accepted at a landfill during a given time period. In addition, permits and approvals, as well as some state and local regulations, might limit a landfill to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on the importation of out-of-state waste have not withstood judicial challenge. However, from time to time federal legislation is proposed which would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states to reduce the amounts of waste exported to other states. Although Congress has not yet passed such legislation, if this or similar legislation is enacted, states in which we operate landfills could act to limit or prohibit the importation of out-of-state waste. Such state actions could materially adversely affect landfills within those states that receive a significant portion of waste originating from out-of-state.

     In addition, some states and localities may for economic or other reasons restrict the exportation of waste from their jurisdiction or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the U.S. Supreme Court held unconstitutional, and therefore invalid, a local ordinance that sought to impose flow controls on taking waste out of the locality. However, some state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, we might elect not to challenge such restrictions based upon various considerations. In addition, the aforementioned proposed federal legislation would allow states and localities to impose certain flow control restrictions.

     These restrictions could result in the volume of waste going to landfills being reduced in some areas, which might materially adversely affect our ability to operate our landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services. These restrictions might also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to our customers, our business, financial condition and results of operations could be materially adversely affected.

     There has been an increasing trend at the state and local level to mandate and encourage waste reduction at the source and waste recycling, and to prohibit or restrict the disposal of some types of solid wastes, such as yard wastes, leaves and tires, in landfills. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect our ability to operate our facilities at their full capacity.

ITEM 2.  PROPERTY AND EQUIPMENT

     Our principal executive offices are located at 3301 Benson Drive, Raleigh, North Carolina, where we currently lease approximately 25,000 square feet of office space. Our principal property and equipment consists of land (primarily transfer stations, bases for collection operations and landfill sites), buildings, and vehicles and equipment. Our land and buildings are located in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida. We also lease real property in the states in which we do business. At December 31, 2001, we operated 40 collection operations, 26 transfer stations, eight recycling facilities and ten landfills aggregating approximately 1,964 acres. All our property and equipment are used in our one industry segment, which includes collection, transfer, recycling, processing and disposal of municipal solid and industrial waste.

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

     Collection Vehicles

     We use a fleet of specialized collection vehicles to collect and transport waste and to provide recycling and convenience site services. At December 31, 2001, we owned approximately 95% of our transportation fleet and leased the remainder. We have implemented an aggressive and reliable maintenance program to extend the useful lives of our equipment. Preventative and long-term maintenance is performed on regularly scheduled cycles that are more frequent than most manufacturers' suggested schedules. Preventative maintenance is performed on collection vehicles after every 150 to 250 hours of operation depending on their class, and long-term maintenance (reconstruction of engines, transmissions, etc.) is performed every four to six years. Additionally, cosmetic repairs (painting, interior upholstery repairs) are performed as needed. The majority of the maintenance program is done by our personnel located in branch facilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

                               EXECUTIVE OFFICERS

     As of December 31, 2001, our executive officers were as follows:

Name                      Age   Position(s)
----                      ---   -----------
Lonnie C. Poole, Jr....    64   Chairman, Chief Executive Officer and Director
Jim W. Perry...........    57   President, Chief Operating Officer and Director
D. Stephen Grissom.....    49   Chief Financial Officer, Secretary and Treasurer
William J. Hanley......    48   Vice President, Sales and Marketing
Lonnie C. Poole, III...    40   Vice President, Director of Support Services

     LONNIE C. POOLE, JR., founded Waste Holdings in 1970 and has served as Chief Executive Officer and Chairman of the Board of directors of Waste Holdings since that time. Mr. Poole holds a B.S. in Civil Engineering from North Carolina State University and an M.B.A. from the University of North Carolina at Chapel Hill. Mr. Poole has more than 31 years experience in the solid waste industry. He has served in the Environmental Industry Association, or EIA, formerly the National Solid Waste Management Association, or NSWMA, a non-profit business association established to, among other things, inform, educate and assist its members in cost-effective, safe and environmentally responsible management of waste in the following positions: Chairman, Vice-Chairman and Board Member. In addition, Mr. Poole has served in the EIA Research and Education Foundation as Chairman and now is a member of its Board of Directors. Mr. Poole was inducted into the EIA Hall of Fame in 1994.

     JIM W. PERRY joined Waste Holdings in 1971 and has served as our President and Chief Operating Officer since 1987 and as a director since 1974. Mr. Perry holds a B.S. in Agricultural and Biological Engineering from North Carolina State University and an M.S. in Systems Management from the University of Southern California. Mr. Perry has more than 31 years experience in the solid waste industry and has received the Distinguished Service Award from the NSWMA. In addition, Mr. Perry has served in the Carolinas Chapter of NSWMA as Chairman and on the Membership Committee. Mr. Perry was inducted into the EIA Hall of Fame in 1997.

     D. STEPHEN GRISSOM joined Waste Holdings in 2001 as Chief Financial Officer and Vice President of Finance. Prior to that, Mr. Grissom was Chief Financial Officer for Austin Quality Foods from 1982 to 2000 and has more than 24 years of controllership and CFO experience. He is a certified public accountant and holds a B.A. in accounting from North Carolina State University.

     William J. Hanley joined Waste Holdings in 2001 as Vice President of Sales and Marketing. Prior to that, Mr. Hanley served as Sales Manager, General Sales Manager and Regional Sales Manager with Waste Management, Inc. from 1995 to 2001. He holds a B.S. in Business Administration from Clarion University. Mr. Hanley has eight years of experience in the solid waste industry.

     LONNIE C. POOLE, III has served as our Vice President, Director of Support Services since 1995. From 1990 to 1995, he served as our Risk Management Director. Mr. Poole holds a B.S. in Aerospace Engineering from North Carolina State University. Mr. Poole is the son of Lonnie C. Poole, Jr. Mr. Poole has more than 11 years experience in the solid waste industry.

                               Other Key Employees

     The following table sets forth certain information concerning our other key employees as of December 31, 2001:

Name                     Age   Position(s)
----                     ---   -----------
Harrell J. Auten.....     53   Vice President--South Division
Brad E. Baty.........     43   Vice President--Central Division
Thomas C. Cannon.....     52   Vice President--Georgia Division
James J. Becher......     52   Vice President--Mississippi Valley Division
Thomas A. Winstead...     47   Vice President--East Division

     HARRELL J. AUTEN has served as Vice President of Waste Holdings since 1998 and has served as our South Division Manager since 1993. Prior to that, Mr. Auten owned and operated his own company. Mr. Auten holds a B.S. in Business Administration from the University of North Carolina at Chapel Hill and has more than 31 years experience in the solid waste industry.

     BRAD E. BATY has served as Vice President of Waste Holdings since June 2001. Prior to joining Waste Holdings, Mr. Baty worked for 18 years with Waste Management, Inc. and two years with Casella Waste Systems. He held various operational positions including General Manager, Vice President, State President and Region President. Mr. Baty has more than 20 years experience in the solid waste industry.

     JAMES J. BECHER has served as a Vice President of Waste Holdings since March 1998. He joined Waste Holdings in 1986 as a Branch Manager. Mr. Becher holds a B.A. in History from Guilford College in North Carolina. He has 16 years experience in the solid waste industry.

     THOMAS C. CANNON has served as a Vice President of Waste Holdings since September 1998. Mr. Cannon joined us during our acquisition of TransWaste Services, Inc. Mr. Cannon founded TransWaste Services in 1994 and has served as its President since that time. He holds a B.B.A. in Industrial Management from the University of Georgia and has done graduate work in Accounting at Georgia Southwestern College. Mr. Cannon has eight years of experience in the solid waste industry.

     THOMAS A. WINSTEAD has served as a Vice President of Waste Holdings since March 1998. He joined us 1985 as a Branch Manager and has also served as East Regional Operations Manager from 1990 to 1997. He is a graduate of Atlantic Christian College with a B.S. in Health and Physical Education. Mr. Winstead has more than 17 years of experience in the solid waste industry.

     None of our executive officers, directors or other key employees is related to any other executive officer, director or other key employee, except that Lonnie C. Poole, Jr. and Lonnie C. Poole, III are father and son.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the Nasdaq National Market under the symbol "WWIN". After the holding company reorganization, the common stock of Waste Holdings continues to trade on the Nasdaq National Market under the symbol "WWIN". The following sets forth the quarterly high and low bid prices for the years indicated as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions and might not reflect actual transactions.

                               High          Low
                              -------      -------
2000
          First quarter       $12.875       $9.500
          Second quarter      $11.250       $8.250
          Third quarter       $11.750       $7.500
          Fourth quarter      $ 6.625       $6.641

2001
          First quarter       $ 7.625       $5.250
          Second quarter      $ 8.750       $5.750
          Third quarter       $ 9.550       $6.000
          Fourth quarter      $ 6.550       $4.450

     As of December 31, 2001, the number of record holders of our common stock was 96 and we believe that the number of beneficial owners was more than 1,500.

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

     We did not sell any equity securities during the quarter ended December 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1999, 2000, and 2001 and the consolidated balance sheet data as of December 31, 2000 and 2001 are derived from, and are referenced to, our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1997 and 1998 and the consolidated balance sheet data as of December 31, 1997, 1998 and 1999 are derived from financial statements not included in this report.

                                                                       YEAR ENDED DECEMBER 31
                                                       1997(1)     1998(1)      1999        2000        2001
                                                      --------    --------    --------    --------    --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Service revenues                                      $127,581    $169,527    $213,384    $240,733    $248,074
Equipment sales                                          1,601       1,732       1,335       1,701       1,221
                                                      --------    --------    --------    --------    --------
Total revenues                                         129,182     171,259     214,719     242,434     249,295
Cost of service operations                              79,775     105,633     133,923     149,429     156,825
Cost of equipment sales                                  1,171       1,268         821         920         805
                                                      --------    --------    --------    --------    --------
Total cost of operations                                80,946     106,901     134,744     150,349     157,630
Selling, general and administrative                     23,105      26,386      31,196      38,576      37,455
Depreciation and amortization                           11,797      16,981      22,298      26,402      28,924
Organization costs                                          --         926         432         567         570
Loss on sale of a business unit(s)                          --          --          --       1,049         359
                                                      --------    --------    --------    --------    --------
Operating income                                        13,334      20,065      26,049      25,491      24,357
Interest expense                                         3,021       4,812       8,653      14,637      14,193
Interest income                                           (312)        (93)     (1,287)     (1,634)     (1,276)
Other income                                              (322)       (538)       (441)       (284)       (186)
                                                      --------    --------    --------    --------    --------
Income before income taxes                              10,947      15,884      19,124      12,772      11,626
Income tax expense                                       7,011       5,606       7,100       5,113       4,244
                                                      --------    --------    --------    --------    --------
Net income                                            $  3,936    $ 10,278    $ 12,024    $  7,659    $  7,382
                                                      ========    ========    ========    ========    ========
Earnings per share:
  Basic                                               $   0.34    $   0.80    $   0.88    $   0.56    $   0.56
                                                      ========    ========    ========    ========    ========
  Diluted                                             $   0.33    $   0.77    $   0.86    $   0.56    $   0.55
                                                      ========    ========    ========    ========    ========
Pro forma income before income taxes (2)              $ 10,947    $ 15,884
Pro forma income taxes (2)                               4,202       5,803
                                                      --------    --------
Pro forma net income (2)                              $  6,745    $ 10,081
                                                      ========    ========
Pro forma earnings per share (2):
  Basic                                               $   0.58    $   0.78
                                                      ========    ========
  Diluted                                             $   0.56    $   0.76
                                                      ========    ========
Weighted-average shares outstanding:
  Basic                                                 11,709      12,875      13,707      13,615      13,286
                                                      ========    ========    ========    ========    ========
  Diluted                                               12,068      13,266      14,051      13,729      13,342
                                                      ========    ========    ========    ========    ========

Other Operating Data:
Net cash provided by operating activities             $ 22,949    $ 27,456    $ 29,182    $ 35,701    $ 40,181
Net cash used in investing activities                  (59,284)    (57,005)    (69,148)    (74,488)    (30,869)
Net cash provided by (used in) financing activities     35,431      31,659      39,856      43,012     (14,826)
EBITDA (3)                                              25,453      37,584      48,788      53,226      53,826
Balance Sheet Data:
Cash and cash equivalents                             $  1,176    $  3,665    $  3,176    $  7,401    $  1,887
Working capital                                          1,635       6,943       7,042      15,498       5,567
Property and equipment, net                             65,044      88,801     138,530     193,295     197,274
Total assets                                           113,417     176,201     249,204     307,748     302,621
Long-term debt and capital lease obligations,
   net of current maturities                            50,788      86,465     139,700     194,609     163,237
Shareholders' equity                                  $ 41,167    $ 64,662    $ 69,375    $ 66,926    $ 87,428

(1) On June 16, 1998, we exchanged 21,244 shares of our common stock (with a fair value of $449,000) for all of the issued and outstanding shares of common stock of Dumpsters, Inc. On June 30, 1998, we exchanged 330,000 shares of our common stock

     (with a fair value of $7.4 million) for all of the issued and outstanding shares of common stock of Reliable Trash Services, Inc. On August 28, 1998, we exchanged 388,311 shares of our common stock (with a fair value of approximately of $8.5 million) for all of the issued and outstanding shares of common stock of Railroad Avenue Disposal, Inc. These business combinations have been accounted for as poolings-of-interests. Accordingly, we have restated our previously issued consolidated financial statements.
(2) Prior to January 1, 1997 and for the period from January 1, 1997 to May 8, 1997, Waste Holdings was an S corporation and, accordingly, was not subject to federal and some state corporate income taxes. Additionally, some companies we acquired in pooling-of-interests transactions were previously taxed as S corporations. The pro forma information has been computed as if we were subject to federal and all applicable state corporate income taxes for each of the periods presented assuming the tax rate that would have applied had we been taxed as a C corporation. For a more detailed discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."
(3) EBITDA is defined as income before income taxes plus interest expense (net of interest income), depreciation and amortization and loss on sale of business units. EBITDA should not be considered an alternative to (i) operating income or net income (as determined in accordance with GAAP) as an indicator of our operating performance or (ii) cash flows from operating activities (as determined in accordance with GAAP) as a measure of operating performance or liquidity. However, we have included EBITDA data (which is not a measure of financial performance under GAAP) because we understand that such data is commonly used by investors to evaluate a company's performance in the solid waste industry. Furthermore, we believe that EBITDA data is relevant to an understanding of our performance because it reflects our ability to generate cash flows sufficient to satisfy our debt service, capital expenditure and working capital requirements. We therefore interpret the trends that EBITDA depicts as one measure of our operating performance. However, funds depicted by the EBITDA measure may not be available for debt service, capital expenditures or working capital due to legal or functional requirements to conserve funds or other commitments or uncertainties. EBITDA, as measured by us, might not be comparable to similarly titled measures reported by other companies. Therefore, in evaluating EBITDA data, investors should consider, among other factors: the non-GAAP nature of EBITDA data; actual cash flows; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of our EBITDA data to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report for the years ended December 31, 2000 and 2001. Some matters discussed in this Management's Discussion and Analysis are "forward-looking statements". These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe", "anticipate," "expect" or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated including our ability to manage growth, the availability and integration of acquisition targets, competition, weather conditions, geographic concentration and government regulation. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Overview

     Waste Holdings is a regional, vertically integrated provider of solid waste services. Waste Holdings was founded by members of the current senior management team in 1970. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At December 31, 2001, we operated 40 collection operations, 26 transfer stations, approximately 100 county convenience drop-off centers, eight recycling facilities and ten landfills in the southeastern U.S. We had revenues of $242.4 million and operating income of $25.5 million in the year ended December 31, 2000, and revenues of $249.3 million and operating income of $24.4 million in the year ended December 31, 2001.

     Our presence in high-growth markets in the southeastern U.S., including North Carolina, Georgia and Virginia, has supported our internal growth. From 1990 through 2001, we acquired, either by merger or asset purchase, 61 solid waste collection or disposal operations. Fifty-seven of these acquisitions were accounted for as purchases. Accordingly, the results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition and have affected period-to-period comparisons of our operating results. For the 12 months ended December 31, 2001, we did not have any significant acquisitions requiring historical or pro forma financial statements to be presented. We anticipate that a significant part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect that additional acquisitions could continue to affect period-to-period comparisons of our operating results. Current levels of population growth and economic development in the southeastern U.S. and our strong market presence in the region should provide an opportunity to increase our revenues and market share. As we add customers in existing markets, our density should improve, which we expect will increase our collection efficiencies and profitability.

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

     At December 31, 2001, we operated approximately 100 convenience sites under contract with 14 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At December 31, 2001, we also operated eight recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity pricing risk by spreading the risk among our customers. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

     Operating expenses for our collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. At December 31, 2001, we owned, operated or transferred from 26 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. At December 31, 2001, we owned and operated ten landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the equipment that we resell.

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

     Other income has not historically been material to our results of operations.

     To date, inflation has not had a significant impact on our operations.

Critical Accounting Policies

     We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Accounting policies require us to make significant estimates and assumptions which have a material impact on the carrying value of our assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

     We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of our financial statements:

Allowance For Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Landfill Accounting

     Landfill permitting, acquisition and preparation costs are amortized using a units-of-production method as permitted airspace of the landfill is consumed. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfill's permitted and probable to-be-permitted capacity. Units-of-production amortization rates are determined annually. We determine the rates based on estimates provided by our internal and third party engineers, and consider the information provided by surveys which are performed at least annually. Significant changes in our estimates could result in material increases to our landfill depletion rates, which could have a material adverse impact on our financial condition and results of operations.

     We routinely review our investment in operating landfills to determine whether the costs of these investments are realizable. Judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of our landfills. Future events could cause us to conclude that impairment indicators exist and that our landfill carrying costs are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Disposal Site Closure and Long-term Care

     Landfill closure and post-closure costs represent an estimate of the current value of the future obligations associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned by us. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. In determining accruals for closure and post-closure monitoring and maintenance requirements, we consider final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Some of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of the Subtitle D Regulations and the air emissions standards. Our accounting personnel and consultants review at least annually the future cost requirements for closure and post-closure monitoring and maintenance for our operating landfills. The impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis.

     While the precise amounts of these future obligations cannot be determined, at December 31, 2001, we estimate the total landfill closure and post-closure costs to range from $44.1 million to $48.5 million. We provide accruals for these estimated costs as the remaining permitted airspace of landfills is consumed. These costs are expressed in current dollars and are not discounted to reflect anticipated timing of future expenditures. At December 31, 2000 and 2001, we had accrued approximately $2.7 million and $3.8 million for such costs. Significant revisions in the estimated lives of our landfills or significant increases in our estimates of landfill closure and post closure costs could have a material adverse impact on our financial condition and results of operations.

Long-lived Assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting For The Impairment of Long-lived Assets And For Long-lived Assets To Be Disposed Of, we review long-lived assets for impairment on a market-by-market basis whenever events or changes in the circumstances indicate that the carrying amount of an asset might not be recoverable. If an evaluation is required, the projected future net cash flows on an undiscounted basis attributable to each market would be compared to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that market. If an impairment is indicated, the amount of the impairment is measured based on the fair value of the asset. We also evaluate the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

     The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our statements of operations (some items have been reclassified for presentation purposes only):

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                                1999     2000     2001
                                                ----     ----     ----
Total revenues                                   100%     100%     100%
Service revenues                                99.4     99.3     99.5
Equipment sales                                  0.6      0.7      0.5
                                                ----     ----     ----
Total cost of operations                        62.8     62.0     63.2
Selling, general and administrative             14.5     15.9     15.0
Depreciation and amortization                   10.4     10.9     11.6
Organizational costs                             0.2      0.2      0.2
Loss on sale of business units                    --      0.5      0.2
                                                ----     ----     ----
Operating income                                12.1     10.5      9.8
Interest expense, net of interest income         3.4      5.3      5.2
Other income                                    (0.2)    (0.1)    (0.1)
                                                ----     ----     ----
Income before income tax expense                 8.9      5.3      4.7
Income tax expense                               3.3      2.1      1.7
                                                ----     ----     ----
Net income                                       5.6%     3.2%     3.0%
                                                ====     ====     ====

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

     Revenues. Total revenues increased $6.9 million, or 2.8%, to $249.3 million in 2001, from $242.4 million in 2000. This increase was attributable primarily to the following factors: (1) the effect of seven businesses acquired during the year ended December 31, 2000 and three businesses and contracts acquired during the year ended December 31, 2001, resulting in an $8.6 million increase, offset by the decrease in revenues associated with collection operations sold of $5.4 million; and (2) the effect of prices and collection volumes resulting from new municipal and commercial contracts and residential subscriptions and annexation fees, resulting in an increase of $3.7 million.

     Total Cost of Operations. Total cost of operations increased $7.3 million, or 4.8%, to $157.6 million in 2001 from $150.3 million in 2000. This increase was attributable primarily to increased insurance expense of approximately $3.7 million, increased labor costs and associated expenses of approximately $3.5 million, increased landfill expense of approximately $1.3 million offset by a decrease of disposal fees of approximately $5.1 million, increased fleet maintenance costs of approximately $1.7 million, as well as a $2.2 million increase due to general costs associated with the acquisition of seven businesses in 2000 and three businesses in 2001. Total cost of operations as a percentage of revenues increased from 62.0% to 63.2% for 2000 and 2001, respectively.

     SG&A. SG&A decreased $1.1 million, or 2.9%, to $37.5 million in 2001 from $38.6 million in 2000. This decrease was attributable primarily to a decrease in labor costs and associated expenses of approximately $2.0 million offset by an increase in professional fees of approximately $0.5 million and an increase of approximately $0.4 million due to the effect of the seven businesses acquired in 2000 and the three businesses acquired in 2001. SG&A as a percentage of revenues decreased to 15.0% in 2001 from 15.9% in 2000.

     Depreciation and Amortization. Depreciation and amortization increased $2.5 million, or 9.6%, to $28.9 million in 2001 from $26.4 million in 2000. The primary components of this increase were (1) the effect of additional depreciation related to the seven businesses acquired during the year ended December 31, 2000 and the three businesses acquired during the year ended

December 31, 2001 of $1.0 million and (2) $0.5 million resulting from equipment acquired for the operation at the landfills. The remaining $1.0 million related to increased property, equipment and landfill site and cell costs due to higher collection volumes. Depreciation and amortization, as a percentage, of revenues increased to 11.6% in 2001 from 10.9% in 2000.

     Organization and Start-up Costs. We incurred costs of approximately $567,000 and $570,000 for 2000 and 2001, respectively, which were primarily related to our holding company reorganization. The reorganization enabled us to
(1) simplify our organizational structure, (2) segregate for operational and liability purposes our distinct business activities and those of our subsidiaries, (3) allow greater autonomy to companies currently owned or to be acquired by us in the future, and (4) make it easier to implement future secured credit facilities at reduced costs of implementation.

     Loss on Disposal of Business Units. We recognized a loss on sale of business units totaling approximately $1.0 million and $0.4 million at December 31, 2000 and 2001, respectively. These sales were a divestiture of noncore operations to better align us for enhanced profitability.

     Interest Expense (net of interest income). Interest expense (net of interest income) decreased $0.1 million, or 0.7%, to $12.9 million in 2001 from $13.0 million in 2000. This decrease was primarily due to the lower average interest rate of 7.2% for 2001 compared to 8.9% for 2000 and lower average borrowings ($192.8 million for 2001 compared to $201.6 million in 2000).

     Income Tax Expense. Income tax expense decreased $0.9 million, or 17.0%, to $4.2 million in 2001 from $5.1 million in 2000. This decrease was attributable to a decline in income before income taxes and a decrease in the effective tax rate of approximately 3.5% (from 40.0% to 36.5%) as a result of our holding company reorganization completed in 2001.

     Net Income. Net income decreased $0.3 million, or 3.6%, to $7.4 million in 2001 from $7.7 million in 2000. This decrease was primarily attributable to an increase in total cost of operations, insurance expense and depreciation and amortization expense offset by a decrease in income tax expense in 2001.

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

     Total Cost of Operations. Total cost of operations increased $15.6 million, or 11.6%, to $150.3 million in 2000 from $134.7 million in 1999. This increase was attributable primarily to increased labor costs and associated expenses of approximately $5.6 million, increased fuel expense of approximately $3.2 million, increased landfill and disposal expenses of approximately $4.8 million, increased repairs and maintenance of approximately $1.3 million, and a $4.4 million increase due to collection volumes resulting from new municipal and commercial contracts and residential subscriptions, all of which were offset by operating costs related to collection operations sold of $3.7 million. Of this increase attributable to collection volume, $8.8 million was directly related to the acquisition of new businesses during the period. Total cost of operations as a percentage of revenues decreased from 62.8% to 62.0% for 1999 and 2000, respectively, due primarily to synergies achieved through acquisitions in existing markets.

     SG&A. SG&A increased $7.4 million, or 23.7%, to $38.6 million in 2000 from $31.2 million in 1999. This increase was attributable primarily to increased labor costs and associated expenses of approximately $3.2 million, increased professional fees of approximately $0.2 million, increased rent expense of approximately $0.5 million, offset by the sale of collection operations of $0.8 million, with the remaining $4.3 million increase due to increased collection volumes resulting from new municipal and commercial contracts and residential subscriptions. Of the increase attributable to collection volume, $3.3 million was directly related to the acquisition of new businesses during the period. SG&A increased to 15.9% of revenue for 2000 from 14.5% of revenue for the same period in 1999 due to the aforementioned increases.

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

     Loss on Sale of Business Units. In 2000, we recognized a loss on the sale of a business unit totaling $1.0 million. This sale was made in connection with the acquisition of collection and landfill operations to better align us for enhanced profitability.

     Organizational and Start-up Costs. We incurred costs of approximately $327,000 and $562,000 in December 31, 1999 and 2000, respectively, which were primarily related to merger and integration costs and to our holding company reorganization. The reorganization enabled us to (1) simplify our organizational structure, (2) segregate for operational and liability purposes our distinct business activities and those of our subsidiaries, (3) allow greater autonomy to companies currently owned or to be acquired in the future, and (4) make it easier to implement future secured credit facilities at reduced costs of implementation. Additionally, during fiscal 1999 and 2000, we incurred nonrecurring start-up costs related to deployment of service equipment and personnel associated with a new service contract of approximately $105,000 and $5,000, respectively. These organization and start-up costs had been expended at December 31, 1999 and 2000.

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

Liquidity and Capital Resources

     Our working capital at December 31, 2001 was $5.6 million and $15.5 million at December 31, 2000. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facility and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2002. Prior to 2000, we had fully drawn our three $25 million term facilities with Prudential Insurance Company of America. In 2000, we began principal repayments on the first $25 million term facility. The Prudential facilities require us to maintain financial ratios, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.28%, 6.96% and 6.84%, respectively, and the facilities mature as follows: $17.9 million in April 2006, $25 million in June 2008 and $25 million in February 2009, subject to renewal.

     We maintain a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, formerly known as BankBoston, N.A., acts as agent. This credit facility provides up to $200 million through November 2004. Virtually all of our assets, and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Fleet credit facility. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The Fleet credit facility bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0% to 0.5% for base rate borrowings and 1.5% to 2.5% for Eurodollar rate borrowings. The Fleet facility requires us to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders' approval of acquisitions in some circumstances. As of December 31, 2001, $70 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 5.88%.

     At December 31, 2001, we were in violation of the interest coverage covenant contained in the Fleet facility. We received a waiver for this violation from Prudential and Fleet for the year ended December 31, 2001. We have executed an amendment to the Fleet facility that lowered our interest coverage ratio requirements, reduced permitted capital expenditures and raised our senior funded debt to EBITDA ratio requirements.

     On April 5, 2001, we closed on a variable rate development bond with Sampson County ("Sampson facility"). This bond provides up to $33.7 million of income tax exempt funding. As of December 31, 2001, an aggregate of approximately $30.9 million was outstanding under the Sampson facility. The bonds are backed by a letter of credit issued by Wachovia Bank & Trust as a participating lender under our Fleet syndication. The average interest rate on outstanding borrowings under the Sampson facility was approximately 3.9% at December 31, 2001.

     As of December 31, 2001, we had drawn approximately $30.9 million from the Sampson facility in order to repay funds borrowed from the Fleet syndication used to finance the original Sampson County Landfill acquisition.

     As of December 31, 2001, we had the following contractual obligations and commercial commitments (in thousands):

                                               PAYMENTS DUE BY PERIOD

Contractual                                Less Than
Obligations                       Total     1 Year     1 to 3 Years   4 to 5 Years   Over 5 Years
-----------                     --------   ---------   ------------   ------------   ------------
Long-Term Debt (1)              $170,338     $7,498       $91,497       $21,484         $49,859
Operating Leases                  10,340      1,497         2,459         2,021           4,363
Capital Leases                     1,379        959           420            --              --
                                --------     ------       -------       -------         -------
Total Contractual Cash
Obligations                     $182,057     $9,954       $94,376       $23,505         $54,222
                                ========     ======       =======       =======         =======

     (1) Long-term debt payments include $10.7 million due in 2003 under our Prudential credit facility. As of December 31, 2001, our Fleet credit facility allows us to borrow up to $200 million provided our loan covenants are maintained.

                                      AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

Commerical                   Total Amounts   Less Than
Commitments                    Committed      1 Year     1 to 3 Years   4 to 5 Years   Over 5 Years
-------------------------    -------------   ---------   ------------   ------------   ------------
Standby Letters of Credit       $ 4,735       $ 4,735       $   --          $--            $--
Performance Bonds                20,626        19,413        1,213           --             --
                                -------       -------       ------          ---            ---
Total Commericial
Commitments                     $25,361       $24,148       $1,213          $--            $--
                                =======       =======       ======          ===            ===

     Net cash provided by operating activities totaled $40.2 million for the year ended December 31, 2001. Of this, $2.9 million was generated from decreases in current operating net assets for the period.

     For the year ended December 31, 2001, net cash used in investing activities was $30.9 million. Of this, $7.0 million was used to fund the cash portion of acquisitions and $25.0 million was used to fund capital expenditures, which was primarily for investments in property and equipment, consisting primarily of trucks, containers and other equipment. Cash inflows from investing activities include $1.1 million received from the disposal of a business unit and property and equipment.

     Capital expenditures were $25.0 million for 2001 compared to $42.3 million in 2000. In 2002, we expect to spend approximately $20.0 million on capital expenditures, including $7.2 million for vehicle and equipment additions and replacements, approximately $6.8 million for landfill site and cell development, approximately $4.4 million for support equipment and approximately $1.6 million for facilities, additions and improvements. We expect to fund our planned 2002 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with regulatory requirements. We might also be required to make significant expenditures to obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any newly acquired disposal facilities. We cannot currently determine the amount of these expenditures because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal businesses, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

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

     While we cannot determine the precise amounts of these future obligations, at December 31, 2001, we estimate the total costs to be approximately $44.1 million to approximately $48.5 million for remediation, final closure of our operating facilities and post-closure monitoring costs. Our estimate of these costs is expressed in current dollars and is not discounted to reflect anticipated timing of future expenditures. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations. Due to the inherent uncertainties related to the total costs for remediation, final closure of our operating facilities and post-closure monitoring costs, we cannot reasonably estimate any additional financial obligation, if any.

     For the year ended December 31, 2001, net cash used in financing activities was $14.8 million, which included net repayments under long-term debt (including capital leases) of $27.9 million. Additionally, we received proceeds of $11.5 in satisfaction of a note receivable from Liberty Waste and proceeds of $1.1 million related to exercises of stock options.

     At December 31, 2001, we had approximately $171.7 million of long-term and short-term borrowings outstanding (including capital leases) and approximately $25.4 million in letters of credit including performance bonds. At December 31, 2001, the ratio of our total debt (including capital leases) to total capitalization was 66.2%, compared to 74.9% at December 31, 2000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     Quantitative Disclosures. We currently utilize no material derivative financial instruments which expose us to significant market risk. We are exposed to cash flow and fair value risk due to changes in interest rates with respect to our long-term debt. The table below presents principal cash flows and related weighted average interest rates of our long-term debt at December 31, 2001 by expected maturity dates. Fair values have been determined based on quoted market prices as of December 31, 2001.

     Our market risk exposure has not changed materially during the 12 months ended December 31, 2001.

                         2002     2003     2004      2005     2006    Thereafter    Total
                        ------   ------   -------   ------   ------   ----------   --------
                                                 (In thousands)
Fixed Rate
                7.28%   $  750   $  750   $   750   $  750   $  750     $11,770    $ 15,520
                6.96%    1,336    1,336     1,336    1,336    1,336      15,727      22,407
                6.84%    1,315    1,315     1,315    1,315    1,315      15,626      22,201
                7.00%      289       41        27       27       27         139         550

Variable Rate
                4.75%                      70,000                                    70,000
                4.72%                                                    30,855      30,855

                        $3,690   $3,442   $73,428   $3,428   $3,428     $74,117    $161,533

     Qualitative Disclosures. Our primary exposure relates to:
     .    interest rate risk on long-term and short-term borrowings;
     . the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
     . the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

     Some information required by Part III is omitted from this report because we will file a definitive proxy statement for our 2002 Annual Meeting of Shareholders (the "Proxy Statement") within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The other information required by Item 10 of Form 10-K is incorporated by reference to the information under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

     The information required by Item 10 of Form 10-K concerning our executive officers is set forth under the heading "Executive Officers" located at the end of Part I of this Form 10-K.

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

     (b)  Reports on Form 8-K

     We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

     (c) Exhibits.

          The exhibits filed as part of this Report are listed.

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
  2.2(a)         Agreement and Plan of Merger dated as of September 9, 1998, by and among the Registrant, TWS Merger Corporation, TransWaste Services, Inc.,
                 the shareholders of TransWaste Services, Inc., Thomas C. Cannon and
                 James F. Taylor.
  3.1(b)         Articles of Incorporation, as currently in effect.
  3.2(b)         Bylaws.
 10.1(b)         1997 Stock Plan.
 10.2(b)         Credit Agreement with Branch Banking and Trust Company dated April 3,
                 1996.
 10.3(b)         Note Purchase and Private Shelf Agreement with The Prudential Insurance
                 Company of America dated April 3, 1996.
 10.4(c)         Note Purchase and Private Shelf Agreement with The Prudential Insurance
                 Company of America dated as of June 30, 1998.
 10.5(d)         Senior Subordinated Loan and Security Agreement dated
                 February 2, 1999 between Liberty Waste Lending
                 Company, LLC, a subsidiary of the Registrant, and
                 Liberty Waste Services, LLC and its direct and
                 indirect subsidiaries.
 10.6(d)         Option Agreement dated February 2, 1999 between the Registrant and
                 Liberty Waste Services, LLC.
 10.7(e)         Revolving Credit Agreement dated as of November 9,
                 1999 by and among the Registrant and its subsidiaries,
                 the lending institutions party thereto, BankBoston,
                 N.A., as Administrative Agent, BancBoston Robertson
                 Stephens Inc., as Arranger, and Branch Banking and
                 Trust Company, as Documentation Agent.
 10.8(f)         First Amendment to Credit Agreement dated February 10, 2000.
 10.9(f)         Second Amendment to Credit Agreement dated June 14, 2000.
10.10(f)         Third Amendment to Credit Agreement dated October 31, 2000.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10.11(f)         Fourth Amendment to Credit Agreement dated November, 2000
10.12            Fifth Amendment to Credit Agreement dated March 31, 2001
10.13            Sixth Amendment to Credit Agreement dated March 29, 2002
11.1             Computation re: Earnings Per Share
21(g)            List of Subsidiaries
23.1             Consent of Independent Auditors

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

(f) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(g) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Registration Statement on Form S-4 (File No. 333-47966).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WASTE HOLDINGS, INC.


Date: March 27, 2002                      By:/s/ Lonnie C. Poole, Jr.
                                          ---------------------------

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

    SIGNATURE                         CAPACITY                       DATE
    ---------                         --------                       ----


/S/ Lonnie C. Poole, Jr.     Director, Chairman and Chief        March 27, 2002
------------------------     Executive Officer
LONNIE C. POOLE, JR.         (Principal Executive Officer)


/S/ D. Stephen Grissom       Chief Financial Officer             March 27, 2002
----------------------       (Principal Financial and
D. STEPHEN GRISSOM           Accounting Officer)


/S/ Jim W. Perry             Director                            March 27, 2002
----------------
JIM W. PERRY


/S/ Gregory Poole, Jr.       Director                            March 27, 2002
----------------------
J. GREGORY POOLE, JR.


/S/ Thomas F. Darden         Director                            March 27, 2002
--------------------
THOMAS F. DARDEN


/S/ Thomas C. Cannon         Director                            March 27, 2002
--------------------
THOMAS C. CANNON


/S/ Paul L. Brunswick        Director                            March 27, 2002
---------------------
PAUL L. BRUNSWICK

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Independent Auditors' Report                                              F-2
Consolidated Balance Sheets as of December 31, 2000 and 2001              F-3
Consolidated Statements of Operations for the Years Ended December 31,
 1999,2000, and 2001                                                      F-4
Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 1999, 2000 and 2001                                         F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1999, 2000 and 2001                                                      F-6
Notes to Consolidated Financial Statements                                F-8

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders of
Waste Holdings, Inc. and Subsidiaries
Raleigh, North Carolina

     We have audited the accompanying consolidated balance sheets of Waste Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Waste Holdings, Inc. and subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/S/ DELOITTE & TOUCHE LLP
RALEIGH, NORTH CAROLINA
MARCH 29, 2002

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                             December 31,   December 31,
                                                                                 2000           2001
                                                                             ------------   ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                  $  7,401       $  1,887
    Accounts receivable - trade, less allowance for uncollectible accounts
       (2000 - $1,957; 2001 - $2,096)                                            27,983         26,307
    Accounts receivable - other                                                     663             --
    Income taxes receivable (Note 12)                                               857             --
    Inventories                                                                   1,778          1,541
    Prepaid insurance                                                               626            473
    Deferred income taxes (Note 12)                                               1,183          2,337
    Prepaid expenses and other current assets                                     3,620          4,148
                                                                               --------       --------
    Total current assets                                                         44,111         36,693
                                                                               --------       --------
PROPERTY AND EQUIPMENT, net (Notes 2 and 3)                                     193,295        197,274
INTANGIBLE ASSETS, net (Note 2)                                                  67,918         65,972
OTHER NONCURRENT ASSETS                                                           2,424          2,682
                                                                               --------       --------
TOTAL ASSETS                                                                   $307,748       $302,621
                                                                               ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt (Note 4)                              $  4,008       $  7,498
    Current maturities of capital lease obligations (Note 5)                        995            931
    Accounts payable - trade                                                     12,178         10,512
    Acquisition related obligations                                               3,338          3,273
    Accrued interest payable                                                      2,462          1,457
    Accrued wages and benefits payable                                            2,003          3,647
    Income taxes payable (Note 12)                                                   --             84
    Accrued expenses and other liabilities (Note 8)                               1,745          1,924
    Deferred revenue                                                              1,884          1,800
                                                                               --------       --------
    Total current liabilities                                                    28,613         31,126
                                                                               --------       --------
LONG-TERM DEBT, net of current maturities (Note 4)                              193,382        162,840
LONG-TERM LEASE OBLIGATIONS, net of current                                       1,227            397
    maturities (Note 5)
NONCURRENT DEFERRED INCOME TAXES (Note 12)                                       14,875         17,068
CLOSURE/POSTCLOSURE LIABILITIES (Note 9)                                          2,725          3,762
COMMITMENTS AND CONTINGENCIES (Notes 5, 7, 9 and 10)                                 --             --
SHAREHOLDERS' EQUITY (Notes 2, 6 and 7):
    Common stock, no par value, shares authorized 80,000,000 shares              37,037         38,088
       issued and outstanding:  2000 - 13,119,171; 2001 - 13,334,061
    Paid-in capital                                                               7,245          7,245
    Retained earnings                                                            36,279         43,661
    Note receivable - Liberty Waste (Note 6)                                    (11,538)            --
    Shareholders' loans and other receivables                                    (2,097)        (1,566)
                                                                               --------       --------
    Total shareholders' equity                                                   66,926         87,428
                                                                               --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $307,748       $302,621
                                                                               ========       ========

                 See Notes to Consolidated Financial Statements.

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1999, 2000 and 2001

                      (In Thousands, Except Per Share Data)

                                                                   1999        2000        2001
                                                                 --------    --------    --------
REVENUES:
    Service revenues                                             $213,384    $240,733    $248,074
    Equipment sales                                                 1,335       1,701       1,221
                                                                 --------    --------    --------
       Total revenues                                             214,719     242,434     249,295
                                                                 --------    --------    --------
OPERATING COSTS AND EXPENSES:
    Operations                                                    133,923     149,429     156,825
    Equipment sales                                                   821         920         805
    Selling, general and administrative (Notes 5, 7, 8 and 11)     31,196      38,576      37,455
    Depreciation and amortization                                  22,298      26,402      28,924
    Organization and start-up costs (Note 2)                          432         567         570
    Loss of sale of business units (Note 2)                            --       1,049         359
                                                                 --------    --------    --------
    Total operating costs and expenses                            188,670     216,943     224,938
                                                                 --------    --------    --------
OPERATING INCOME                                                   26,049      25,491      24,357
                                                                 --------    --------    --------
    Interest expense (Note 4)                                       8,653      14,637      14,193
    Interest income                                                (1,287)     (1,634)     (1,276)
    Other (Note 7)                                                   (441)       (284)       (186)
                                                                 --------    --------    --------
       Total other expense, net                                     6,925      12,719      12,731
                                                                 --------    --------    --------
INCOME BEFORE INCOME TAXES                                         19,124      12,772      11,626
INCOME TAX EXPENSE (Note 12):                                       7,100       5,113       4,244
                                                                 --------    --------    --------
NET INCOME                                                       $ 12,024    $  7,659    $  7,382
                                                                 ========    ========    ========
EARNINGS PER SHARE
    Basic                                                        $   0.88    $   0.56    $   0.56
    Diluted                                                      $   0.86    $   0.56    $   0.55
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING (Note 6)
    Basic                                                          13,707      13,615      13,286
                                                                 ========    ========    ========
    Diluted                                                        14,051      13,729      13,342
                                                                 ========    ========    ========

                 See Notes to Consolidated Financial Statements.

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1999, 2000 and 2001
                      (In Thousands, Except Per Share Data)

                                                                SHARES
                                                                ------              COMMON     PAID-IN
                                                        AUTHORIZED   OUTSTANDING     STOCK     CAPITAL
                                                        ----------   -----------   ---------   -------
Balance, January 1, 1999                                  80,000        13,381     $ 41,148     $7,245
Net income                                                    --            --           --         --
Issuances of stock                                            --           464        7,699         --
Exercise of stock options                                     --             9           34         --
Issue of Liberty Waste receivable                             --            --           --         --
Fair value adjustment related to stock issued
    in business purchase transaction                          --            --       (2,181)        --
Increase in shareholders' loans and other receivables         --            --           --         --
                                                          ------   -    ------     --------     ------
Balance, December 31, 1999                                80,000        13,854       46,700      7,245
Net income                                                    --            --           --         --
Issuances of stock                                            --             4           47         --
Stock repurchases                                             --        (1,000)     (11,006)        --
Exercise of stock options                                     --           273        1,372         --
Cancellation of shares                                        --           (12)         (76)        --
Increase in shareholders' loans and other receivables         --            --           --         --
                                                          ------        ------     --------     ------
Balance, December 31, 2000                                80,000        13,119       37,037      7,245
Net income                                                    --            --           --         --
Issuances of stock                                            --             4           24         --
Stock repurchases                                             --            --           --         --
Exercise of stock options                                     --           216        1,109         --
Cancellation of shares                                        --            (5)         (82)        --
Collection of note receivable from Liberty Waste              --            --           --         --
Decrease in shareholders' loans and other receivables         --            --           --         --
                                                          ------        ------     --------     ------
Balance, December 31, 2001                                80,000        13,334     $ 38,088     $7,245
                                                          ======        ======     ========     ======
                                                                       NOTE          SHAREHOLDERS'       TOTAL
                                                        RETAINED     RECEIVABLE    LOANS AND OTHER   SHAREHOLDERS'
                                                        EARNINGS   LIBERTY WASTE     RECEIVABLES        EQUITY
                                                        --------   -------------   ---------------   -------------
Balance, January 1, 1999                                 $16,596     $     --          $  (327)        $ 64,662
Net income                                                12,024           --               --           12,024
Issuances of stock                                            --           --               --            7,699
Exercise of stock options                                     --           --               --               34
Issue of Liberty Waste receivable                             --      (11,538)              --          (11,538)
Fair value adjustment related to stock issued
    in business purchase transaction                          --           --               --           (2,181)
Increase in shareholders' loans and other receivables         --           --           (1,325)          (1,325)
                                                         -------     --------          -------         --------
Balance, December 31, 1999                                28,620      (11,538)          (1,652)          69,375
Net income                                                 7,659           --               --            7,659
Issuances of stock                                            --           --               --               47
Stock repurchases                                             --           --               --          (11,006)
Exercise of stock options                                     --           --               --            1,372
Cancellation of shares                                        --           --               --              (76)
Increase in shareholders' loans and other receivables         --           --             (445)            (445)
                                                         -------     --------          -------         --------
Balance, December 31, 2000                                36,279      (11,538)          (2,097)          66,926
Net income                                                 7,382           --               --            7,382
Issuances of stock                                            --           --               --               24
Stock repurchases                                             --           --               --
Exercise of stock options                                     --           --               --            1,109
Cancellation of shares                                        --           --               --              (82)
Collection of note receivable from Liberty Waste              --       11,538               --           11,538
Decrease in shareholders' loans and other receivables         --           --              531              531
                                                         -------     --------          -------         --------
Balance, December 31, 2001                               $43,661           --          $(1,566)        $ 87,428
                                                         =======     ========          =======         ========

                 See Notes to Consolidated Financial Statements.

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 2000 and 2001
                                 (In Thousands)

                                                                           1999          2000           2001
                                                                         ---------   --------------   --------
OPERATING ACTIVITIES:
  Net income                                                             $  12,024     $   7,659      $  7,382
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                             22,298        26,402        28,924
  Gain on sale of property and equipment                                      (298)         (251)         (225)
  Loss on sale of business units                                                           1,049           359
  Provision for deferred income taxes                                        1,451         4,496         1,061
  Changes in operating assets and liabilities, net of effects from acquisition and disposition of related businesses:
      Current operating assets and liabilities (excluding cash
         and cash equivalents)                                              (6,171)       (4,147)        2,888
      Other noncurrent assets                                                 (853)         (642)       (1,245)
      Closure/postclosure liabilities                                          731         1,135         1,037
                                                                         ---------     ---------      --------
              Net cash provided by operating activities                     29,182        35,701        40,181
                                                                         ---------     ---------      --------
INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                 721         1,836           712
  Proceeds from disposal of business units                                      --         9,897           426
  Purchases of property and equipment                                      (34,935)      (42,258)      (25,012)
  Acquisitions of related business, net of cash acquired                   (34,934)      (43,963)       (6,995)
                                                                         ---------     ---------      --------

              Net cash used in investing activities                        (69,148)      (74,488)      (30,869)
                                                                         ---------     ---------      --------

FINANCING ACTIVITIES:
  Proceeds from issuance of long term debt                                 186,809       172,541        57,750
  Principal payments of long-term debt                                    (135,143)     (118,340)      (84,802)
  Debt issuance costs                                                       (1,323)           --            --
  Principal payments of capital lease obligations                             (906)       (1,157)         (894)
  (Increase) decrease in advances under shareholder loans and
      other receivables                                                     (1,325)         (445)          531
  Net proceeds from common stock issuance                                    3,250            47           (58)
  Net proceeds from exercised options                                           34         1,372         1,109
  Repurchase of common stock                                                    --       (11,006)           --
  (Issuance) repayment of Liberty Waste note                               (11,538)           --        11,538
  Other                                                                         (2)           --            --
                                                                         ---------     ---------      --------
              Net cash provided by (used in) financing activities           39,856        43,012       (14,826)
                                                                         ---------     ---------      --------
INCREASE (DECREASE)                                                           (110)        4,225        (5,514)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 3,286         3,176         7,401
                                                                         ---------     ---------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $   3,176     $   7,401      $  1,887
                                                                         =========     =========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid for interest                                                   $   8,530     $  12,483      $ 15,342
                                                                         =========     =========      ========
Cash paid for taxes                                                      $   4,301     $   2,954      $  3,281
                                                                         =========     =========      ========

Supplemental Schedule of Noncash Transactions--

     During 1999, the Company issued 281,250 shares of common stock with a fair value of approximately $4.5 million as partial consideration for certain business acquisitions.

     During 2000, the Company forgave accounts receivable from an affiliated party totaling approximately $76,000, in exchange for the return and cancellation of the Company's common stock.

     During 2001, the Company cancelled 5,136 shares of common stock with a fair value of $82,176 as settlement of certain business acquisitions.

                 See Notes to Consolidated Financial Statements.

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 2000 and 2001

1.   Basis of Presentation and Accounting Policies

     Business Operations--Waste Holdings, Inc. (the "Company") is a regional solid waste services company providing solid waste collection, transfer, recycling, processing and disposal services to customers in North Carolina, South Carolina, Alabama, Georgia, Mississippi, Tennessee, Virginia and Florida.

     Basis of Presentation--The Company's consolidated financial statements include its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

     Significant Accounting Policies--The significant accounting policies are summarized below:

          a. Use of Estimates-- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

          a. Cash and Cash Equivalents--For the purposes of presentation in the financial statements, cash equivalents include highly liquid investments with original maturities of three months or less.

          c. Inventories--Inventories consist of (i) trucks and containers held for sale and (ii) operating materials and supplies held for use and are stated at the lower of cost or market (less costs to sell) using the specific-identification method.

          d. Property and Equipment--Property and equipment are stated at cost. Depreciation and amortization expense are calculated on the straight-line method. Estimated useful lives are as follows:

     Machinery and equipment                 5 to 12 years
     Furniture, fixtures and vehicles        5 to 10 years
     Building                                30 years

               Landfill permitting, acquisition and preparation costs are amortized using a units-of-production method as permitted airspace of the landfill is consumed. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. Interest capitalized for the years ended December 31, 1999, 2000 and 2001 was $-0-, $85,000 and $541,000, respectively. In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfill's permitted and probable to be permitted capacity. Units-of-production amortization rates are determined annually. The rates are determined by management based on estimates provided by the Company's internal and third party engineers, and consider the information provided by surveys which are performed at least annually.

               Management routinely reviews its investment in operating landfills to determine whether the costs of these investments are realizable. Judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of the Company's landfills.

          e. Intangible Assets--Intangible assets primarily consist of goodwill, customer lists and noncompete and consulting agreements acquired in business combinations. Intangible assets are net of accumulated amortization and consist of the following (in thousands):

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES

                                                               2000      2001
                                                             -------   -------
Goodwill                                                     $67,515   $65,729
Customer lists                                                    13        13
Noncompete agreements                                            390       230
                                                             -------   -------
Intangible assets                                            $67,918   $65,972
                                                             =======   =======

          Customer lists are amortized using the straight-line method over 5 to 10 years. Noncompete agreements are amortized using the straight-line method over the lives of the agreements. Goodwill is amortized using the straight-line method, generally over 15 to 40 years (weighted-average life:
     2000 - 32.5 years; 2001 - 33.1 years). Such estimated useful lives assigned to goodwill are based on the period over which management believes that such goodwill can be recovered through undiscounted future operating cash flows of the acquired operations. Accumulated amortization was approximately $8,619,000 and $11,745,000 at December 31, 2000 and 2001
     respectively.

          Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill or other intangible assets, the Company will evaluate the remaining useful life and balance of goodwill and make appropriate adjustments. See also Note 1.g. and 1.o.

          f. Other Noncurrent Assets--Included in other noncurrent assets are debt issue costs relating to borrowings (see Note 4). Debt issue costs are amortized to interest expense using the effective interest method over the life of the related debt.

          g. Long-lived Assets--In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting For The Impairment of Long-lived Assets And For Long-lived Assets To Be Disposed Of, long-lived assets are reviewed for impairment on a market-by-market basis whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the projected future net cash flows on an undiscounted basis attributable to each market would be compared to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that market. If an impairment is indicated, the amount of the impairment is measured based on the fair value of the asset. The Company also evaluates the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives.

          h. Disposal Site Closure and Long-term Care-- Landfill closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned by the Company. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills by the Company accounting personnel and consultants are performed at least annually. The impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis.

          i. Self -Insurance Reserves-- The Company assumes the risks for medical and dental insurance exposures up to certain loss thresholds set forth in separate insurance contracts. The Company has established self insurance reserves for these risks, which are estimated based on evaluations performed by independent third parties.

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES

          j. Earnings Per Share and Pro Forma Information--Basic earnings per share computations are based on the weighted-average common stock outstanding. Diluted earnings per share include the dilutive effect of stock options using the treasury stock method. For the years ended December 31, 1999, 2000 and 2001, 250,061, 350,029 and 347,949 stock options, respectively, were excluded from the computations of diluted earnings per share because the impact of their inclusion would be anti-dilutive.

          k. Stock Option Plan--The Company accounts for employee stock compensation in accordance with APB No. 25, Accounting For Stock Issued To Employees. Under APB No. 25, the total compensation expense is equal to the difference between the award's exercise price and the intrinsic value at the measurement date, which is the first date that both the exercise price and number of shares to be issued is known.

     SFAS No. 123, Accounting For Stock-based Compensation, requires disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are, however, permitted to continue to apply APB No. 25. The Company applies APB No. 25 to its stock-based compensation awards to employees and discloses the required information by SFAS No. 123 (see Note 11).

          l. Revenue Recognition and Deferred Revenue--The Company recognizes collection, transfer, recycle and disposal revenues as the services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. Revenues from the sale of recycled materials and finished products are recognized upon shipment.

          m. Segment Information--The Company identifies its operating segments based on geographical location. The Company considers each of its five divisions that report stand-alone financial information and have division managers that report to the Company's chief operating decision maker to be an operating segment; however, all operating segments have been aggregated together and are reported as a single segment consisting of the collection, transfer, recycling and disposal of non-hazardous solid waste primarily in the Southeastern United States.

          n. Income Taxes-- In accordance with the provisions of SFAS No. 109, Accounting For Income Taxes, deferred income taxes (benefits) are provided on temporary differences between financial statement carrying values and the tax basis of assets and liabilities.

          o. New Accounting Standards--Effective January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Standards "(SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

          In June of 2001, the FASB approved SFAS No. 141, Business Combinations, which establishes accounting and reporting standards for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 eliminates the pooling-of-interest method of accounting and requires all acquisitions consummated subsequent to June 30, 2001, to be accounted for under the purchase method. The adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial statements.

          In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach. At adoption, any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principal. Subsequently, any impairment losses will be recognized as a component of income from operations. As of December 31, 2001, the Company had net goodwill of $65.7 million and incurred $2.5 million in goodwill amortization in the statement of operations during fiscal 2001. The adoption of SFAS No. 142 will result in the discontinuation of goodwill amortization. The Company will be required to test goodwill using an impairment method under the new standard at adoption and at least annually thereafter, which could have an adverse effect on our future results of operations if an impairment occurs. SFAS No. 142 is required to be adopted on January 1, 2002.

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES

          In August 2001, FASB issued SFAS No. 143, Accounting For Asset Retirement Obligations. This statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, its is either settled for its recorded amount or a gain or loss upon settlement is recorded. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effect, if any, SFAS No. 143 will have on the Company's results of operations or financial position.

          In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. This Statement retains many of requirements of SFAS No. 121, but establishes approaches to deal with fair value issues for long-lived assets.

     The statement also retains the basic provisions of APB Opinion No. 30, but broadens that presentation to include a component of an entity rather than a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the effect , if any, SFAS No. 144 will have on the Company's results of operations or financial position.

          p. Presentation--Certain 1999 and 2000 financial statement amounts have been reclassified to conform with the 2001 presentation.

2.   Acquisitions and Disposition

     Purchase Transactions--During 2000 and 2001 the Company acquired eight and three waste collection and disposal services businesses, respectively, to expand its operations. The assets acquired and liabilities assumed were accounted for by the purchase method of accounting and included the following (in thousands):

                                                             2000       2001
                                                            -------    ------
Tangible Net Assets Acquired:
  Accounts receivable                                       $ 2,178    $   --
  Prepaid expenses and other current assets                      --        --
  Property and equipment                                      7,318     1,596
  Landfill assets                                            33,384     5,632
  Accounts payable and accrued expenses                      (4,048)     (289)
  Deferred revenue                                               --        --
  Notes payable                                                  --        --
  Capital lease obligations                                      --        --
                                                            -------    ------
    Total net tangible assets acquired                       38,832     6,939

Intangible Assets:
  Noncompete agreements                                           7        --
  Customer lists, contracts and goodwill                      5,124        56
                                                            -------    ------
Total acquisition costs                                     $43,963    $6,995
                                                            =======    ======

     On May 30, 2000, through an asset swap, the Company acquired the Sampson County Landfill, a municipal solid waste landfill in Roseboro, North Carolina, and a collection operation as a tuck-in to our existing Fayetteville, North Carolina operation, from Allied

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES

     Waste Industries for $27.4 million in cash. Simultaneously, the Company sold its collection operations in Ooltewah, Tennessee and Dalton, Georgia to Allied Waste Industries for $9.9 million in cash for a loss of approximately $1 million.

     On March 1, 2001, the Company acquired commercial routes in Memphis and Nashville, Tennessee; Norfolk, Virginia; Augusta, Georgia; and Pensacola, Florida for $5.0 million in cash from Allied Waste Industries, Inc. The Memphis and Norfolk operations are tuck-ins to existing operations. Subsequently, the Augusta and Pensacola routes were sold for approximately $800,000 in cash.

     On May 15, 2001, the Company disposed of a business unit for $426,000 in cash and notes to Capital Cartage, Inc.

     On September 27, 2001, the Company acquired residential and commercial routes from Andrews Garbage Service as a tuck-in to existing operations in Crossville, Tennessee for approximately $216,000 in cash.

     On November 1, 2001, the Company acquired real estate and the permit to construct and develop a construction and demolition landfill in Holly Springs, NC from Holly Springs Landfill, LLC for $5.6 million in cash.

     The following unaudited pro forma results of operations assume the transactions described above occurred as of January 1, 2000 and 2001 after giving effect to certain adjustments, including the amortization of the excess of cost over the underlying assets (in thousands except per share data):

                                                 2000                 2001
                                           -----------------    ----------------
                                           (In Thousands, Except Per Share Data)

Total revenues                                 $253,697             $249,943
Operating income                                 28,246               24,479
Net income                                        8,426                7,442
Earnings per common share:
Basic                                          $   0.62             $   0.56
Diluted                                        $   0.61             $   0.56

     The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future operating results.

     In 1999, the Company incurred merger and integration costs of approximately $327,000. In fiscal years 2000 and 2001, the Company incurred costs of approximately $567,000 and $570,000, respectively, related to a corporate reorganization. The corporate reorganization enabled the Company to (1) simplify its organizational structure, (2) segregate for operational and liability purposes the distinct business activities of the Company and its subsidiaries,
(3) allow greater autonomy to companies currently owned or to be acquired in the future, and (4) make it easier to implement future secured credit facilities at reduced costs of implementation.

     Additionally, the Company incurred non-recurring start-up costs related to deployment of service equipment and personnel associated with a new contract of approximately $105,000 in fiscal 1999 and $5,000 in fiscal 2000.

3.   Property and Equipment

     Property and equipment consisted of the following at December 31, 2000 and 2001(in thousands):

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES

                                                            2000          2001
                                                          --------      --------
Land, land improvements and buildings                     $ 34,502      $ 32,452
Landfills and associated land                               60,037        77,210
Machinery and equipment                                    196,204       206,242
Furniture, fixtures and vehicles                             5,215         5,297
In-process equipment                                           237             2
                                                          --------      --------
              Total property and equipment                 296,195       321,203
Less accumulated depreciation                              102,900       123,929
                                                          --------      --------
Property and equipment, net                               $193,295      $197,274
                                                          ========      ========

     In-process equipment includes equipment not placed in service at year end.

     Landfill costs include land held for development, representing various landfill properties with an aggregate cost of approximately $0.6 million and $5.0 million at December 31, 2000 and 2001, respectively, which is not being amortized.

4.   Long-term Debt

     Long-term debt consists of the following at December 31, 2000 and 2001 (in thousands):

                                                                      2000       2001
                                                                    --------   --------
Bank Credit Facilities:
       Prudential                                                   $ 71,429   $ 67,857
       Fleet                                                         125,000     70,000
Bonds                                                                     --     30,855
Other installment notes payable, interest ranging from 1% to 7%          782      1,460
Present value of noncompete agreement liabilities with the former shareholders of related businesses acquired due in various
       monthly installments through 2002                                 179        166
                                                                    --------   --------
Total notes payable                                                  197,390    170,338
Less current portion                                                   4,008      7,498
                                                                    --------   --------
Long-term portion                                                   $193,382   $162,840
                                                                    ========   ========

     On November 9, 1999, the Company entered into a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, formerly known as Bank Boston, N.A. ("Fleet") acts as agent. This credit facility provides up to $200 million through November 2004. Virtually all of the assets of the Company and its subsidiaries, including the Company's interest in the equity securities of its subsidiaries, secure the Company's obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudenital Insurance Company of America ("Prudential") shares in the collateral pledged under the Fleet credit facility. In addition, the Company's subsidiaries have guaranteed the Company's obligations under the Prudential term loan facilities. The Fleet credit facility bears interest at a rate per annum equal to, at the Company's option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company's funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0% to 0.5% for

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES
base rate borrowings and 1.5% to 2.5% for Eurodollar rate borrowings. The Fleet facility requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders' approval of acquisitions in some circumstances. As of December 31, 2001, $70.0 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 5.88%.

     As of January 1, 2000, the Company had fully drawn three of the Prudential $25 million term facilities, leaving the Company with an uncommitted shelf facility of $25 million. In 2000 we began principal repayments on the first $25 million term facility. The Prudential credit facilities require the Company to maintain certain financial ratios, such as debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth and net income. Interest on the three Prudential term facilities is paid quarterly, based on a fixed rate of 7.28%, 6.96% and 6.84%, respectively. Of the Company's committed Prudential facilities, $17.9 million mature in April 2006, $25 million mature in June 2008, and $25 million mature in February 2009, subject to renewal.

     On April 5, 2001, the Company closed on a variable rate development bond with Sampson County ("Sampson facility"). This bond provides up to $33.7 million of income tax exempt funding. As of December 31, 2001, an aggregate of approximately $30.9 million was outstanding under the Sampson facility. The bonds are backed by a letter of credit issued by Wachovia Bank & Trust as a participating lender under our Fleet syndication. The average interest rate on outstanding borrowings was approximately 3.9% at December 31, 2001.

     As of December 31, 2001, the Company has drawn approximately $30.9 million from the Sampson facility in order to repay funds borrowed from the Fleet syndication used to finance the original Sampson County Landfill acquisition.

     Annual aggregate principal maturities at December 31, 2001 are as follows (in thousands):

2002                      $  7,498
2003                        10,755
2004                        80,742
2005                        10,742
2006                        10,742
Thereafter                  49,859
                          --------

Total                     $170,338
                          ========

     At December 31, 2001, the Company was in violation of the interest coverage covenant contained in the Fleet facility. The Company received a waiver for this violation from Prudential and Fleet for the year ended December 31, 2001. The Company has executed an amendment to the Fleet facility that lowered the interest coverage ratio requirements, reduced permitted capital expenditures and raised the Senior Funded Debt to EBITDA ratio requirements.

     Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was $205.2 million and $161.5 million at December 31, 2000 and 2001, respectively.

5.   Leases

     The Company leases certain property and equipment under both capital and operating leases. Gross property and equipment recorded under capital leases and the related accumulated amortization were approximately $4.1 million and $1.2 million, respectively, at December 31, 2001.

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES

     Future minimum lease payments as of December 31, 2001 for capital and operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

                                              Capital     Operating
                                               Leases       Leases       Total
                                              -------     ---------     -------
2002                                             959         1,497        2,456
2003                                             357         1,304        1,661
2004                                              63         1,155        1,218
2005                                              --         1,033        1,033
2006                                              --           988          988
Thereafter                                        --         4,363        4,363
                                              ------       -------      -------

Total minimum lease payments                  $1,379       $10,340      $11,719
                                              ======       =======      =======
Less amount representating interest
     (ranging from 5.25% to 6.96%)                51
                                              ------
                                               1,328
Less current portion                             931
                                              ------
Long term lease obligation                    $  397
                                              ======

     The total rental expense for all operating leases for the years ended December 31, 1999, 2000 and 2001 is as follows (in thousands):

                                             1999           2000           2001
                                            ------         ------         ------
Buildings and sites                         $1,474         $1,962         $1,901
Trucks and equipment                         1,310            910            687
                                            ------         ------         ------
Total                                       $2,784         $2,872         $2,588
                                            ======         ======         ======

     Direct rental expense is included in cost of operations in the statements of operations and indirect rental expense is included in selling, general and administrative in the statements of operations.

6.   Shareholders' Equity

     During 1999, the Company loaned Liberty Waste Services, LLC ("Liberty Waste") $11,538,000 under a senior subordinated note purchase agreement due December 31, 2001. Interest is payable annually at the rate of 11% per annum. The Company also received an option to purchase ("Option") any subsidiary of Liberty Waste that operates a landfill or a waste disposal business within a 75 miles radius of a landfill owned by one of the Liberty Waste subsidiaries or any other waste disposal business wherever located if the Company's funds loaned under the note purchase agreement are used, directly or indirectly, to purchase, develop or operate such business (a "Business Unit"). The Option became exercisable for an 18-month period beginning July 1, 2000. The exercise price for each Business Unit will equal 75% of the Company's market capitalization multiple times the Business Unit's annualized EBITDA, less the Business Unit's funded debt assumed by the Company, as defined in the note purchase agreement.

     During 2001, Liberty Waste repaid the note in full, including all accrued and unpaid interest and all options expired unexercised.

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES

     During 1999, the Company sold 183,000 shares of the Company's common stock with a fair value of approximately $3.3 million to Liberty Waste.

     The classification of the note purchase agreement from Liberty Waste, at December 31, 2000, is based on SEC Staff Accounting Bulletin Topic 4E, Receivables from Sale of Stock, EITF Issue No. 85-1, Classifying Notes Received for Capital Stock, and Footnote 2 to APB Opinion 25, Accounting for Stock Issued to Employees. These pronouncements address the presentation of shareholder receivables arising from capital stock transactions and situations involving stock issued for nonrecourse receivables. Based on (i) Liberty Waste's equity ownership in the Company and (ii) the nature and terms of the note purchase agreement, the Company believes these pronouncements are applicable in evaluating the substance and, consequently, appropriate classification, of the note from Liberty Waste. Accordingly, the Company has classified the note purchase agreement as a deduction in shareholders' equity.

     During 1999, the Company issued 281,250 shares of Company common stock with a fair value of approximately $4.5 million as partial consideration for certain business acquisitions.

     During 2000 and 2001, the Company issued 4,434 shares and 3,722 shares, respectively, of Company common stock with a fair value of approximately $47,000 and $24,000, respectively, as partial compensation paid to Directors.

     During 2000 and 2001, stock options totaling 273,043 and 216,304, respectively, were exercised. The net proceeds approximated $1.4 million and $1.1 million, respectively.

     On September 18, 2000, the Company completed its stock repurchase program with the purchase of 1,000,500 shares of its common stock at a cost of $11.0 million. Cash for the stock repurchase program was funded by the Company's existing revolving credit facilities.

7.   Related Party Transactions

     Shareholder loans, included in shareholders' equity of the accompanying consolidated balance sheets, are notes receivable (including unpaid interest thereon) from shareholders of $1,864,585 and $1,525,958 at December 31, 2000, and 2001, respectively. The notes bear interest at an annual rate of 7% and are payable on demand. The loans are full recourse obligations and are collateralized and backed by the holders good faith and credit to repay. Shareholders' receivables, included in the shareholders' equity of the accompanying consolidated balance sheets, are from a related company owned by certain shareholders and officers of the Company. These receivables of $232,700 and $39,674 at December 31, 2000 and 2001, respectively, are interest-free and are payable on demand. The Company has other shareholder transactions as indicated in Note 6.

     One executive officer is a 50% partner in a partnership that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space. The lease was entered into in June of 1999 with a term of 10 years. Rental expense related to this lease was $97,850, $468,221 and $477,566 in 1999, 2000 and 2001, respectively, and is included in selling, general and administrative expenses in the accompanying statements of operations. The lease is on terms comparable to those with third parties.

     The Company has other related party transactions pertaining to the leasing of office space and equipment from officers of the Company and from other partnerships and corporations controlled by these officers, the sale and leasing of equipment and vehicles to affiliated companies, and the providing of management and accounting services and technical advice to other companies affiliated by common shareholder interests (other affiliated companies). These other transactions are on terms comparable to those with third parties, and are immaterial individually and in the aggregate to the Company's financial condition and results of operations.

8.   Benefit Plans

     401(K) Profit Sharing And Retirement Plan--The Company has a 401(k) Savings and Retirement Plan and Trust ("401(k)" or the "Plan") for the benefit of its full-time employees who have more than one year of service and are over 21 years of age. The plan also benefits employees of certain related parties through separate funding arrangements. Employees make contributions to this retirement plan under a 401(k) pre-tax contribution plan and by the Company through 401(k) matching contributions. The Company's matching contributions to the 401(k) plan were $667,799, $735,355 and $737,820 for the years ended December 31, 1999, 2000 and 2001, respectively. Contributions by the Company are included in operating costs and expenses in the accompanying statements of operations.

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES

     Self-insured Medical and Dental Plan--The Company has a self-insured plan for employee medical and dental benefits. The plan covers all full-time employees of the Company beginning on the 91st day of employment. The Company pays a portion of the premiums for its employees and dependents and withholds from employee's wages additional amounts for the premium balance. As claims are processed by the plan's third-party administrator ("TPA"), the TPA requests funds from the Company. The Company maintains stop loss coverage for the plan. The Company's administrative expense relating to the plan for 1999, 2000 and 2001 were $239,580, $291,565 and $240,519, respectively.

9.   Commitments and Contingencies

     Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are adequately covered by insurance, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's financial position or results of operations. Landfill closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned by the Company. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills by the Company accounting personnel and consultants are performed at least annually. The impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis.

     While the precise amounts of these future obligations cannot be determined, at December 31, 2001, the Company estimates the total landfill closure and post-closure costs to range from $44.1 million to $48.5 million. The Company provides accruals for these estimated costs as the remaining permitted airspace of landfills is consumed. These costs are expressed in current dollars and are not discounted to reflect anticipated timing of future expenditures. At December 31, 2000 and 2001, the Company had accrued approximately $2.7 million and $3.8 million for such costs. Significant revisions in estimated lives of the Company's landfills or significant increases in our estimates of landfill closure and post closure costs could have a material adverse impact on our financial condition and results of operations.

10.  Letters of Credit

     At December 31, 2000 and 2001, the Company had entered into irrevocable letters of credit including performance bonds totaling approximately $24.3 million and $25.4 million, respectively. According to the terms of the $200 million Fleet facility, the availability of funds on that facility are reduced by the lesser of outstanding letters of credit or $45 million (See Note 4). At December 31, 2000 and 2001, no amounts have been drawn under the outstanding letters of credit.

11.  Stock Option Plan

     The Company's has a Stock Plan (the "Plan") whereby a total of 1,800,000 shares of common stock reserved for issuance under the Stock Plan. The Stock Plan provides for grants of "incentive stock options," within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to employees (including officers and employee directors), and the Plan provides for grants of nonstatutory options to employees and consultants. The Plan also allows for the grant of purchase rights. The Plan is administered by the Compensation Committee of the Board of Directors. The Plan will terminate in April 2007, unless sooner terminated by the Board of Directors. A summary of the status of the Plan as of December 31, 1999, 2000 and 2001 and changes during the years ending on those dates is as follows:

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES

                                  OPTION PLANS

                                                               Shares     Price
                                                              --------    ------
Balance, December 31 1999                                      764,625    $ 9.55
Granted                                                        108,142     10.75
Forfeitures                                                    (13,657)     9.05
Exercised                                                     (273,043)     5.13
                                                              --------    ------
Balance, December 31, 2000                                     586,067     11.88
Granted                                                        217,178      6.36
Forfeitures                                                   (101,104)    10.25
Exercised                                                     (216,304)     5.13
                                                              --------    ------
Balance, December 31, 2001                                     485,837    $12.76
                                                               =======    ======

     The following table summarizes information about the Company's Plans at December 31, 2001:

                                       Weighted    Weighted           Exercisable
                                       --------    --------   ---------------------------
                          Number of     Average     Average                   Weighted
                          ---------     -------     -------                   --------
      Range of             Shares      Remaining   Exercise   Number of       Average
      --------             ------      ---------   --------   ---------       -------
      Exercise Prices    Outstanding     Life        Price      Shares    Exercise Prices
      ---------------    -----------     ----        -----      ------    ---------------
$6.10 - $6.94              177,704       4.21       $ 6.43      12,000        $ 6.20
$8.25                        7,662       4.42       $ 8.25          --        $   --
$11.00 - $12.10             79,426       3.25       $11.12      34,754        $11.25
$15.25 - $16.78             59,487       2.25       $16.58      37,179        $16.58
$17.88                      50,000       2.42       $17.88      31,250        $17.88
$19.69 - $20.81            111,558       1.36       $20.18      97,610        $20.18

     The Company applies ABP No. 25 and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, the Company's net income, net income and earnings per share for the years ended December 31, 1999, 2000 and 2001 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES

                                                       1999      2000      2001
                                                     -------    ------    ------
Net Income:
  As reported                                        $12,024    $7,659    $7,382
  Proforma -- for SFAS No. 123                        11,176     7,139     6,904

Earnings Per Share:
  Basic:
   As reported                                       $  0.88    $ 0.56    $ 0.56
   Pro forma -- for SFAS No. 123                     $  0.82    $ 0.52    $ 0.52
  Diluted
   As reported                                       $  0.86    $ 0.56    $ 0.55
   Pro forma -- for SFAS No. 123                     $  0.80    $ 0.52    $ 0.52

     As permitted under SFAS No. 123, the fair value of options granted under the Company's plan during 1999, 2000 and 2001 was estimated on the Black-Scholes option-pricing model using the following assumptions:

                                                             1999     2000     2001
                                                            ------   ------   ------
Weighted-average grant-date fair value of options granted   $12.64   $ 8.07   $ 6.31
Weighted- average expected lives (years)                      7.28     4.25     5.00
Risk-free interest rate                                       5.24%    6.50%    4.64%
Volatility                                                   51.00%   47.00%   50.58%

12.  Income Taxes

     The balance of deferred income tax assets and liabilities at December 31, 2000 and 2001 are as follows (in thousands):

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES

                                                                  2000       2001
                                                                -------    -------
Current deferred income tax assets relate to:
     Allowance for bad debts                                    $   757    $ 1,303
     Accrued vacation                                               282        203
     Accruals to related parties                                      2         22
     Accrued health benefits                                         88        697
     Other accruals not currently deductible                         54        112
                                                                -------    -------
Net current deferred tax assets                                 $ 1,183    $ 2,337
                                                                =======    =======
Noncurrent deferred income tax assets(liabilities) relate to:
     Basis and depreciation differences                         $15,538    $17,638
     Other                                                         (663)      (570)
                                                                -------    -------
Net noncurrent deferred tax liabilities                         $14,875    $17,068
                                                                =======    =======

     The components of income tax expense for the years ended December 31, 1999, 2000 and 2001 are as follows (in thousands):

                                                         1999     2000     2001
                                                        ------   ------   ------
Current income taxes:
Federal                                                 $4,716   $  522   $2,769
State                                                      933       95      414
                                                        ------   ------   ------
Total current income taxes                               5,649      617    3,183
Deferred income taxes                                    1,451    4,496    1,061
                                                        ------   ------   ------
Total                                                   $7,100   $5,113   $4,244
                                                        ======   ======   ======

     The following is a reconciliation of income taxes at the Federal statutory rate (34%) to actual taxes provided for each of the three years in the period ended December 31, 2001 (in thousands):

                                                        1999     2000     2001
                                                       ------   ------   ------
Federal tax at the staturtory rate                     $6,502   $4,342   $3,953
State income taxes, net of federal tax benefit            791      542      389
Other                                                    (193)     229      (98)
                                                       ------   ------   ------
Total                                                  $7,100   $5,113   $4,244
                                                       ======   ======   ======

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES

13.  Quarterly Financial Information (Unaudited)

                                                         FIRST     SECOND    THIRD     FOURTH
                                                        QUARTER   QUARTER   QUARTER   QUARTER
                                                        -------   -------   -------   -------
                                                       (In thousands, except per share data)
Total revenues                                   2000   $57,283   $62,247   $62,766   $60,138
                                                 2001    60,047    64,522    62,786    61,940
Gross profit                                     2000    21,552    23,809    23,355    23,369
                                                 2001    23,012    23,706    22,608    22,339
Net income                                       2000     2,350     1,915     1,730     1,664
                                                 2001     1,192     2,096     2,023     2,071
Earnings per share:
Basic                                            2000   $  0.17   $  0.14   $  0.13   $  0.12
                                                 2001      0.09      0.16      0.16      0.15
Diluted                                          2000      0.16      0.14      0.13      0.13
                                                 2001   $  0.09   $  0.16   $  0.15   $  0.15
Weighted average number of shares outstanding:
Basic                                            2000    13,854    13,850    13,633    13,113
                                                 2001    13,141    13,333    13,332    13,333
Diluted                                          2000    14,132    14,098    13,815    13,169
                                                 2001    13,172    13,346    13,355    13,334

                               * * * * * * * * * *

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Waste Holdings, Inc. and Subsidiaries
Raleigh, North Carolina

          We have audited the consolidated financial statements of Waste Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 2001, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 29, 2002; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Waste Holdings, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


\s\ DELOITTE & TOUCHE LLP
RALEIGH, NORTH CAROLINA
MARCH 29, 2002

                      WASTE HOLDINGS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)

                                           Balance    Charges to   Write-offs/     Balance
                                         12/31/1998     Expense      Payments     12/31/1999
                                         ----------   ----------   ------------   ----------
Allowance for doubtful accounts             $700        $1,242       $(1,021)       $  921
Accrued closure and post-closure costs       262         1,328            --         1,590

                                           Balance    Charges to    Write-offs/   Balance
                                         12/31/1999     Expense      Payments     12/31/2000
                                         ----------   ----------   ------------   ----------
Allowance for doubtful accounts            $  921       $1,958        $(922)        $1,957
Accrued closure and post-closure costs      1,590        1,173          (38)         2,725

                                           Balance    Charges to    Write-offs/     Balance
                                         12/31/2000     Expense       Payments    12/31/2001
                                         ----------   ----------   ------------   ----------
Allowance for doubtful accounts            $1,957       $2,017       $(1,878)       $2,096
Accrued closure and post-closure costs      2,725        1,037            --         3,762