Form 10-Q
period 2002-03-31
WASTE HOLDINGS INC
filed 2002-05-15
CIK 1125845

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

Commission File Number 000-31050

Waste Holdings, Inc.
(exact name of Registrant as specified in its charter)

North Carolina	56-0954929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3301 Benson Drive, Suite 601
Raleigh, North Carolina
(Address of principal executive offices)

27609
(Zip Code)

(919) 325-3000
(Registrant’s telephone number, including area code)

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

YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	13,334,702 shares
(Class)	(Outstanding at May 13, 2002)

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

WASTE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	December 31,	March 31,
	2001	2002
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,887	$4,946
Accounts receivable—trade, less allowance for uncollectible accounts (2001—$2,096; 2002—$2,256)	26,307	25,961
Accounts receivable—other	—	—
Accounts receivable-income tax, net	—	—
Inventories	1,541	1,500
Prepaid insurance	473	1,652
Prepaid expenses and other current assets	4,148	5,542
Deferred income taxes	2,337	2,285

Total current assets	36,693	41,886

Property and equipment, net	197,274	194,427
Intangible assets, net	65,972	65,942
Other noncurrent assets	2,682	3,083

Total assets	$302,621	$305,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,498	$7,399
Current maturities of capital lease obligations	931	1,108
Accounts payable—trade	10,512	7,859
Acquisition related obligations	3,273	3,380
Accrued interest payable	1,457	2,212
Accrued wages and benefits payable	3,647	4,156
Income taxes payable, net	84	339
Accrued expenses and other liabilities	1,924	3,483
Deferred revenue	1,800	2,218

Total current liabilities	31,126	32,154

Long-term debt, net of current maturities	162,840	161,834
Long-term capital lease obligations net of current maturities	397	1
Noncurrent deferred income taxes	17,068	17,207
Closure/postclosure liabilities	3,762	4,074
Commitments and contingencies (Note 5)	—	—
Shareholders’ equity: (Note 3)
Common stock, no par value, shares authorized—80,000,000 shares issued and outstanding: 2001—13,334,061; 2002—13,334,282	38,088	38,092
Paid-in capital	7,245	7,245
Retained earnings	43,661	45,982
Accumulated other comprehensive income, net	—	333
Shareholders’ loans and other receivables	(1,566)	(1,584)

Total shareholders’ equity	87,428	90,068

Total liabilities and shareholders’ equity	$302,621	$305,338

See Notes to Unaudited Condensed Consolidated Financial Statements.

PART 1—FINANCIAL INFORMATION

WASTE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three Months Ended March 31,
	2001	2002
Revenues:
Service	$59,682	$59,615
Equipment	365	362

Total revenues	60,047	59,977

Operating costs and expenses:
Operations	36,988	38,076
Equipment	257	235
Selling, general and administrative	9,283	8,492
Depreciation and amortization	7,206	6,741
Organizational costs	570	—

Total operating costs and expenses	54,304	53,544

Operating income:	5,743	6,433

Interest expense (net)	3,955	2,743
Other (income) loss	(75)	34

Total other expense, net	3,880	2,777

Income before income taxes	1,863	3,656
Income tax expense	671	1,335

Net income	$1,192	$2,321

Earnings per share
Basic	$0.09	$0.17
Diluted	$0.09	$0.17
Weighted-average number of shares outstanding
Basic	13,141	13,334
Diluted	13,172	13,339

See Notes to Unaudited Condensed Consolidated Financial Statements.

PART 1—FINANCIAL INFORMATION

WASTE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2001	2002
Operating Activities:
Net income	$1,192	$2,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,206	6,741
Loss/(Gain) on sale of property and equipment	4	(10)
Provision for deferred income taxes	(712)	170
Changes in operating assets and liabilities, net of effects from acquisition and disposition of related businesses	(8,171)	(1,054)

Net cash provided (used in) by operating activities	(481)	8,168

Investing Activities:
Acquisitions of related business, net of cash acquired	(5,001)	—
Proceeds from sale of property and equipment	794	185
Purchases of property and equipment	(8,020)	(3,956)

Net cash used in investing activities	(12,227)	(3,771)

Financing Activities:
Proceeds from issuance of long term debt	7,263	—
Principal payments of long-term debt	(1,238)	(1,105)
Principal payments of capital lease obligations	(248)	(219)
Advances under shareholder loans and receivables, net	(587)	(18)
Net proceeds from common stock issuance	6	4
Net proceeds from exercised options	1,108	—

Net cash provided by (used in) financing activities	6,304	(1,338)

Increase (decrease) in cash and cash equivalents	(6,404)	3,059
Cash and cash equivalents, beginning of period	7,401	1,887

Cash and cash equivalents, end of period	$997	$4,946

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

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Property and equipment are stated at cost. Depreciation expense is calculated on the straight-line method over a period between 5 to 30 years.

Certain 2001 financial statement amounts have been reclassified to conform with the 2002 presentation.

2.    GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). As a result, goodwill, which had been amortized on a straight-line basis over 25 to 40 years, is no longer amortized but reviewed at least annually for impairment. Other intangible assets will continue to be amortized over their useful lives. The Company has determined that it operates in one reporting unit based on the current reporting structure and has assigned goodwill at the enterprise level.

The Company will complete its initial assessment of impairment using the provisions of SFAS No. 142 by the end of the second quarter. The Company does not believe a material impairment will be recognized upon the completion of this initial assessment.

The following proforma information presents a summary of consolidated results of operations as if the Company had adopted the provision of SFAS No. 142 for the three-months ended March 31, 2001 (amounts in thousands, except per share data):

	Three Months Ended March 31,	Three Months Ended March 31,
	2001	2002
Net income	$1,192	$2,321
Goodwill amortization, net (1)	400	—

Proforma net income	1,592	2,321

Proforma earnings per share basic and diluted	$0.09	$0.17
Goodwill amortization, net	0.03	—

Earnings per share—basic and diluted	$0.12	$0.17

(1)	Adjusted for the effect of income taxes at the Company’s effective tax rate

3.    EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method. For the three-month periods ended March 31, 2001 and 2002, stock options of 532,863 and 347,949, respectively, were excluded from the computations of diluted earnings per share because the impact of their inclusion would be anti-dilutive.

4.    SHAREHOLDERS’ EQUITY

The Company issued 236 and 642 shares of Company common stock with a fair value of approximately $2,500 and $4,500 for the three-month periods ended March 31, 2001 and 2002, respectively, that were recorded as director’s fees.

Stock options totaling 216,304 were exercised with net proceeds of approximately $1.1 million during the three-month period ended March 31, 2001. No options were exercised for the same period in 2002.

5.    LONG-TERM DEBT

On April 5, 2001, the Company closed on a variable rate development bond with Sampson County (“Sampson facility”). This bond provides up to $33.7 million of income tax exempt funding. As of March 31, 2002, an aggregate of approximately $30.9 million was outstanding under the Sampson facility. The bonds are backed by a letter of credit issued by Wachovia Bank & Trust as a participating lender under the Company’s Fleet credit facility. The average interest rate on outstanding borrowings was approximately 3.9% and 3.6% at December 31, 2001 and March 31, 2002, respectively. The Company does not intend to draw against the remaining funds of the Sampson facility in the future.

6.    DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME

The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. The Company’s derivative instruments qualify for hedge accounting treatment under SFAS 133. In order to qualify for hedge accounting, certain criteria must be met including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings.

Interest Rate Swap:

The Company entered into an interest rate swap with Fleet National Bank effective January 1, 2002 to modify the interest characteristics of its outstanding long-term debt and has designated the qualifying instrument as a cash flow hedge. Under the agreement, the interest rate swap has a notional value of $50 million with a fixed interest rate of 4.2%. This agreement expires in 2004.

The Company measures effectiveness by the ability of the interest rate swap to offset cash flows associated with changes in the variable LIBOR rate associated with its Fleet credit facility using the hypothetical derivative method. To the extent the instrument is considered to be effective, changes in fair value are recorded, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income. To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). The instrument was 100% effective during the three months ended March 31, 2002.

The fair value of the Company’s interest rate swap is obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. At March 31, 2002, the fair value of the interest rate swap agreement approximates $314,000 and is included in other noncurrent assets.

Fuel Hedge:

The Company’s results of operations are impacted by changes in the price of diesel fuel. Because the market for derivatives in diesel fuel is limited, the Company entered into heating oil option agreements to manage a portion of its exposure to fluctuations in diesel prices. During February 2002, the Company entered into an option agreement for approximately 5.5 million gallons of heating oil. This option agreement settles each month in equal notional amounts through December 2002. The Company paid a fixed price of approximately $188,000 for the option agreement, which is structured as a cap indexed to the price of heating oil.

Under this option agreement, the Company receives payments based on the difference between actual average heating oil prices and predetermined fixed price. This option agreement provides the Company protection from fuel prices rising above a predetermined fixed price. In accordance with SFAS No. 133, to the extent the option agreement is effective in hedging changes in diesel fuel prices, unrealized gains and losses on these option agreements are recorded, net of tax, in stockholders’ equity as a component of accumulated other comprehensive income. To the extent the change in the fuel option agreement does not perfectly offset the change in value of diesel fuel purchases being hedged, SFAS 133 requires the ineffective portion of the hedge to immediately be recognized as selling, general and administrative expenses. The effectiveness of this option agreement as a hedge against future purchases of diesel fuel is periodically evaluated. If the option agreement was to become other than highly effective, the unrealized accumulated gains and or losses would be immediately recognized in income. Realized gains and losses on this option agreement are recognized as a component of fuel expense in the period in which the corresponding fuel is purchased.

The fair value of this option agreement at March 31, 2002 was determined by a third party to be an asset of approximately $295,000 and is included in other prepaid expenses and other current assets. The ineffective portion of the change in fair value was a loss of approximately $34,000 for the three months ended March 31, 2002 and has been included in selling, general and administrative expenses.

The components of comprehensive income, net of related taxes, are as follows (amounts in thousands):

Three Months Ended March 31,
2002
Net income	2,321
Unrealized gains on qualifying cash flow hedges, net of deferred taxes of $192	333

Comprehensive income	$2,654

7.    COMMITMENTS AND CONTINGENCIES

Claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all these matters have been adequately provided for, are adequately covered by insurance, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position or results of operations.

The Company will have material financial obligations relating to disposal site closure and long-term care obligations of landfill facilities. The Company provides accruals for future obligations (generally for a term of 30 to 40 years after final closure of the landfill) based on engineering estimates of consumption of permitted landfill airspace over the useful life of the landfill. The Company’s ultimate financial obligations for actual closing or post-closing costs might exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company’s financial condition and results of operations.

8.    NEW ACCOUNTING STANDARDS

In August 2001, FASB issued SFAS No. 143, Accounting For Asset Retirement Obligations. This statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effect, if any, SFAS No. 143 will have on the Company’s results of operations or financial position.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. This statement retains many requirements of SFAS No. 121, but establishes approaches to deal with fair value issues for long-lived assets.

The statement also retains the basic provisions of APB Opinion No. 30, but broadens that presentation to include a component of an entity rather than a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the effect, if any, SFAS No. 144 will have on the Company’s results of operations or financial position.

9.    SUBSEQUENT EVENT

During April 2002, the Company acquired a residential operation for approximately $2.5 million. The Company funded the acquisition with borrowings under its long-term debt.

ITEM 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the our financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001. Some matters discussed in this Management’s Discussion and Analysis are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated including general economic conditions, the ability to manage growth, the availability and integration of acquisition targets, competition, geographic concentration, weather conditions, government regulation and others set forth in our Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Waste Holdings is a regional, vertically-integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. As of March 31, 2002, we operated 40 collection operations, 26 transfer stations, approximately 100 county convenience drop-off centers, eight recycling facilities and ten landfills in the southeastern United States. We had revenues of $249.3 million and operating income of $24.4 million in the year ended December 31, 2001, and revenues of $60.0 million and operating income of $6.4 million for the three months ended March 31, 2002.

Our presence in growth markets in the southeastern United States, including North Carolina, Georgia and Virginia, has supported our internal growth. In addition, from 1990 through the three months ended March 31, 2002, we acquired 61 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern United States and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our density should improve, which we expect will increase our collection efficiencies and profitability.

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

At March 31, 2002, we operated approximately 100 convenience sites under contract with 14 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At March 31, 2002, we also operated eight recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity pricing risk by spreading the risk among our customers. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At March 31, 2002, we owned, operated or transferred from 26 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At March 31, 2002, we owned and operated ten landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the equipment that we resell.

We capitalize some expenditures related to pending acquisitions or development projects. Indirect acquisition and project development costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred. Our policy is to charge to operating costs any unamortized capitalized expenditures and advances (net of any portion thereof that we estimate to be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that is not expected to be successfully completed. Engineering, legal, permitting, construction and other costs directly associated with the acquisition or development of a landfill, together with associated interest, are capitalized.

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

CRITICAL ACCOUNTING POLICIES

We have established various accounting policies in accordance with accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. Accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of our assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions that could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

Our critical accounting policies have not changed from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2001.

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed statements of operations.

	Three Months Ended March 31,
	2001	2002
Total revenues	100.0%	100.0%
Service	99.4%	99.4%
Equipment	0.6%	0.6%

Total cost of operations	62.0%	63.9%
Selling, general and administrative	15.5%	14.2%
Depreciation and amortization	12.0%	11.2%
Organizational costs	0.9%	0.0%

Operating income	9.6%	10.7%

Interest expense (net)	6.6%	4.6%
Other (income) loss	-0.1%	0.0%

Income before income taxes	3.1%	6.1%
Income taxes	1.1%	2.2%

Net income	2.0%	3.9%

Three-Month Period Ended March 31, 2002 vs. Three-Month Period Ended March 31, 2001

Revenues.    Total revenues remained stable at $60.0 million for the three-month period ended March 31, 2002, compared to the same period in 2001. While commercial revenue and recycling revenue increased $1.2 million and $0.8 million, respectively, industrial revenue and other miscellaneous revenue decreased approximately $0.9 million and $1.0 million, respectively, for the three-month period ended March 31, 2002, compared to the same period in 2001.

Total Cost Of Operations.    Total cost of operations increased $1.1 million, or 2.9%, for the three-month period ended March 31, 2002, compared to the same period in 2001. The increase was attributed to the following: (1) a $0.9 million increase in insurance expense, (2) a $0.7 million increase in fleet maintenance costs, (3) a $0.7 million increase of personnel and related costs and (4) a $0.1 million increase in landfill maintenance costs. These increases were offset by a decrease in landfill and disposal fees of $0.8 million and fuel costs of $0.5 million. Total cost of operations as a percentage of revenues increased to 63.9% from 62.0% for the three-month periods ended March 31, 2002 and 2001, respectively.

SG&A.    SG&A decreased $0.8 million, or 8.5%, for the three-month period ended March 31, 2002, compared with the same period in 2001. The decrease was primarily attributable to a $0.4 million decrease in personnel and related costs, a decrease of $0.2 million in bad debt expense and the remaining decrease was due to an increased management focus and evaluation of expenditures. SG&A as a percentage of revenues decreased to 14.2% from 15.5% for the three-month periods ended March 31, 2002 and 2001, respectively.

Depreciation And Amortization.    Depreciation and amortization decreased $0.5 million, or 6.5%, for the three-month period ended March 31, 2002, compared to the same period in 2001. Depreciation and amortization, as a percentage of revenues, decreased to 11.2% from 12.0% for the three-month periods ended March 31, 2002 and 2001, respectively. The primary component of this decrease was the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS 142, we ceased amortizing goodwill effective January 1, 2002.

Interest Expense.    Interest expense (net of interest income) decreased $1.2 million, or 30.6%, for the three-month period ended March 31, 2002, compared to the same period in 2001. The decrease was primarily due to the lower average interest rate of 5.6% for 2002, compared to 8.6% for 2001 and lower debt levels for the three-month period ended March 31, 2002, compared to $205.3 million for the same period in 2001.

Organization Costs.    We incurred organizational costs of approximately $570,000 during the three months ended March 31, 2001 that were primarily related to our holding company reorganization. The reorganization enabled us to (1) simplify our organizational structure, (2) segregate for operational and liability purposes our distinct business activities and those of our subsidiaries, (3) allow greater autonomy to companies currently owned or to be acquired by us in the future, and (4) make it easier to implement future secured credit facilities at reduced costs of implementation.

Income Tax Expense.    Income tax expense increased $0.7 million for the three-month period ended March 31, 2002, compared to the same period in 2001 due to an increase in income before taxes.

Net Income.    Net income increased $1.1 million, or 94.7%, for the three-month period ended March 31, 2002, compared to the same period in 2001. The increase was primarily related to a decrease in total operating costs, including goodwill amortization, and a decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at March 31, 2002 was $9.7 million compared to $5.6 million at December 31, 2001. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facilities and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2002. Prior to 2000, we had fully drawn upon our three $25 million term facilities with Prudential Insurance Company of America. In 2000, we began principal repayments on the first $25 million term facility. The Prudential facilities require us to maintain financial ratios, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.53%, 7.21% and 7.09%, respectively, and the facilities mature as follows: $17.9 million in April 2006, $25 million in June 2008 and $25 million in February 2009, subject to renewal.

We maintain a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, formerly known as BankBoston, N.A., acts as agent. This credit facility provides up to $200 million through November 2004. Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Fleet credit facility. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The Fleet credit facility bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from .25% to 0.75% for base rate borrowings and 1.75% to 2.75% for Eurodollar rate borrowings. The Fleet facility requires us to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. As of March 31, 2002, an aggregate of approximately $70 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 5.10%.

Net cash provided by operating activities increased $8.6 million to $8.2 million for the three-month period ended March 31, 2002, compared to net cash used in operating activities of $0.5 million for the three-month period ended March 31, 2001. Cash used related to net operating assets for the three-month period ended March 31, 2002 was $1.1 million, compared to $8.2 million for the three-month period ended March 31, 2001. Also, net income increased $1.1 million for the three-month period ended March 31, 2002, compared to the same period in 2001.

Net cash used in investing activities decreased $8.5 million to $3.8 million for the three-month period ended March 31, 2002, compared to $12.2 million for the three-month period ended March 31, 2001. This increase in cash available was caused principally by a decrease in acquisitions of related businesses of $5.0 million, a decrease in proceeds from the sale of a business unit of $0.6 million and a decrease in capital expenditures of $4.1 million.

We currently expect capital expenditures for 2002 to be approximately $20.0 million, compared to $25.0 million in 2001. In 2002, we expect to use approximately $7.2 million for vehicle and equipment additions and replacements, approximately $6.8 million for landfill site and cell development, approximately $4.4 million for support equipment and approximately $1.6 million for facilities, additions and improvements. We expect to fund our planned 2002 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal business, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

Net cash used in financing activities totaled $1.3 million for the three-month period ended March 31, 2002, compared to $6.3 million provided by operations for the three-month period ended March 31, 2001. The decrease was primarily attributable to decreased borrowings (net of repayments) of $7.1 million, a decrease in net proceeds from exercised options of $1.1 million and offset by an increase in shareholder loans and receivables of $0.6 million.

At March 31, 2002, we had approximately $170.3 million of long-term and short-term borrowings outstanding (including capital lease obligations) and approximately $40.2 million in letters of credit. At March 31, 2002, the ratio of our total debt (including capital lease obligations) to total capitalization was 65.4%, compared to 66.3% at December 31, 2001.

Prepaid insurance increased approximately $1.2 million to $1.7 million at March 31, 2002 from $0.5 million at December 31, 2001 due primarily to the prepayment of our annual insurance premium for auto liability and physical damage coverage and workers’ compensation coverage.

Accrued expenses and other liabilities increased approximately $1.6 million to $3.5 million at March 31, 2002 from $1.9 million at December 31, 2001 due primarily to an increase in our accrued interest of $0.8 million and an increase in accrued health insurance of $0.6 million.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We entered into an interest rate swap with Fleet National Bank effective January 1, 2002 to modify the interest characteristics of our outstanding long-term debt and have designated the qualifying instrument as a cash flow hedge. Under the agreement, the interest rate swap has a notional value of $50 million with a fixed interest rate of 4.2%. This agreement expires in 2004.

Our results of operations are impacted by changes in the price of diesel fuel. Because the market for derivatives in diesel fuel is limited, we entered into heating oil option agreements to manage a portion of our exposure to fluctuations in diesel prices. During February 2002, we entered into an option agreement for approximately 5.5 million gallons of heating oil. This option agreement settles each month in equal notional amounts through December 2002. We paid a fixed price of approximately $188,000 for the option agreement, which is structured as a cap indexed to the price of heating oil.

PART II—OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
See exhibit index.

(b)	Reports on 8-K
None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2002
WASTE HOLDINGS, INC.
(Registrant)
By:	/s/ D. STEPHEN GRISSSOM

D. Stephen Grissom
Chief Financial Officer
(Principal Financial Officer)

WASTE HOLDINGS, INC.
EXHIBIT INDEX
First Quarter 2002

Exhibit Number	Exhibit Description
11	Computation of Earnings Per Share