Form 10-Q
period 2002-06-30
WASTE INDUSTRIES USA INC
filed 2002-08-14
CIK 1125845

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2002

                        Commission File Number 000-31050

                           Waste Industries USA, Inc.
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

                              Waste Holdings, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

   Common Stock, No Par Value                          13,335,583 shares
           (Class)                             (Outstanding at August 12, 2002)

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                   WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                  (Unaudited)

                                                                                      December 31,    June 30,
                                                                                          2001          2002
                                                                                      ------------  -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $   1,887      $     636
   Accounts receivable - trade, less allowance for
       uncollectible accounts (2001 - $2,096; 2002 - $2,411)                             26,307         26,932
   Inventories                                                                            1,541          1,487
   Prepaid insurance                                                                        473          1,862
   Prepaid expenses and other current assets                                              4,148          6,852
   Deferred income taxes                                                                  2,337          2,580
                                                                                      ---------      ---------
       Total current assets                                                              36,693         40,349
                                                                                      ---------      ---------
Property and equipment, net                                                             197,274        195,585
Intangible assets, net                                                                   65,972         67,698
Other noncurrent assets                                                                   2,682          2,635
                                                                                      ---------      ---------
       Total assets                                                                   $ 302,621      $ 306,267
                                                                                      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                               $   7,498      $   7,379
   Current maturities of capital lease obligations                                          931            950
   Accounts payable - trade                                                              10,512          9,313
   Acquisition related obligations                                                        1,629          2,241
   Accrued interest payable                                                               1,457          2,023
   Accrued wages and benefits payable                                                     3,647          4,281
   Income taxes payable, net                                                                 84             43
   Accrued expenses and other liabilities                                                 3,568          5,666
   Deferred revenue                                                                       1,800          2,231
                                                                                      ---------      ---------
       Total current liabilities                                                         31,126         34,127
                                                                                      ---------      ---------
Long-term debt, net of current maturities                                               162,840        158,264
Long-term capital lease obligations net of current maturities                               397              -
Deferred income taxes                                                                    17,068         17,093
Closure/postclosure liabilities                                                           3,762          4,190
Interest rate swap (Note 5)                                                                   -            860
Commitments and contingencies (Note 6)                                                        -              -

Shareholders' equity:  (Note 4)
   Common stock, no par value, shares authorized - 80,000,000 shares issued
       and outstanding:  2001 - 13,334,061; 2002 - 13,335,583                            38,088         38,099
   Paid-in capital                                                                        7,245          7,245
   Retained earnings                                                                     43,661         48,678
   Accumulated other comprehensive income, net                                                -           (418)
  Shareholders' loans and other receivables                                              (1,566)        (1,871)
                                                                                      ---------      ---------
       Total shareholders' equity                                                        87,428         91,733
                                                                                      ---------      ---------
Total liabilities and shareholders' equity                                            $ 302,621      $ 306,267
                                                                                      =========      =========

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                         PART 1 - FINANCIAL INFORMATION

                           WASTE INDUSTRIES USA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                       June 30,
                                                      -----------   ----------       ---------------------
                                                          2001          2002            2001        2002
                                                      -----------   ----------       ---------   ---------
Revenues:
   Service                                             $  64,184    $  63,347        $ 123,866    $ 122,962
   Equipment                                                 338          293              703          655
                                                       ---------    ---------        ---------    ---------
       Total revenues                                     64,522       63,640          124,569      123,617
                                                       ---------    ---------        ---------    ---------
Operating costs and expenses:
   Operations                                             40,965       41,029           78,060       79,104
   Equipment                                                 236          197              565          433
   Selling, general and administrative                     8,723        8,604           17,827       17,096
   Depreciation and amortization                           7,472        6,953           14,678       13,693
   Organizational costs                                      -            -                570          -
   Loss on sale of business unit                             359          -                359          -
                                                       ---------    ---------        ---------    ---------
       Total operating costs and expenses                 57,755       56,783          112,059      110,326
                                                       ---------    ---------        ---------    ---------
Operating income:                                          6,767        6,857           12,510       13,291
                                                       ---------    ---------        ---------    ---------
   Interest expense (net)                                  3,511        2,818            7,466        5,560
   Other income                                              (19)        (206)             (94)        (171)
                                                       ---------    ---------        ---------    ---------
       Total other expense, net                            3,492        2,612            7,372        5,389
                                                       ---------    ---------        ---------    ---------
Income before income taxes                                 3,275        4,245            5,138        7,902
Income tax expense                                         1,179        1,549            1,850        2,884
                                                       ---------    ---------        ---------    ---------
Net income                                             $   2,096    $   2,696        $   3,288    $   5,018
                                                       =========    =========        =========    =========
Earnings per share
   Basic and diluted                                   $    0.16    $    0.20        $    0.25    $    0.38
Weighted-average number of shares outstanding
   Basic                                                  13,337       13,335           13,238       13,335
   Diluted                                                13,350       13,354           13,242       13,350


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                         PART 1 - FINANCIAL INFORMATION

                           WASTE INDUSTRIES USA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                            ----------------------------
                                                                                 2001          2002
                                                                            -------------  -------------
        Operating Activities:
        Net income                                                           $     3,288    $     5,018
        Adjustments to reconcile net income to net
          cash provided by operating activities:
             Depreciation and amortization                                        14,678         13,693
             Loss/(Gain) on sale of property and equipment                            18           (118)
             Loss on sale of business unit                                           359              -
             Provision for deferred income taxes                                    (610)            22
        Changes in operating assets and liabilities, net of effects
           from acquisition and disposition of related businesses                (14,010)        (1,076)
                                                                            -------------  -------------
               Net cash provided by operating activities                           3,723         17,539
                                                                            -------------  -------------

        Investing Activities:
        Acquisitions of related business, net of cash acquired                    (5,001)        (3,349)
        Proceeds from sale of related business unit                                  426              -
        Proceeds from sale of property and equipment                               1,017            421
        Purchases of property and equipment                                      (14,305)       (10,495)
                                                                            -------------  -------------
               Net cash used in investing activities                             (17,863)       (13,423)
                                                                            -------------  -------------

        Financing Activities:
        Proceeds from issuance of long term debt                                  47,742             17
        Principal payments of long-term debt                                     (40,298)        (4,712)
        Principal payments of capital lease obligations                             (487)          (378)
        Advances under shareholder loans and receivables, net                       (767)          (305)
        Net proceeds from common stock issuance                                        6             11
        Net proceeds from exercised options                                        1,108              -
                                                                            -------------  -------------
               Net cash provided by (used in) financing activities                 7,304         (5,367)
                                                                            -------------  -------------
        Decrease in cash and cash equivalents                                     (6,836)        (1,251)
        Cash and cash equivalents, beginning of period                             7,401          1,887
                                                                            -------------  -------------
        Cash and cash equivalents, end of period                             $       565    $       636
                                                                            =============  =============
        Supplemental disclosures of cash flow information:
        Cash paid for interest                                               $     7,893    $     4,282
                                                                            =============  =============
        Cash paid for taxes                                                  $     1,519    $     2,925
                                                                            =============  =============


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                           WASTE INDUSTRIES USA, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Recent Developments

         Purchase Acquisitions

         During the six months ended June 30, 2002, the Company made the following acquisitions, which were accounted for as purchases.

             . On April 1, 2002, the Company acquired commercial routes from Hudgins Disposal, Inc. for approximately $0.4 million in cash. This tuck-in acquisition further expands our existing operations in our Nashville, Tennessee facility.

             . On April 16, 2002, the Company acquired Georgia Waste and Recycling Service, LLC for approximately $2.4 million in cash. This tuck-in acquisition to our existing Atlanta facility provides residential curbside and recycling service to the east and northeast counties of the metro Atlanta area.

            . On April 17, 2002, the Company acquired American Disposal, LLC, located in the Memphis, Tennessee area, for approximately $0.3 million in cash. This acquisition of hauling services is a tuck-in to existing operation in the Memphis, Tennessee market.

            . On May 1, 2002, the Company acquired North and South Sanitation, Inc. for approximately $0.1 million in cash. This tuck-in acquisition provides rural residential routes to our existing Raleigh and Wilson, North Carolina operations.

            . On June 19, 2002, the Company acquired Pelican Container, Inc. for approximately $0.1 million. This tuck-in acquisition, which provides industrial hauling service in the southern coastal counties of North Carolina, expands our customer base in our existing Wilmington, North Carolina facility.

         Components of cash used for the auquisitions reflected in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2002 are as follows (in thousands):

                                                                     $1,621
       Fair value of tangible assets acquired                             -
       Liabilities assumed                                            1,728
       Goodwill                                               -------------

         Total consideration paid, including direct costs,
         net of cash acquired                                        $3,349
                                                              =============

         In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. These purchase price allocations are preliminary estimates, based on available information and certain assumptions management believes are reasonable. Accordingly, these purchase price allocations are subject to finalization.

         The following unaudited pro forma results of operations for the six-month periods ended June 30, 2001 and 2002 assume the acquisitions described above occurred as of January 1, 2001 and 2002, after giving effect to adjustments (in thousands):

                                                  2001                2002
                                             ---------------    ---------------
        Total revenues                              $126,139           $124,500
        Operating income                              12,932             13,518
                                              ---------------    ---------------
        Net income                                     3,473              5,116
                                                   =============  =============
        Earnings per common share:
              Basic                                 $   0.26           $   0.38
              Diluted                               $   0.26           $   0.38

        The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future operating results.

        Property and equipment are stated at cost. Depreciation expense is calculated on the straight-line method over a period between 5 to 30 years.

        Certain 2001 financial statement amounts have been reclassified to conform with the 2002 presentation.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, goodwill, which had been amortized on a straight-line basis over 25 to 40 years, is no longer amortized but reviewed, at least annually, for impairment. Other intangible assets will continue to be amortized over their useful lives. The Company has determined that it operates in one reporting unit based on the current reporting structure and has assigned goodwill at the enterprise level.

The Company completed its initial assessment of impairment using the provisions of SFAS No. 142. The Company completed its initial goodwill assessment as of January 1, 2002 and determined that there was no goodwill impairment.

On an ongoing basis, the Company will perform an annual impairment test. At least quarterly, the Company will analyze whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, we will perform a goodwill impairment test between annual dates. Impairment adjustment after adoption, if any, will be recognized as operating expenses.

Other intangible assets consist primarily of noncompete agreements with a carrying value of $230,000 and $196,000 at December 31, 2001 and June 30, 2002, respectively (net of accumulated amortization of $882,000 and $958,000, respectively). Amortization expense was $43,000 and $37,000 for the three-months ended June 30, 2001 and 2002, respectively, and $84,000 and $76,000 for the six-months ended June 30, 2001 and 2002, respectively. The weighted-average amortization period for all noncompete agreements is 5 years. Estimated amortization expense for each of the succeeding five years is as follows: 2002 - $72,000; 2003 - $96,000; 2004 - $15,000; 2005 - $6,000; 2006 - $6,000; and
thereafter - $1,000.

The following pro forma information presents a summary of consolidated results of operations as if the Company had adopted the provisions of SFAS No. 142 for the six-months ended June 30, 2001 (in thousands, except per share data):


                                                                Three Months                Six Months
                                                                   Ended                      Ended
                                                                  June 30,                   June 30,
                                                               --------------             ---------------
                                                                   2001                        2001
                                                               --------------             ---------------
               Net income                                             $1,192                      $3,288
               Goodwill amortization, net (1)                            400                         800
                                                               --------------             ---------------
               Proforma net income                                    $1,592                      $4,088
                                                               ==============             ===============
               Proforma earnings per share basic and diluted          $ 0.09                      $ 0.25
               Goodwill amortization, net                                .03                        0.06
                                                               --------------             ---------------
               Earnings per share - basic and diluted                 $ 0.12                      $ 0.31
                                                               ==============             ===============

               (1) Adjusted for the effect of income taxes at the Company's effective tax rate


3. EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method. For the six-month periods ended June 30, 2001 and 2002, stock options of 389,845 and 376,516, respectively, were excluded from the computations of diluted earnings per share because the impact of their inclusion would be anti-dilutive.

4. SHAREHOLDERS' EQUITY

The Company issued 2,228 and 1,522 shares of Company common stock with a fair value of approximately $5,000 and $6,500 for the six-month periods ended June 30, 2001 and 2002, respectively, that were recorded as director's fees.

During the six-month period ended June 30, 2001, stock options totaling 216,404 were exercised with net proceeds of approximately $1.1 million. No stock options were exercised for the same period in 2002.

5. DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME

The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. The Company's derivative instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. In order to qualify for hedge accounting, criteria must be met, including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings.

Interest Rate Swap

The Company entered into an interest rate swap with Fleet National Bank effective January 1, 2002 to modify the interest characteristics of its outstanding long-term debt and has designated the qualifying instrument as a cash flow hedge. Under the agreement, the interest rate swap has a notional value of $50 million with a fixed interest rate of 4.2%. This agreement expires in November 2004.

The Company measures effectiveness of the interest rate swap by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company's Fleet credit facility using the hypothetical derivative method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of tax, in shareholders' equity as a component of accumulated other comprehensive income. To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. The Fleet interest rate swap was 100% effective during the six months ended June 30, 2002.

The fair value of the Company's interest rate swap is obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. At June 30, 2002, the fair value of the interest rate swap agreement was a liability of approximately $860,000 and was included in noncurrent liabilities.

Fuel Hedge

The Company's results of operations are impacted by changes in the price of diesel fuel. Because the market for derivatives in diesel fuel is limited, the Company uses heating oil option agreements to manage a portion of its exposure to fluctuations in diesel prices. During February 2002, the Company entered into an option agreement for approximately 5.5 million gallons of heating oil. This option agreement settles each month in equal notional amounts through December 2002. The Company paid a fixed price of approximately $188,000 for the option agreement, which is structured as a cap indexed to the price of heating oil.

Under this option agreement, the Company receives payments based on the difference between actual average heating oil prices and a predetermined fixed price. This option agreement provides the Company protection from fuel prices rising above a predetermined fixed price. In accordance with SFAS No. 133, to the extent the option agreement is effective in hedging changes in diesel fuel prices, unrealized gains and losses on these option agreements are recorded, net of tax, in stockholders' equity as a component of accumulated other comprehensive income. To the extent the change in the fuel option agreement does not perfectly offset the change in value of diesel fuel purchases being hedged, SFAS 133 requires the ineffective portion of the hedge to immediately be recognized as selling, general and administrative expenses. The Company periodically evaluates the effectiveness of this option agreement as a hedge against future purchases of diesel fuel. If the option agreement were to become other than highly effective, the unrealized accumulated gains and/or losses would be immediately recognized in income. Realized gains and losses on this option agreement are recognized as a component of fuel expense in the period in which the corresponding fuel is purchased.

The fair value of this option agreement at June 30, 2002 was determined by a third party to be approximately $240,000 and has been included in other prepaid expenses and other current assets. The ineffective portion of the change in fair value was a loss of approximately $34,000 and $85,000 for the three and six months ended June 30, 2002, respectively, and has been included cost of operations.

The components of comprehensive income, net of related taxes, are as follows (in thousands):

                                                                 Three Months Ended                   Six Months Ended
                                                                      June 30,                             June 30,
                                                                --------------------                --------------------
                                                                       2002                                  2002
                                                                --------------------                --------------------
     Net income                                                               2,697                                5,018
     Unrealized losses on qualifying cash flow hedges,
        net of deferred tax  benefit of $432 and $240                          (751)                                (418)
                                                                --------------------                --------------------
         Comprehensive income                                                $1,946                               $4,600
                                                                ====================                ====================


6. COMMITMENTS AND CONTINGENCIES

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

7.  NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board, or FASB issued SFAS No. 143, Accounting For Asset Retirement Obligations. This statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effect, if any, SFAS No. 143 will have on the Company's results of operations or financial position

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. This statement retains many requirements of SFAS No. 121, but establishes approaches to deal with fair value issues for long-lived assets.

     SFAS No. 144 also retains the basic provisions of APB Opinion No. 30, but broadens that presentation to include a component of an entity rather than a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. Some matters discussed in this Management's Discussion and Analysis are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated, including general economic conditions, the ability to manage growth, the availability and integration of acquisition targets, competition, geographic concentration, weather conditions, government regulation and others set forth in our Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Waste Industries USA, Inc. is a regional, vertically-integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. As of June 30, 2002, we operated 40 collection operations, 26 transfer stations, approximately 100 county convenience drop-off centers, eight recycling facilities and 11 landfills in the southeastern United States. We had revenues of $249.3 million and operating income of $24.4 million for the year ended December 31, 2001, and revenues of $123.6 million and operating income of $13.3 million for the six months ended June 30, 2002.

Our presence in growth markets in the southeastern United States, including North Carolina, Georgia and Virginia, has supported our internal growth. In addition, from 1990 through the six months ended June 30, 2002, we acquired 66 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern United States and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our density should improve, which we expect will increase our collection efficiencies and profitability.

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

Our prices for our solid waste services are typically determined by the collection frequency, level of service, route density, volume, weight and type of waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in our markets for similar services.

Our ability to pass on price increases is sometimes limited by the terms of our contracts. Long-term solid waste collection contracts typically contain a formula, generally based on a predetermined published price index, for automatic adjustment of fees to cover increases in some, but not all, operating costs.

At June 30, 2002, we operated approximately 100 convenience sites under contract with 14 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At June 30, 2002, we also operated eight recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity pricing risk by spreading the risk among our customers. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At June 30, 2002, we owned, operated or transferred from 26 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At June 30, 2002, we operated 11 landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the equipment that we resell.

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

Selling, general and administrative expenses, or SG&A, include management salaries, clerical and administrative overhead, professional services, costs associated with our marketing and sales force and community relations expense.

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

In addition to the accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2001, in January 2002, we adopted a new critical accounting policy that governs our hedging activities and which is discussed below.

We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. Our derivative instruments qualify for hedge accounting treatment under SFAS No. 133. In order to qualify for hedge accounting, criteria must be met, including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings.

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed statements of operations.

                                            Three Months Ended                 Six Months Ended
                                                 June 30,                           June 30,
                                       ------------------------------     ---------------------------
                                               2001           2002               2001         2002
                                       ----------------   -----------     --------------   ----------
Total revenues                                 100.0%         100.0%             100.0%       100.0%
Service                                         99.5%          99.5%              99.4%        99.5%
Equipment                                        0.5%           0.5%               0.6%         0.5%
                                       ----------------   -----------     --------------   ----------

Total cost of operations                        63.8%          64.8%              63.1%        64.3%
Selling, general and administrative             13.5%          13.5%              14.3%        13.8%
Depreciation and amortization                   11.6%          10.9%              11.8%        11.1%
Loss on disposal of business units               0.6%           0.0%               0.3%         0.0%
Organizational costs                             0.0%           0.0%               0.5%         0.0%
                                       ----------------   -----------     --------------   ----------
Operating income                                10.5%          10.8%              10.0%        10.8%
                                       ----------------   -----------     --------------   ----------

Interest expense (net)                           5.5%           4.4%               6.0%         4.5%
Other (income) loss                              0.0%          -0.2%              -0.1%         0.1%
                                       ----------------   -----------     --------------   ----------

Income before income taxes                       5.0%           6.6%               4.1%         6.4%
Income taxes                                     1.8%           2.4%               1.5%         2.3%
                                       ----------------   -----------     --------------   ----------

Net income                                       3.2%           4.2%               2.6%         4.1%
                                       ================   ===========     ==============   ==========

Three- and Six-Month Periods Ended June 30, 2002 vs. Three- and Six-Month Periods Ended June 30, 2001

REVENUES. Total revenues decreased approximately $0.9 million, or 1.4%, and $1.0 million, or 0.8%, respectively, for the three- and six-month periods ended June 30, 2002, compared to the same periods in 2001. This decrease was primarily attributable to a decrease in one-time annexation fees of $1.0 million for the three- and six-month periods ended June 30, 2002, compared to the same periods in 2001.

TOTAL COST OF OPERATIONS. Total cost of operations remained level for the three-month period ended June 30, 2002 compared to the same period in 2001, and increased $0.9 million, or 1.2%, for the six-month periods ended June 30, 2002, compared to the same periods in 2001. The increase was in the six-month period was attributed to a $2.6 million increase in property, casualty and health insurance and a $0.9 million increase in fleet maintenance costs. These increases were offset by a decrease in landfill and disposal fees of $1.7 million and a decrease in fuel costs of $0.8 million. Total cost of operations as a percentage of revenues increased to 64.8% from 63.8% and 64.3% from 63.1% for the three- and six-month periods ended June 30, 2002 and 2001, respectively.

SG&A. SG&A decreased $0.1 million, or 1.4%, and $0.7 million, or 4.1%, respectively, for the three- and six-month periods ended June 30, 2002, compared with the same periods in 2001. The decrease was primarily attributable to an increased management focus and evaluation of expenditures. SG&A as a percentage of revenues remained stable at 13.5% for the three-month periods ended June 30, 2002 and 2001 and decreased to 13.8% from 14.3% for the six-month periods ended June 30, 2002 and 2001, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $0.5 million, or 6.9%, and $1.0 million, or 6.7%, respectively, for the three- and six-month periods ended June 30, 2002, compared to the same periods in 2001. Depreciation and amortization, as a percentage of revenues, decreased to 10.9% from 11.6% and to 11.1% from 11.8%, respectively, for the three- and six-month periods ended June 30, 2002 and 2001. The primary component of this decrease was the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, we ceased amortizing goodwill effective January 1, 2002.

INTEREST EXPENSE. Interest expense (net of interest income) decreased $0.7 million, or 19.7%, and $1.9 million, or 25.5%, respectively, for the three- and six-month periods ended June 30, 2002, compared to the same periods in 2001. The decrease was primarily due to the lower average interest rate of 5.2%, compared to 7.0% for the six month periods ended June 30, 2002 and 2001, respectively, and lower debt levels of $166.6 million, compared to $204.8 million for the six-month periods ended June 30, 2002 and 2001, respectively.

ORGANIZATIONAL COSTS. We incurred organizational costs of approximately $570,000 during the six-months ended

June 30, 2001 that were primarily related to our holding company reorganization. The reorganization enabled us to (1) simplify our organizational structure, (2) segregate for operational and liability purposes our distinct business activities and those of our subsidiaries, (3) allow greater autonomy to companies currently owned or to be acquired by us in the future, and (4) make it easier to implement future secured credit facilities at reduced costs of implementation.

INCOME TAX EXPENSE. Income tax expense increased $0.4 million, or 31.4%, and $1.0 million, or 55.9%, respectively, for the three- and six-month periods ended June 30, 2002, compared to the same periods in 2001 due to an increase in income before taxes.

NET INCOME. Net income increased $0.6 million, or 28.6%, and $1.7 million, or 52.6%, respectively, for the three- and six-month periods ended June 30, 2002, compared to the same periods in 2001. The increase was primarily related to a decrease in total operating costs, including goodwill amortization, and a decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at June 30, 2002 was $6.2 million compared to $5.6 million at December 31, 2001. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facilities and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2002. Prior to 2000, we had fully drawn upon our three $25 million term facilities with Prudential Insurance Company of America. In 2000, we began principal repayments on the first $25 million term facility. The Prudential facilities require us to maintain financial ratios, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.53%, 7.21% and 7.09%, respectively, and the facilities mature as follows: $17.9 million in April 2006, $25 million in June 2008 and $25 million in February 2009, subject to renewal.

We maintain a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, formerly known as BankBoston, N.A., acts as agent. This credit facility provides up to $200 million through November 2004. Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Fleet credit facility. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The Fleet credit facility bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from 0.25% to 0.75% for base rate borrowings and 1.75% to 2.75% for Eurodollar rate borrowings. The Fleet facility requires us to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders' approval of acquisitions in some circumstances. As of June 30, 2002, an aggregate of approximately $70 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 4.09%.

As of June 30, 2002, we had the following contractual obligations and commercial commitments (in thousands):


                                                         PAYMENT DUE BY PERIOD
                            ------------------------------------------------------------------------------------
Contractual                                    Less Than
Obligations                     Total           1 Year         1 to 3 Years     4 to 5 Years      Over 5 Years
----------------            --------------   --------------    --------------   --------------    --------------
Long-Term Debt                  $ 165,643         $ 10,959          $ 21,495         $ 21,483         $ 111,706
Operating Leases                    9,299            1,375             3,126            1,666             3,132
Capital Leases                        950              950                 -                -                 -
                            --------------   --------------    --------------   --------------    --------------
Total Contractual Cash
Obligations                     $ 175,892         $ 13,284          $ 24,621         $ 23,149         $ 114,838
                            ==============   ==============    ==============   ==============    ==============


                                                    AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                -----------------------------------------------------------------------------------
Commerical                       Total Amounts     Less Than
Commitments                       Committed          1 Year       1 to 3 Years      4 to 5 Years      Over 5 Years
------------------              --------------   ---------------  --------------   ---------------   --------------
Standby Letters of Credit (1)         $ 8,739           $ 8,739             $ -               $ -              $ -
Performance Bonds                      20,811            16,685           4,126                 -                -
                                --------------   ---------------  --------------   ---------------   --------------
Total Commericial
Commitments                          $ 29,550          $ 25,424         $ 4,126               $ -              $ -
                                ==============   ===============  ==============   ===============   ==============

(1) Includes letter of credit for variable rate bond

Net cash provided by operating activities increased $13.8 million to $17.5 million for the six-month period ended June 30, 2002, compared to net cash provided by operating activities of $3.7 million for the six-month period ended June 30, 2001. Cash used related to net operating assets for the six-month period ended June 30, 2002 was $1.1 million, compared to $14.0 million for the six-month period ended June 30, 2001. Also, net income increased $1.7 million for the six-month period ended June 30, 2002, compared to the same period in 2001.

Net cash used in investing activities decreased $4.4 million to $13.8 million for the six-month period ended June 30, 2002, compared to $17.9 million for the six-month period ended June 30, 2001. This increase in cash available was caused principally by a decrease in acquisitions of related businesses of $1.6 million, a decrease in proceeds from the sale of property and equipment of $0.6 million and a decrease in capital expenditures of $3.8 million.

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

Net cash used in financing activities totaled $5.4 million for the six-month period ended June 30, 2002, compared to $7.3 million provided by financing activities for the six-month period ended June 30, 2001. The decrease was primarily attributable to decreased borrowings (net of repayments) of $12.1 million and a decrease in net proceeds from exercised options of $1.1 million.

At June 30, 2002, we had approximately $166.6 million of long-term and short-term borrowings outstanding (including capital lease obligations) and approximately $40.8 million in letters of credit. At June 30, 2002, the ratio of our total debt (including capital lease obligations) to total capitalization was 64.5%, compared to 66.3% at December 31, 2001.

Prepaid insurance increased approximately $1.4 million to $1.9 million at June 30, 2002 from $0.5 million at December 31, 2001 due primarily to the prepayment of certain liability insurance policies that were renewed in June 2002.

Accrued expenses and other liabilities increased approximately $2.1 million to $5.7 million at June 30, 2002 from $3.6 million at December 31, 2001 due primarily to an increase of $1.2 million in our retained liabilities for property and casualty insurance, an increase of $0.5 million in accrued health insurance and an increase of $0.4 million in accrued property taxes.

NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, goodwill, which had been amortized on a straight-line basis over 25 to 40 years, is no longer amortized but reviewed, at least annually, for impairment. Other intangible assets will continue to be amortized over their useful lives. The Company has determined that it operates in one reporting unit based on the current reporting structure and has assigned goodwill at the enterprise level.

The Company completed its initial assessment of impairment using the provisions of SFAS No. 142. The Company completed its initial goodwill assessment as of January 1, 2002 and determined that there was no goodwill impairment.

On an ongoing basis, the Company will perform an annual impairment test. At least quarterly, the Company will analyze whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, we will perform a goodwill impairment test between annual dates. Impairment adjustment after adoption, if any, will be recognized as operating expenses.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In August 2001, the Financial Accounting Standards Board, or FASB issued SFAS No. 143, Accounting For Asset Retirement Obligations. This statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effect, if any, SFAS No. 143 will have on the Company's results of operations or financial position.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. This statement retains many requirements of SFAS No. 121, but establishes approaches to deal with fair value issues for long-lived assets.

SFAS No. 144 also retains the basic provisions of APB Opinion No. 30, but broadens that presentation to include a component of an entity rather than a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We entered into an interest rate swap with Fleet National Bank effective January 1, 2002 to modify the interest characteristics of our outstanding long-term debt and have designated the qualifying instrument as a cash flow hedge. Under the agreement, the interest rate swap has a notional value of $50 million with a fixed interest rate of 4.2%. This agreement expires in November 2004.

Our results of operations are impacted by changes in the price of diesel fuel. Because the market for derivatives in diesel fuel is limited, we use heating oil option agreements to manage a portion of our exposure to fluctuations in diesel prices. During February 2002, we entered into an option agreement for approximately 5.5 million gallons of heating oil. This option agreement settles each month in equal notional amounts through December 2002. We paid a fixed price of approximately $188,000 for the option agreement, which is structured as a cap indexed to the price of heating oil.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         See exhibit index.

(b)      Reports on 8-K
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who certify that to their knowledge this report fully complies with the requirements of Section 13(a) or 15(d) of that Act and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of and for the periods ended June 30, 2002.

Dated:  August 14, 2002                    Waste Industries USA, Inc.
                                           (Registrant)

                                    By:    /s/ Jim W. Perry
                                           --------------------------

                                           Jim W. Perry
                                           President and Chief Executive Officer

Dated:  August 14, 2002                    Waste Industries USA, Inc.
                                           (Registrant)

                                    By:    /s/ D. Stephen Grissom
                                           --------------------------------

                                           D. Stephen Grissom
                                           Chief Financial Officer

WASTE INDUSTRIES USA, INC.
EXHIBIT INDEX
Second Quarter 2002

              Exhibit Number                               Exhibit Description

                    11                        Computation of Earnings Per Share