Form 10-Q
period 2002-09-30
WASTE INDUSTRIES USA INC
filed 2002-11-13
CIK 1125845

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

YES  ☒                  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	13,336,774 shares
(Class)	(Outstanding at November 13, 2002)

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 31, 2001	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,887	$4,939
Accounts receivable—trade, less allowance for uncollectible accounts (2001—$2,096; 2002—$2,359)	26,307	29,444
Accounts reeivable—other	1,351	2,052
Inventories	1,541	1,645
Prepaid insurance	473	1,689
Prepaid expenses and other current assets	2,981	4,428
Deferred income taxes	2,337	3,108

Total current assets	36,877	47,305

Property and equipment, net	197,274	191,297
Intangible assets, net (Note 2)	65,972	67,779
Other noncurrent assets	2,682	2,906

Total assets	$302,805	$309,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,498	$10,861
Current maturities of capital lease obligations	931	776
Accounts payable—trade	10,512	10,155
Acquisition related obligations	1,629	1,768
Accrued interest payable	1,457	1,976
Accrued wages and benefits payable	3,647	4,850
Income taxes payable, net	84	93
Accrued expenses and other liabilities	3,568	5,735
Deferred revenue	1,800	2,273

Total current liabilities	31,126	38,487

Long-term debt, net of current maturities	162,840	151,122
Long-term capital lease obligations, net of current maturities	397	—
Deferred income taxes	17,068	18,777
Closure/postclosure liabilities	3,762	4,487
Interest rate swap (Note 5)	—	2,154
Commitments and contingencies (Note 6)
Shareholders’ equity: (Note 4)
Common stock, no par value, shares authorized—80,000,000 shares issued and outstanding: December 31, 2001—13,334,061;September 30, 2002—13,335,583	38,088	38,106
Paid-in capital	7,245	7,245
Retained earnings	43,661	51,854
Accumulated other comprehensive income, net	—	(1,297)
Shareholders’ loans	(1,382)	(1,648)

Total shareholders’ equity	87,612	94,260

Total liabilities and shareholders’ equity	$302,805	$309,287

See Notes to Unaudited Condensed Consolidated Financial Statements.

PART 1—FINANCIAL INFORMATION

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues:
Service	$62,541	$64,656	$186,407	$187,618
Equipment	245	371	948	1,026

Total revenues	62,786	65,027	187,355	188,644

Operating costs and expenses:
Operations	40,419	41,549	118,547	120,654
Equipment	144	286	638	718
Selling, general and administrative	9,177	8,512	27,008	25,608
Depreciation and amortization	7,364	7,031	22,041	20,725
Organizational costs	—	—	570	—
Loss on sale of business unit	—	—	359	—

Total operating costs and expenses	57,104	57,378	169,163	167,705

Operating income	5,682	7,649	18,192	20,939

Interest expense (net)	2,736	2,783	10,202	8,344
Other income	(215)	(136)	(309)	(308)

Total other expense, net	2,521	2,647	9,893	8,036

Income before income taxes	3,161	5,002	8,299	12,903
Income tax expense	1,138	1,826	2,988	4,710

Net income	$2,023	$3,176	$5,311	$8,193

Earnings per share
Basic and diluted	$0.15	$0.24	$0.40	$0.61
Weighted-average number of shares outstanding
Basic	13,338	13,336	13,272	13,335
Diluted	13,361	13,347	13,281	13,348

See Notes to Unaudited Condensed Consolidated Financial Statements.

PART 1—FINANCIAL INFORMATION

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2002
Operating Activities:
Net income	$5,311	$8,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,041	20,725
Gain on sale of property and equipment	(91)	(240)
Loss on sale of business unit	359	—
Provision for deferred income taxes	(508)	(192)
Changes in operating assets and liabilities, net of effects from acquisition and disposition of related businesses	(6,966)	(383)

Net cash provided by operating activities	20,146	28,103

Investing Activities:
Acquisitions of related business, net of cash acquired	(5,216)	(3,349)
Proceeds from sale of related business unit	426	—
Proceeds from sale of property and equipment	321	994
Purchases of property and equipment	(22,291)	(13,541)

Net cash used in investing activities	(26,760)	(15,896)

Financing Activities:
Proceeds from issuance of long-term debt	56,744	3,799
Principal payments of long-term debt	(67,964)	(12,154)
Principal payments of capital lease obligations	(681)	(552)
Decrease (increase) of advances under shareholder loans and receivables, net	286	(266)
Net proceeds from common stock issuance	18	18
Net proceeds from exercised options	1,109	—
Loan repayment from Liberty Waste	12,241	—

Net cash provided by (used in) financing activities	1,753	(9,155)

(Decrease) increase in cash and cash equivalents	(4,861)	3,052
Cash and cash equivalents, beginning of period	7,401	1,887

Cash and cash equivalents, end of period	$2,540	$4,939

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,757	$5,216

Cash paid for taxes	$1,567	$3,017

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND RECENT DEVELOPMENTS

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect normal adjustments which are necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results for full years or the interim periods.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Recent Developments

Purchase Acquisitions

During the nine-month period ended September 30, 2002, the Company made the following acquisitions, which were accounted for as purchases.

•
On April 1, 2002, the Company acquired commercial routes from Hudgins Disposal, Inc. for approximately $0.4 million in cash. This tuck-in acquisition further expands our existing operations in the Nashville, Tennessee markets.

•
On April 16, 2002, the Company acquired Georgia Waste and Recycling Service, LLC for approximately $2.4 million in cash. This tuck-in acquisition to our existing Atlanta operations provides residential curbside and recycling service to the east and northeast counties of the metro Atlanta area.

•
On April 17, 2002, the Company acquired American Disposal, LLC, located in the Memphis, Tennessee area, for approximately $0.3 million in cash. This acquisition of hauling services is a tuck-in to existing operations in the Memphis, Tennessee market.

•
On May 1, 2002, the Company acquired North and South Sanitation, Inc. for approximately $0.1 million in cash. This tuck-in acquisition provides rural residential routes to our existing Raleigh and Wilson, North Carolina operations.

•
On June 19, 2002, the Company acquired Pelican Container, Inc. for approximately $0.1 million. This tuck-in acquisition, which provides industrial hauling service in the southern coastal counties of North Carolina, expands our customer base in our existing operations in the Wilmington, North Carolina market.

Components of cash used for the acquisitions reflected in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2002 are as follows (in thousands):

Fair value of tangible assets acquired	$1,621
Liabilities assumed	—
Goodwill	1,728

Total consideration paid, including direct costs, net of cash acquired	$3,349

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

The following unaudited pro forma results of operations for the nine-month periods ended September 30, 2001 and 2002 assume the acquisitions described above occurred as of January 1, 2001 and 2002, after giving effect to adjustments, including the elimination of goodwill amortization for the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets in 2002 (in thousands):

	2001	2002
Total revenues	$189,710	$189,527
Operating income	20,026	21,166

Net income	$6,788	$8,291

Earnings per common share:
Basic and Diluted	$0.51	$0.62

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

2.    GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards, No. 142, Goodwill and Other Intangible Assets. As a result, goodwill, which had been amortized on a straight-line basis over 25 to 40 years, is no longer amortized but reviewed, at least annually, for impairment. Other intangible assets will continue to be amortized over their useful lives. The Company has determined that it operates in one reporting unit based on the current reporting structure and has assigned goodwill at the enterprise level.

The Company completed its assessment of impairment using the provisions of SFAS No. 142. The Company completed its initial goodwill assessment as of January 1, 2002 and determined that there was no goodwill impairment

On an ongoing basis, the Company will perform an annual impairment test. At least quarterly, the Company will analyze whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustment after adoption, if any, will be recognized as operating expenses. The Company adopted July 31, 2002 as its annual assessment date. The Company completed its annual impairment test July 31, 2002 and determined that there was no goodwill impairment.

Other intangible assets consist primarily of noncompete agreements with a carrying value of $230,000 and $157,000 at December 31, 2001 and September 30, 2002, respectively (net of accumulated amortization of $882,000 and $996,000, respectively). Amortization expense was $37,000 and $39,000 for the three-month period ended September 30, 2001 and 2002, respectively, and $121,000 and $115,000 for the nine-month period ended September 30, 2001 and 2002, respectively. The weighted-average amortization period for all noncompete agreements is five years. Estimated amortization expense for each of the succeeding five years is as follows: 2002—$33,000; 2003—$96,000; 2004—$15,000; 2005—$6,000; 2006—$6,000; and thereafter—$1,000.

The following pro forma information presents a summary of consolidated results of operations as if the Company had adopted the provisions of SFAS No. 142 for the three- and nine-month periods ended September 30, 2001 (in thousands, except per share data):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Net income	$2,023	$5,311
Goodwill amortization, net (1)	400	1,200

Proforma net income	$2,423	$6,511

Proforma earnings per share—basic and diluted	$0.15	$0.40
Goodwill amortization, net	0.03	0.09

Earnings per share—basic and diluted	$0.18	$0.49

(1)	Adjusted for the effect of income taxes at the Company’s effective tax rate

3.    EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method. For the nine-month periods ended September 30, 2001 and 2002, stock options of 483,795 and 376,516, respectively, were excluded from the computations of diluted earnings per share because the impact of their inclusion would be anti-dilutive.

4.    SHAREHOLDERS’ EQUITY

The Company issued 2,843 and 1,191 shares of Company common stock with a fair value of approximately $19,000 and $18,000 for the nine-month periods ended September 30, 2001 and 2002, respectively, that were recorded as director’s fees.

During the nine-month period ended September 30, 2001, stock options totaling 216,304 were exercised with net proceeds of approximately $1.1 million. No stock options were exercised for the same period in 2002.

5.    DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME

The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into a hedge transaction. The Company’s derivative instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. In order to qualify for hedge accounting, criteria must be met, including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. Under hedge accounting, any gains or losses on the derivative instrument are recognized as a separate component of other comprehensive income. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings.

Interest Rate Swap

The Company entered into an interest rate swap with Fleet National Bank effective January 1, 2002 to modify the interest characteristics of its outstanding long-term debt and has designated the qualifying instrument as a cash flow hedge. Under the agreement, the interest rate swap has a notional value of $50.0 million with a fixed interest rate of 4.2%. This agreement expires in November 2004.

The Company measures effectiveness of the interest rate swap by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s Fleet credit facility using the hypothetical derivative method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income. To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. The Fleet interest rate swap was 100% effective during the nine-month period ended September 30, 2002.

The fair value of the Company’s interest rate swap is obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. At September 30, 2002, the fair value of the interest rate swap agreement was a liability of approximately $2.2 million and was included in noncurrent liabilities.

Fuel Hedge

The Company’s results of operations are impacted by changes in the price of diesel fuel. Because the market for derivatives in diesel fuel is limited, the Company uses heating oil option agreements to manage a portion of its exposure to fluctuations in diesel fuel prices. During February 2002, the Company entered into an option agreement for approximately 5.5 million gallons of heating oil. This option agreement settles each month in equal notional amounts through December 2002. The Company paid a fixed price of approximately $188,000 for the option agreement, which is structured as a cap indexed to the price of heating oil.

Under this option agreement, the Company receives payments based on the difference between actual average heating oil prices and a predetermined fixed price. This option agreement provides the Company protection from fuel prices rising above a predetermined fixed price. In accordance with SFAS No. 133, to the extent the option agreement is effective in hedging changes in diesel fuel prices, unrealized gains and losses on these option agreements are recorded, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income. To the extent the change in the fuel option agreement does not perfectly offset the change in value of diesel fuel purchases being hedged, SFAS 133 requires the ineffective portion of the hedge to immediately be recognized as selling, general and administrative expenses. The Company periodically evaluates the effectiveness of this option agreement as a hedge against future purchases of diesel fuel. If the option agreement were to become other than highly effective, the unrealized accumulated gains and/or losses would be immediately recognized in operating income. Realized gains and losses on this option agreement are recognized as a component of fuel expense in the period in which the corresponding fuel is purchased.

The fair value of this option agreement at September 30, 2002 was determined by a third party to be approximately $280,000 and has been included in prepaid expenses and other current assets. The ineffective portion of the change in fair value was a loss of approximately $51,000 and $136,000 for the three- and nine-month periods ended September 30, 2002, respectively, and has been included in cost of operations.

The components of comprehensive income, net of related taxes, are as follows (in thousands):

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Net income	$3,176	$8,193
Unrealized losses on qualifying cash flow hedges, net of deferred tax benefit of $505 and $746, respectively	(879)	(1,297)

Comprehensive income	$2,297	$6,896

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

7.    NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, Accounting For Asset Retirement Obligations. This statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effect, if any, SFAS No. 143 will have on the Company’s results of operations or financial position.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board, or APB, Opinion No. 30 for the disposal of a segment of a business. This statement retains many requirements of SFAS No. 121, but establishes approaches to deal with fair value issues for long-lived assets.

SFAS No. 144 also retains the basic provisions of APB Opinion No. 30, but broadens that presentation to include a component of an entity rather than a segment of a business. As required, SFAS No. 144 was adopted by the Company on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS Statement No. 13 and Technical Corrections. The statement rescinds or amends previous pronouncements related to extinguishments of debt, intangible assets of motor carriers and accounting for leases. The statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Generally, the statement applies to transactions occurring and financial statements issued after May 15, 2002. However, a provision requiring certain gains and losses from extinguishments of debt to be reclassified from extraordinary items is effective January 1, 2003. The Company has not yet evaluated the impact SFAS No. 145 will have on its financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Tax Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Statement could have a material effect on the Company’s financial statements to the extent that significant exit or disposal activities occur subsequent to adoption.

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

OVERVIEW

Waste Industries USA, Inc. is a regional, vertically-integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. As of September 30, 2002, we operated 40 collection operations, 26 transfer stations, approximately 100 county convenience drop-off centers, eight recycling facilities and 11 landfills in the southeastern United States. We had revenues of $249.3 million and operating income of $24.4 million for the year ended December 31, 2001, and revenues of $188.6 million and operating income of $20.9 million for the nine-month period ended September 30, 2002.

Our presence in growth markets in the southeastern United States, including North Carolina, Georgia and Virginia, has supported our internal growth. In addition, from 1990 through the nine-month period ended September 30, 2002, we acquired 66 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern United States and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our density should improve, which we expect will increase our collection efficiencies and profitability.

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

At September 30, 2002, we operated approximately 100 convenience sites under contract with 14 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At September 30, 2002, we also operated eight recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity pricing risk by spreading the risk among our customers. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At September 30, 2002, we owned, operated or transferred from 26 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At September 30, 2002, we operated 11 landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the equipment that we resell.

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

In addition to the accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2001, in January 2002, we adopted new critical accounting policies that govern our hedging activities and which are discussed below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Total revenues	100.0%	100.0%	100.0%	100.0%
Service	99.6%	99.4%	99.5%	99.5%
Equipment	0.4%	0.6%	0.5%	0.5%

Total cost of operations	64.6%	64.3%	63.6%	64.3%
Selling, general and administrative	14.6%	13.1%	14.4%	13.6%
Depreciation and amortization	11.7%	10.8%	11.8%	11.0%
Loss on disposal of business units	0.0%	0.0%	0.2%	0.0%
Organizational costs	0.0%	0.0%	0.3%	0.0%

Operating income	9.1%	11.8%	9.7%	11.1%

Interest expense (net)	4.4%	4.3%	5.5%	4.5%
Other income	-0.3%	-0.2%	-0.2%	-0.2%

Income before income taxes	5.0%	7.7%	4.4%	6.8%
Income taxes	1.8%	2.8%	1.6%	2.5%

Net income	3.2%	4.9%	2.8%	4.3%

Three- and Nine-Month Periods Ended September 30, 2002 vs. Three- and Nine-Month Periods Ended September 30, 2001

REVENUES. Total revenues increased approximately $2.2 million, or 3.6%, and $1.3 million, or 0.7%, respectively, for the three- and nine-month periods ended September 30, 2002, compared to the same periods in 2001. The increases for the three-month period ended September 30, 2002 were primarily attributable to an increase in service revenues of $1.3 million, an increase in recycling revenues of $0.8 million and an increase in other sales revenue of $0.1 million, compared to the same period in 2001. The increases for the nine-month period ended September 30, 2002 were primarily due to an increase in recycling revenues of $1.0 million and an increase in service revenues of $0.3 million, compared to the same period in 2001. These above increases were due to new contracts and increased commodity pricing.

TOTAL COST OF OPERATIONS. Total cost of operations increased $1.1 million, or 2.8% and increased $2.1 million, or 1.8%, for the three- and nine-month periods ended September 30, 2002, compared to the same periods in 2001.The increase for the three-month period was primarily attributed to increased property, casualty and worker compensation insurance of $1.1 million. The increase for the nine-month period was attributed to a $3.1 million increase in property, casualty and workers compensation insurance, and an increase in labor costs of $0.9 million. These increases were offset by a decrease in landfill and disposal fees of $1.9 million due to increased internalization. Total cost of operations as a percentage of revenues decreased to 64.3% from 64.6% due to increased revenues of $2.2 million and increased to 64.3% from 63.6% for the three- and nine-month periods ended September 30, 2002 and 2001, respectively.

SG&A. SG&A decreased $0.7 million, or 7.2%, and $1.4 million, or 5.2%, respectively, for the three- and nine-month periods ended September 30, 2002, compared with the same periods in 2001. For the three- and nine-month periods ended September 30, 2002, the decreases were primarily attributable to decreased labor costs of $0.3 million and $0.8 million, respectively, and decreased bad debt expense of $0.4 million and $0.6 million, respectively, compared to the same periods in 2001. SG&A as a percentage of revenues decreased to 13.1% from 14.6% for the three-month periods ended September 30, 2002 and 2001 and decreased to 13.6% from 14.4% for the nine-month periods ended September 30, 2002 and 2001, respectively, due to increased management focus and evaluation of expenditures.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $0.3 million, or 4.5%, and $1.3 million, or 6.0%, respectively, for the three- and nine-month periods ended September 30, 2002, compared to the same periods in 2001. Depreciation and amortization, as a percentage of revenues, decreased to 10.8% from 11.7% and to 11.0% from 11.8%, respectively, for the three- and nine-month periods ended September 30, 2002 and 2001. The primary component of this decrease was the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, we ceased amortizing goodwill effective January 1, 2002.

INTEREST EXPENSE. Interest expense (net of interest income) remained level for the three-month period ended September 30, 2002 compared to the same period in 2001 and decreased $1.9 million, or 18.2%, for the nine-month period ended September 30, 2002, compared to the same periods in 2001. This decrease is primarily attributable to lower debt levels of $162.8 million, compared to $187.7 million for the nine-month periods ended September 30, 2002 and 2001, respectively, and to a lesser extent, a lower average interest rate of 6.05%, compared to 6.80% for the nine-month periods ended September 30, 2002 and 2001, respectively

LOSS ON SALE OF BUSINESS UNIT. We disposed of a non-core business unit resulting in a loss of $0.4 million for the nine-month period ended September 30, 2001.

ORGANIZATIONAL COSTS. We incurred organizational costs of approximately $570,000 during the nine-month period ended September 30, 2001 that were primarily related to our holding company reorganization. The reorganization enabled us to (1) simplify our organizational structure, (2) segregate for operational and liability purposes our distinct business activities and those of our subsidiaries, (3) allow greater autonomy to companies currently owned or to be acquired by us in the future, and (4) make it easier to implement future secured credit facilities at reduced costs of implementation.

INCOME TAX EXPENSE. Income tax expense increased $0.7 million, or 60.5%, and $1.7 million, or 57.6%, respectively, for the three- and nine-month periods ended September 30, 2002, compared to the same periods in 2001 due to an increase in income before taxes.

NET INCOME. Net income increased $1.2 million, or 57.0%, and $2.9 million, or 54.3%, respectively, for the three- and nine-month periods ended September 30, 2002, compared to the same periods in 2001. The increase was primarily related to an increase in total revenues, a decrease in SG&A costs, decrease in total operating costs, including goodwill amortization, and a decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at September 30, 2002 was $8.8 million compared to $5.8 million at December 31, 2001. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facilities and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2002. Prior to 2000, we had fully drawn upon our three $25.0 million term facilities with Prudential Insurance Company of America. In 2000, we began principal repayments on the first $25.0 million term facility. The Prudential facilities require us to maintain financial ratios, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.53%, 7.21% and 7.09%, respectively, and the facilities mature as follows: $10.7 million in April 2006, $25.0 million in June 2008 and $25.0 million in February 2009, subject to renewal.

We maintain a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, formerly known as BankBoston, N.A., acts as agent. This credit facility provides up to $200.0 million through November 2004. Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Fleet credit facility. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The Fleet credit facility bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from 0.25% to 0.75% for base rate borrowings and 1.75% to 2.75% for Eurodollar rate borrowings. The Fleet facility requires us to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. As of September 30, 2002, an aggregate of approximately $70.0 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 4.03%.

We currently hold a variable rate development bond with Sampson County (“Sampson facility”) of income tax exempt funding. As of September 30 2002, an aggregate of approximately $30.9 million was outstanding under the Sampson facility. The bonds are backed by a letter of credit issued by Wachovia Bank & Trust as a participating lender under our Fleet syndication. The average interest rate on outstanding borrowings under the Sampson facility was approximately 3.75% at September 30, 2002.

As of September 30, 2002, we had the following contractual obligations and commercial commitments (in thousands):

	PAYMENTS DUE BY PERIOD
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Long-Term Debt (1)	$161,983	$7,299	$21,495	$21,483	$111,706
Operating Leases	10,920	1,546	3,976	1,874	3,524
Capital Leases	776	776	—	—	—

Total Contractual Cash Obligations	$173,679	$9,621	$25,471	$23,357	$115,230

(1)
Long-term debt payments include $10.7 million due in 2003 under our Prudential credit facility. As of September 30, 2002, our Fleet credit facility allows us to borrow up to $200.0 million provided our loan covenants are maintained.

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Standby Letters of Credit	$9,388	$9,388	$—	$—	$—
Performance Bonds	18,186	917	17,269	—	—

Total Commercial Commitments	$27,574	$10,305	$17,269	$—	$—

Net cash provided by operating activities increased $8.0 million to $28.1 million for the nine-month period ended September 30, 2002, compared to net cash provided by operating activities of $20.1 million for the nine-month period ended September 30, 2001. Cash used related to net operating assets for the nine-month period ended September 30, 2002 was $0.4 million, compared to $7.0 million of cash used for the nine-month period ended September 30, 2001. Also, net income increased $2.9 million for the nine-month period ended September 30, 2002, compared to the same period in 2001.

Net cash used in investing activities decreased $10.9 million to $15.9 million for the nine-month period ended September 30, 2002, compared to $26.8 million for the nine-month period ended September 30, 2001. This increase in cash available was caused principally by a decrease in capital expenditures of $8.8 million and to a lesser extent, a decrease in acquisitions of related businesses of $1.9 million.

We currently expect capital expenditures for 2002 to be approximately $19.0 million, compared to $25.0 million in 2001. In 2002, we expect to use approximately $9.0 million for vehicle and equipment additions and replacements, approximately $4.0 million for landfill site and cell development, approximately $4.4 million for support equipment and approximately $1.6 million for facilities, additions and improvements. We expect to fund our planned 2002 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal business, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

Net cash used in financing activities totaled $9.2 million for the nine-month period ended September 30, 2002, compared to $1.8 million provided by financing activities for the nine-month period ended September 30, 2001. During the nine-month period ended September 30, 2001, we received $12.2 million in proceeds from collection of a loan to Liberty Waste and received $1.1 million in proceeds from the exercise of stock options. Net repayment of long-term debt decreased $2.9 million during the nine-month period ended September 30, 2002 as compared to the same period in 2001.

At September 30, 2002, we had approximately $162.8 million of total borrowings outstanding (including capital lease obligations) and approximately $9.4 million in letters of credit. At September 30, 2002, the ratio of our total debt (including capital lease obligations) to total capitalization was 63.3%, compared to 66.2% at December 31, 2001.

Accounts receivable increased approximately $3.1 million to $29.4 million at September 30, 2002 from $26.3 million at December 31, 2001 due primarily to increased revenues of $1.3 million and cash collections

Prepaid expenses and other current assets increased approximately $1.4 million to $4.4 million at September 30, 2002 from $3.0 million at December 31, 2001. This increase was due primarily to $0.4 million of expenditures related to pending acquisitions expected to be consummated, $0.3 million in prepayment of license renewals and timing of payments.

Accrued wages and benefits payable increased approximately $1.2 million to $4.8 million at September 30, 2002 from $3.6 million at December 31, 2001. This increase was due primarily to an increase of $0.9 million in health insurance premiums and, to a lesser extent, an increase in labor costs of $0.3 million.

Shareholders’ loans and other receivables increased approximately $0.3 million to $1.9 million at September 30, 2002 from $1.4 million at December 31, 2002. This increase was due to an increase of $0.3 million in shareholders loans during March 2002.

Prepaid insurance increased approximately $1.2 million to $1.7 million at September 30, 2002 from $0.5 million at December 31, 2001 due primarily to the prepayment of liability insurance policies that were renewed in June 2002.

Accrued expenses and other liabilities increased approximately $2.2 million to $5.7 million at September 30, 2002 from $3.6 million at December 31, 2001 due primarily to an increase of $2.4 million in our retained liabilities for property and casualty insurance, offset by a decrease of $0.3 million in other accrued expense liabilities.

Newly Adopted Accounting Pronouncements

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, goodwill, which had been amortized on a straight-line basis over 25 to 40 years, is no longer amortized but reviewed, at least annually, for impairment. Other intangible assets will continue to be amortized over their useful lives. We have determined that we operate in one reporting unit based on our current reporting structure and have assigned goodwill at the enterprise level.

We completed our initial assessment of impairment using the provisions of SFAS No. 142. We completed our initial goodwill assessment as of January 1, 2002 and determined that there was no goodwill impairment.

On an ongoing basis, we will perform an annual impairment test. At least quarterly, we will analyze whether an event has occurred that would more likely than not reduce our enterprise fair value below its carrying amount and, if necessary, we will perform a goodwill impairment test between annual dates. Impairment adjustment after adoption, if any, will be recognized as operating expenses. We adopted July 31, 2002 as our annual assessment date. Based on the provisions of SFAS 142, no events or circumstances required an impairment test as of July 31, 2002. However, we completed our annual impairment test as of July 31, 2002 and determined that there was no goodwill impairment.

Newly Issued Accounting Pronouncement Recently Adopted

In August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. This statement retains many requirements of SFAS No. 121, but establishes approaches to deal with fair value issues for long-lived assets.

SFAS No. 144 also retains the basic provisions of APB Opinion No. 30, but broadens that presentation to include a component of an entity rather than a segment of a business. As required, we adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our results of operations or financial position.

Newly Issued Accounting Pronouncements Not Yet Adopted

In August 2001, FASB issued SFAS No. 143, Accounting For Asset Retirement Obligations. This statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. This statement is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effect, if any, SFAS No. 143 will have on our results of operations or financial position.

In April 2002, FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS Statement No. 13 and Technical Corrections. The statement rescinds or amends previous pronouncements related to extinguishments of debt, intangible assets of motor carriers and accounting for leases. The statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Generally, the statement applies to transactions occurring and financial statements issued after May 15, 2002. However, a provision requiring certain gains and losses from extinguishments of debt to be reclassified from extraordinary items is effective January 1, 2003. We have not yet evaluated the impact SFAS No. 145 will have on our financial statements.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Tax Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 could have a material effect on our financial statements to the extent that significant exit or disposal activities occur subsequent to adoption.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We entered into an interest rate swap with Fleet National Bank effective January 1, 2002 to modify the interest characteristics of our outstanding long-term debt and have designated the qualifying instrument as a cash flow hedge. Under the agreement, the interest rate swap has a notional value of $50.0 million with a fixed interest rate of 4.2%. This agreement expires in November 2004.

Our results of operations are impacted by changes in the price of diesel fuel. Because the market for derivatives in diesel fuel is limited, we use heating oil option agreements to manage a portion of our exposure to fluctuations in diesel fuel prices. During February 2002, we entered into an option agreement for approximately 5.5 million gallons of heating oil. This option agreement settles each month in equal notional amounts through December 2002. We paid a fixed price of approximately $188,000 for the option agreement, which is structured as a cap indexed to the price of heating oil.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
See exhibit index.

(b)	Reports on 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2002		Waste Industries USA, Inc. (Registrant)

	By:	/s/ Jim W. Perry

Jim W. Perry President and Chief Executive Officer

Dated: November 13, 2002		Waste Industries USA, Inc. (Registrant)

	By:	/s/ D. Stephen Grissom

D. Stephen Grissom Chief Financial Officer

CERTIFICATION

I, Jim W. Perry, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Waste Industries USA, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of September 30, 2002 (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/s/ JIM W. PERRY
Jim W. Perry President and Chief Executive Officer

I, D. Stephen Grissom, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Waste Industries USA, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

a.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of September 30, 2002 (the “Evaluation Date”); and

b.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/s/ D. STEPHEN GRISSOM
D. Stephen Grissom Chief Financial Officer President and Chief Executive Officer

WASTE INDUSTRIES USA, INC.
EXHIBIT INDEX
Third Quarter 2002

Exhibit Number	Exhibit Description

Exhibit 11	Computation of Earnings Per Share

Exhibit 99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002