Form 10-K
period 2002-12-31
WASTE INDUSTRIES USA INC
filed 2003-03-31
CIK 1125845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ___________________________

Commission file number 0-22417

WASTE INDUSTRIES USA, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0954929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3301 BENSON DRIVE, SUITE 601 RALEIGH, NORTH CAROLINA	27609
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CO7DE: (919) 325-3000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on June 30, 2002, on the NASDAQ National Market System was approximately $33,319,274 as of such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of March 28, 2003 the registrant had outstanding 13,438,657 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

NOTE RELATING TO FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. These statements and other statements made elsewhere by us or our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “may,” “believe,” “could,” “should,” “would,” “anticipates,” “plans” or similar expressions, are based on a number of assumptions. Actual events or results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in our other SEC filings and including, in particular: our ability to manage growth; the availability and integration of acquisition targets; weather conditions; competition; geographic concentration; and government regulation. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1.	BUSINESS

INTRODUCTION

          Our website address is www.waste-ind.com.  We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

          Waste Industries USA, Inc. is a regional, vertically integrated solid waste services company.  We provide solid waste collection, transfer, disposal and recycling services to commercial, industrial and residential customer locations in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida.  Our principal operations as of December 31, 2002 consisted of 40 collection operations, 26 transfer stations, approximately 100 county convenience drop-off centers, eight recycling facilities and 11 landfills, serving more than 500,000 municipal, residential, commercial and industrial service locations.

          Members of the senior management team founded our company in 1970 and are recognized for their leadership roles throughout the solid waste management industry and trade organizations.  Our management team collectively has over 204 years of experience in the solid waste industry and over 115 years with our company.

          In May 2002, we changed our name to Waste Industries USA, Inc. from Waste Holdings, Inc.  Waste Holdings was formed in September 2000 as part of our company’s holding company reorganization, which was completed on March 31, 2001.

Industry Overview

          In recent years, the solid waste collection and disposal industry has undergone a period of significant consolidation and integration.  We believe that this consolidation and integration has been caused primarily by:

•	increasingly stringent environmental regulation and enforcement resulting in increased capital requirements for collection companies and landfill operators;

•	the ability of larger integrated operators to achieve certain economies of scale;

•	the increased integration of collection, transfer, disposal and recycling capabilities; and

•	the continued privatization of solid waste collection and disposal services by municipalities and other governmental bodies and authorities.

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

Strategy

          Our objective is to build the premier solid waste services company in the Southeastern U.S. by expanding our operations and capitalizing on our strong market presence.  Our strategy for achieving this objective is:

•	to generate internal growth by adding customers and services to our existing operations;

•	to acquire solid waste collection companies, customers and, under appropriate circumstances, landfills in existing and new areas of our target market; and

•	to increase operating efficiencies and enhance profitability in our existing and acquired operations.

          We intend to implement this strategy primarily through internal growth supplemented by tuck-in acquisitions in our existing markets. We expect acquisitions in new markets to be more limited than in the prior three years. We continue to examine opportunities to expand our presence in new and existing markets in the Southeastern U.S. There can be no assurance that we will be able to identify suitable acquisition candidates or, if identified, successfully negotiate their acquisition. If we fail to implement successfully our acquisition strategy, our growth potential will be limited.

Internal Growth

          In order to continue to achieve internal growth, we will focus on increasing sales penetration in current and adjacent market areas, marketing upgraded or additional services (such as on-site solid waste compaction) to existing customers and implementing selective price increases.  We are the first or second largest provider, in terms of market share, of waste services in the majority of the markets in which we operate. Current levels of population growth and economic development in the Southeastern U.S. and our strong market presence should provide an opportunity for us to increase revenues and market share in our region. As customers are added in existing markets, our density is improved, which should increase our collection efficiencies and profitability. At December 31, 2002, we had an approximately 57-person sales force dedicated to maintaining and increasing our sales to new and existing commercial, industrial, municipal and residential customers.

          An important part of our internal growth strategy is to operate transfer stations strategically located throughout our geographic area to improve our consolidation of collected solid waste and permit us to deliver the collected solid waste to landfills where we have negotiated favorable volume rates with landfill operators or to dispose of it at sites we own.  At December 31, 2002, we operated 26 transfer stations, seven of which we own. By operating transfer stations, we engage in direct communication with municipalities that own the transfer stations regarding waste disposal services, better positioning us to gain additional business in our markets in the event any of these municipalities privatize their solid waste operations. To the extent we are unable to operate existing transfer stations owned by municipalities, we would consider constructing our own transfer station.

Expansion Through Acquisitions

          Our strategy for growth includes:

•	“tuck-in” and other acquisitions of solid waste collection companies and customers in existing and adjacent markets;

•	the acquisition of solid waste collection companies and customers in new markets; and

•	the acquisition of landfills in certain circumstances.

          We seek to acquire companies with a significant market presence, high service standards and an experienced management team willing to remain with our company.

          Based on our market research, we believe that numerous “tuck-in” acquisition opportunities exist within our current market area. A “tuck-in” acquisition refers to an acquisition in which we acquire a solid waste collection company, a division of a company or customers of a company located in our existing market area, and integrate the acquired operations or customers into the operations of one of our existing branch facilities. These acquisitions have become an integral part of the industry competitive model due to the efficiencies involved. Such acquisitions, if consummated, provide us with opportunities to improve market share and route density.

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

          The consolidation and integration activity in the solid waste industry, which peaked in the 1990’s, as well as the difficulties, uncertainties and expenses relating to the development and permitting of solid waste landfills and transfer stations, has increased competition for the acquisition of existing solid waste collection, transfer and disposal operations. Increased competition for acquisition candidates as well as less advantageous acquisition terms, including increased purchase prices might result in fewer acquisition opportunities being made available to us. These circumstances might increase acquisition costs to levels beyond our financial capability or pricing parameters. Such circumstances might have an adverse effect on our results of operations. Many of our competitors for acquisitions are larger, better known companies that possess significantly greater resources than we have. We also believe, based on our experience, that a significant factor in our ability to consummate acquisitions will be the relative attractiveness of shares of our common stock as an investment instrument to potential acquisition candidates. This attractiveness will, in large part, be dependent upon the relative market price and capital appreciation prospects of our common stock compared to the equity securities of our competitors.

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

Acquisition Program

          From 1990 through December 31, 2002, we acquired, either by merger or asset purchase, 69 solid waste collection or disposal operations, with eight being acquired in 2002, three being acquired in 2001, and seven being acquired in 2000. We have developed a set of financial, geographic and management criteria designed to assist management in the evaluation of acquisition candidates engaged in solid waste collection and disposal. These criteria evaluate a variety of factors, including, but not limited to:

•	historical and projected financial performance;

•	internal rate of return, return on assets and return on revenue;

•	experience and reputation of the candidate’s management and customer service reputation and relationships with the local communities;

•	composition and size of the candidate’s customer base;

•	whether the geographic location of the candidate will enhance or expand our market area or ability to attract other acquisition candidates;

•	whether the acquisition will augment or increase our market share or help protect our existing customer base;

•	any synergies gained by combining the acquisition candidate with our existing operations; and

•	actual and contingent liabilities of the candidate.

          We have an established integration procedure for newly acquired companies designed to effect a prompt and efficient integration of the acquired business while minimizing disruption to our ongoing business and that of the acquired business. Once a solid waste collection operation is acquired, programs designed to improve collection and disposal routing, equipment maintenance and utilization, employee productivity, operating efficiencies and overall profitability are implemented. To improve an acquired business’ operational productivity, administrative efficiency and profitability, we apply the same benchmarking programs and systems to the acquired business as are employed at our existing operations. We also solicit new commercial, industrial and residential customers in areas within and surrounding the markets served by the acquired collection operations as a means of further improving operating efficiencies and increasing the volumes of solid waste collected by the acquired operation. We typically attempt to retain the acquired company’s management and key employees and to decentralize operations, while consolidating administrative and management information systems through our corporate offices.

          Prior to completing an acquisition, we perform extensive environmental, operational, engineering, legal, human resource and financial due diligence. All acquisitions are subject to initial evaluation and approval by our management before being recommended to our Board of Directors.

   2002 Acquisitions and Disposition

Company	Year Acquired	Principal Business	Location	Market Area

Hudgins Disposal Inc.	2002	Commercial Collection	Nashville, TN	Central TN
Georgia Waste & Recycling Service, LLC	2002	Residential and Curbside Recycling Collection	Atlanta, GA	Metro Atlanta GA
American Disposal, LLC	2002	Industrial Collection	Memphis, TN	Western TN
North & South Sanitation	2002	Residential Collection	Wilson, NC	Eastern NC
Pelican Container Service, LLC	2002	Industrial Collection	Wilmington, NC	South Coastal NC
Hammock Sanitation	2002	Residential and Commerical Collection	Crossville, TN	Eastern TN
S & W Santiation	2002	Residential Collection	Wilson, NC	Eastern NC
Kellets Garbage, Inc.	2002	Residential and Commercial Collection	Easley, SC	Western SC

               On April 1, 2002, we acquired commercial routes and related assets from Hudgins Disposal, Inc. for approximately $400,000 in cash.  This tuck-in acquisition further expands our existing operations in the Nashville, Tennessee market.

          On April 16, 2002, we acquired the assets of Georgia Waste and Recycling Service, LLC and GWS Waste Services, Inc. for approximately $2.4 million in cash.  This tuck-in acquisition to our existing Atlanta operations provides residential curbside and recycling service to the east and northeast counties of the metro Atlanta area.

          On April 17, 2002, we acquired the assets of American Disposal Service, LLC related to its roll-off construction business located in the Memphis, Tennessee area, for approximately $300,000 in cash.  This acquisition of hauling services is a tuck-in to existing operations in the Memphis, Tennessee market.

          On May 1, 2002, we acquired the assets of North and South Sanitation for approximately $100,000 in cash.  This tuck-in acquisition provides rural residential routes to our existing Raleigh and Wilson, North Carolina operations.

          On June 19, 2002, we acquired the assets of Pelican Container Service, LLC for approximately $100,000 in cash.  This tuck-in acquisition, which provides industrial hauling service in the southern coastal counties of North Carolina, expands our customer base in our existing operations in the Wilmington, North Carolina market.

          On October 31, 2002, we acquired the assets of Hammock Sanitation for approximately $100,000 in cash.  This acquisition of residential and commercial routes is a tuck-in to our existing Crossville, Tennessee operations.

          On December 1, 2002, we acquired the assets of S & W Sanitation, located in eastern North Carolina, for approximately $50,000 in cash.  This tuck-in of residential routes will add density to our existing operations in Wilson, North Carolina.

          On December 3, 2002, we acquired the assets of Kellett’s Garbage, Inc., located in the Greenville, South Carolina area, for approximately $2.7 million in cash.  This acquisition of residential, recycling and commercial services expands existing services in our Easley, South Carolina operations.

          We primarily used cash from operations to fund acquisitions during 2002.

Operating Enhancements

          We have implemented advanced management information systems, financial controls, shared support services and benchmarking systems designed to improve the productivity, efficiency and profitability of our existing and acquired operations. Each branch facility has on-line real time access to our financial, operating, cost and customer information. This access enables our managers to evaluate continuously our performance record and to establish benchmarks in all phases of our operations. Management utilizes these systems to:

•	improve collection and transportation efficiencies;

•	enhance equipment and personnel utilization;

•	reduce equipment acquisition and maintenance costs;

•	reduce disposal costs by maximizing waste streams directed to lower cost landfills;

•	monitor and collect customer accounts on a timely basis; and

•	provide current information to our sales force to ensure properly structured pricing for new customers.

          Through the utilization of our systems and controls, we will continue to manage our landfill disposal costs and to negotiate long-term disposal contracts with Subtitle D landfill operators. In addition, we have developed an extensive network of transfer stations that we use to consolidate waste streams to gain greater leverage in negotiating landfill disposal fees. As of December 31, 2002, approximately 36% of our waste volume was directed through transfer stations owned or operated by us.

Contracts Program

          We currently have approximately 244 municipal contracts. We believe that opportunities for gaining new contracts are increasing due to shrinking state and local government coffers resulting from the economic downturn. In most cases, only larger disposal services companies such as us are financially acceptable to the municipality. Historically, in the Southeastern U.S., city and county governments have provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to privatize or contract out their collection and disposal services to the private sector. Typically, these contracts are competitively bid and have initial terms of one to five years. In bidding for large contracts, our management team draws on its experience in the waste industry and its knowledge of local service areas in existing and target markets. We engage in extensive due diligence using our advanced management information systems and productivity and cost modeling analyses to respond to requests for proposals to provide services. Our regional managers are responsible for managing the relationships with local governmental officials within their respective service area and sales representatives may be assigned specific municipalities for coverage. We may be required to bid for renewal of a contract previously awarded to us, or in certain cases to renegotiate the contract as a result of changed market conditions. During 2002, we retained approximately 78.0% of our municipal contracts that were up for bid or renewal.

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

Municipal contracts grant us the right to service all or a portion of the residences in a specified community or to provide a central repository for residential waste drop-off. We had approximately 244 municipal contracts in place as of December 31, 2002. No single municipal or other residential contract is individually material to our results of operations. Municipal contracts in our market areas are typically awarded on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Residential contract fees are based primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in its markets for similar service. Municipal collection fees are paid either by the municipalities from tax revenues or through direct service charges to the residents receiving the service.

          At December 31, 2002, we operated 11 solid waste landfills in Florida, Georgia, Mississippi, North Carolina and Tennessee. Our landfill facilities are designed and operated to meet federal, state and local regulations in all material respects and we believe each of our landfill sites are in compliance with current applicable state and federal Subtitle D regulations in all material respects. None of our landfills are permitted to accept hazardous waste.

          Transfer Station Services

          The 26 transfer stations we operated at December 31, 2002 receive, compact and transfer solid waste to larger vehicles for transport to landfills. We believe that transfer stations benefit us by:

•	providing access to multiple landfills;

•	improving utilization of collection personnel and equipment;

•	concentrating the waste stream to gain leverage in negotiating for more favorable disposal rates; and

•	building relationships with municipalities that can lead to opportunities for additional business in the future.

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

          In 2002, we outsourced the majority of our transportation services related to transfer station operations. We believe outsourcing these operations will reduce capital expenditures, improve maintenance capacity for other core services, reduce ownership costs, such as insurance, fuel, labor and maintenance costs, and improve the aging of our remaining transfer fleet.

          At December 31, 2002, we owned seven of the transfer stations we operate, and operate the remaining 19 transfer stations pursuant to operating agreements. These operating agreements have terms ranging from annual one-year renewals to an indefinite period. We generally receive a fixed monthly operating fee for our services under these agreements, together with a variable fee based upon the number of hauls made by us from the station. At December 31, 2002, approximately 61% of waste directed to the transfer stations we operated was delivered by third parties, who pay us a fee based on the tonnage delivered. Control of these third-party waste streams coupled with our waste stream adds to our bargaining power in our negotiations for favorable solid waste disposal rates with landfill operators.

          Recycling Services

          Recycling involves the removal of reusable materials from the waste stream for processing and sale in various applications. Based on our experience in the industry, we believe that recycling will continue to be an important component of local and state solid waste management plans as a result of the public’s increasing environmental awareness and expanding regulations mandating or encouraging waste recycling. We offer commercial, industrial and residential customers recycling for office paper, cardboard, newspaper, aluminum and steel cans, plastic, glass, pallets and yard waste. At December 31, 2002, we operated approximately 100 convenience sites where residents can dispose of recyclables. These commodities are delivered either to third-party processing facilities in exchange for a fee or to one of eight facilities operated by us for processing prior to resale.

          At December 31, 2002, less than 3% of our waste stream was recycled. Through a centralized effort, we resell recycled waste products using commercially reasonable practices and seek to manage commodity-pricing risk by spreading the risk among our customers. The resale prices of, and demand for, recyclable commodities, particularly wastepaper, can be volatile and subject to changing market conditions. Accordingly, our results of operations will be affected, and might be affected materially, by changing resale prices or demand for certain recyclable commodities, particularly wastepaper. These changes might also contribute to significant variability in our period-to-period results of operations.

          Convenience Sites and Other Specialized Services

          In 1982, we developed the concept of a convenience site in response to increasing volumes of waste dumped randomly in rural areas. Each site typically consists of a ramp for easy disposal access, a trash compactor and trash and recycling containers. Most sites have posted operating hours during which our personnel assist residents with the deposit of waste and recyclables while monitoring the types of waste deposited at the sites. Because these convenience sites reduce the amount of trash dumped along roads and adjacent to recreational areas, we believe that county and local governments will contract for these sites to be strategically located. At December 31, 2002, we operated approximately 100 convenience sites located in 14 counties in our market area.

          In addition, we have increased our efforts to secure additional contracts to manage comprehensive disposal services for large corporations and municipalities. For example, after thorough review and evaluation, we might provide a lump sum quote for handling all the waste in a company’s facility. This would include source separating various wastes into commodities for resale and non-recyclables for disposal. The process of sorting at the source, processing through a compaction system and scheduling waste and recyclable removals only when the containers are full reduces our cost and increases our operating efficiency. Furthermore, confidential documents can be controlled throughout the process and destroyed to the customer’s satisfaction.

Operations

          Branch Facility Structure

          Based on our experience in the industry, we believe that a branch facilities structure retains decision-making authority close to the customer, which enables us to identify customers’ needs quickly and implement cost-effective solutions. Furthermore, we believe that it provides a low-overhead, highly efficient operational structure that allows us to branch into geographically contiguous markets and operate in small communities which larger competitors might not find attractive. Based on our experience in the industry, we believe that branch facilities and decentralized management of operations provide us with a strategic competitive advantage given the relatively rural nature of the Southeastern U.S.

          We deliver our waste services from branch locations in contiguous service areas, which permit our branch facilities to provide back-up services and support to one another. Each manager of a branch facility has autonomous service and decision-making authority for the local market area. Each designated division is overseen by a division manager and a division controller, who is typically located at one of our branch facilities. Effective January 1, 2002, the branch network was divided into six divisions set forth below:

Central & NC Landfill Divisions	South Division	East Division	Georgia Division	Mississippi Valley Division

Danville, VA	Bolivia, NC	Elizabeth City, NC	Albany, GA	Biloxi, MS
Durham, NC	Conway, SC	Goldsboro, NC	Americus, GA	Crossville, TN
Garner, NC	Hope Mills, NC	Greenville, NC	Atlanta, GA	Decatur, TN
Graham, NC	Summerville, SC	Jacksonville, NC	Dawson, GA	Mobile, AL
Greensboro, NC	Sumter, SC	Kinston, NC	Douglas, GA	Moss Point, MS
Henderson, NC	Wilmington, NC	Newport, NC	Easley, SC	Nashville, TN
Holly Springs, NC	Norfolk, VA		Fairburn, GA	Olive Branch, MS
Huntersville, NC	Rocky Mount, NC		Greycourt, SC
Oxford, NC	Wilson, NC		Jacksonville, FL
Roseboro, NC			Lilburn, GA
Wytheville, VA			Moultrie, GA
Oglethorpe, GA
Warner Robbins AFB, GA
Warner Robbins, GA

          Our managerial philosophy centers on the principle that customers’ needs can best be served at the local level by a staff of well-trained personnel led by a branch manager. Each branch manager is responsible for implementing sales programs, maintaining service quality, promoting safety in the branch’s operations and overseeing the day-to-day operations for the branch, including contract administration. Branch managers also assist division managers in identifying potential acquisition candidates. Frequently, the branch manager is also the branch facility’s sales manager; but in larger market areas, branch facilities will have one or more sales persons. Branch managers are compensated based on the performance of their branch. Each branch manager reports to a division manager, who reports directly to our President.

          In addition to delivering our services, branch staff responsibilities include setting up customer accounts, answering customer questions, processing accounts payable and maintaining payroll and personnel information. Maintenance support for collection equipment is also provided at the branch facility. The facility size, number of maintenance personnel and capabilities are determined by the number of vehicles operated and the type of services provided within the branch facility’s market area.

          On a monthly basis, the corporate and/or division officers meet with each branch manager to discuss and evaluate the branch operations. This evaluation is conducted through the use of flash reports on a weekly basis at the branch and division levels.  Flash reports highlight key operating data such as employee-hours, overtime hours, truck hours, revenues and extraordinary costs. These meetings are oriented to identifying trends, opportunities and strategies in the branch facility’s proximate geographic area. Using a decentralized approach, but with strong division and corporate monitoring and strict budgetary and operating guidelines and quality control standards, each branch manager has the authority to exercise discretion in business decisions. Our management information systems provide corporate management timely oversight of branch performance.

          Information Technologies

          A cornerstone of our desire to deliver responsive and cost-effective waste services is our management information systems network. Many of our information systems, controls and services are designed to assist branch facilities’ personnel in making decisions based upon centralized information. Financial control is maintained through personnel, fiscal and accounting policies that are established at the corporate level for implementation at the branch locations. Our systems allow for centralized billing and collection through a lock-box system, thus enhancing cash management. An internal audit program monitors compliance with our policies and the benchmarks are monitored continuously using an advanced management information system. This information system links our IBM AS/400 computer to each branch using satellite technology which allows each branch on-line, real-time financial, productivity, maintenance and customer information.

          Support Services

          In order to ensure focus at the branch facility level and to support branch operations, we established our Support Services Team in 1995. Support services include:

•	safety and training services;

•	risk management;

•	capital expenditure evaluation;

•	human resources services;

•	equipment maintenance;

•	location of most economical disposal facilities;

•	purchasing;

•	sales and marketing support;

•	productivity analysis;

•	research and development services; and

•	acquisition due diligence.

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

          We believe that our safety program has resulted in reduced accident rates and insurance loss ratios.

          Landfill and Other Disposal Alternatives

          At December 31, 2002, we used more than 150 landfill disposal sites in the markets we serve, and we owned 10 and operated 1 of these landfill sites. We have historically opted to contract for landfill services due to the availability of disposal space at favorable tipping fees in close proximity to our current markets. In some markets, we have been able to control disposal costs by negotiating long-term disposal contracts with Subtitle D landfill operators. In addition, we operate an extensive network of transfer stations to consolidate waste streams and receive volume discounts on disposal costs.

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

          We might acquire existing landfills or we might develop landfills or partner with an experienced landfill operator for the acquisition, development or assumption of the operation of additional landfills. In our current markets, such action would be pursued if we believed that ownership or operation of a landfill in a particular market would provide significant cost benefits compared to our traditional system of consolidating waste and negotiating favorable disposal rates. In a new market, we might become a landfill owner or operator if that market lacks the amount of disposal capacity that we have experienced in our current markets.

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

          Landfill closure and post-closure costs include estimated costs to be incurred for final closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. We estimate these future cost requirements based on our interpretation of the technical standards of the Environmental Protection Agency’s Subtitle D Regulations. While the precise amounts of these future obligations cannot be determined, at December 31, 2002, we estimate the total costs to range from approximately $70.0 million to approximately $71.9 million for remediation, final closure of our operating facilities and post-closure monitoring costs. Our estimate of these costs is expressed in current dollars and is not discounted to reflect anticipated timing of future expenditures. We had accrued approximately $3.8 million and $4.9 million for such projected costs at December 31, 2001 and 2002, respectively. At December 31, 2002, we had not paid any amounts out of these accruals. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operation.

Marketing and Sales

          We market our services locally through our regional and branch managers and approximately 57 direct sales representatives who focus on commercial, industrial and residential customers. In addition to traditional method of obtaining customers through cold calls, referrals, yellow page advertising and overall market reputation, we focus on new account sales through an integrated prospect data base system which targets new account development. We also obtain new customers from referral sources, our general reputation and local market print advertising. Some branch locations have dedicated sales representatives that market residential services. We engage in direct mail campaigns and door-to-door marketing and work with real estate agents and developers to sell services to new developments. Additionally, we attend and make presentations at municipal and state conferences and advertise in governmental associations’ membership publications.

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

          No single customer of ours accounted for more than 4% our revenues in 2002. We do not believe that the loss of any single customer would have a material adverse effect on our results of operations.

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

Competitive Bid Contracts

          We provide a substantial portion of our residential collection services under municipal contracts and, at December 31, 2002, approximately 34% of our revenues came from municipal contracts. As is generally the case in the industry, municipal contracts are subject to periodic competitive bidding. The balance of our residential services are provided on a subscription basis. However, no single customer of any type accounted for more than 4% of our revenues in 2002. At December 31, 2002, we had not lost, nor do we reasonably expect to lose, a contract that would have a material adverse effect on our financial condition or results of operations because the contract either was or is not material. Our inability to compete with larger and better capitalized companies, or to replace a significant number of municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, could have a material adverse effect on our results of operations.

Employees

          At December 31, 2002, we employed approximately 1,700 full-time employees.  None of our employees are represented by unions and we believe that our employee relations are good. We are highly dependent upon the services of the members of our management team, the loss of any of whom might have an adverse effect on our operations.

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

          Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. We have not experienced difficulty in obtaining performance bonds or letters of credit for our current operations. At December 31, 2002, we had provided customers and various regulatory authorities with bonds and letters of credit of approximately $28.3 million to secure our obligations. If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we may be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

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

          In order to develop, own or operate a landfill, a transfer station or other solid waste facilities, we are required to go through several governmental review processes and obtain one or more permits and often zoning or other land use approvals. Obtaining these permits and zoning or land use approvals is difficult, time consuming and expensive. In addition, this process is often opposed by various local elected officials and citizens’ groups. Once obtained, operating permits generally must be periodically renewed and are subject to modification and revocation by the issuing agency.

          Our facilities are subject to a variety of operational, monitoring, site maintenance, closure, post-closure and financial assurance obligations which change from time to time and which could give rise to increased capital expenditures and operating costs. We do not expect to make material capital expenditures for environmental control facilities in 2003. In connection with any such landfills, it is often necessary to expend considerable time, effort and money in complying with the governmental review and permitting process necessary to maintain or increase the capacity of these landfills. Governmental authorities have broad power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in the case of violations.

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

          Among the wastes that are specifically designated as non-hazardous waste are household waste and “special” waste, including items such as petroleum contaminated soils, asbestos, foundry sand, shredder fluff and most non-hazardous industrial waste products.

          Although we currently are not involved with transportation or disposal of hazardous substances, we transported hazardous substances in the past and might become involved with hazardous substance transportation and disposal in the future. The EPA regulations issued under Subtitle C of RCRA impose a comprehensive “cradle to grave” system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes. The Subtitle C Regulations provide standards for generators, transporters and disposers of hazardous wastes, and for the issuance of permits for sites where such material is treated, stored or disposed. Subtitle C imposes detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, facility closure, post-closure and financial responsibilities.

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

          The Federal Water Pollution Control Act of 1972

          The Federal Water Pollution Control Act of 1972, known as the Clean Water Act, establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the U.S. Because we own and operate landfills and transfer stations, we must comply with this Act. For example, if run-off or collected leachate from our transfer stations or from our owned or operated landfills is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and possibly reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA’s storm water regulations issued in November 1990.  Such regulations are designed to prevent possibly contaminated landfill storm water runoff from flowing into surface waters. We believe that our facilities are in compliance in all material respects with Clean Water Act requirements. Various states in which we operate now or might in the future have delegated authority to implement the Clean Water Act permitting requirements, and some of these states have adopted regulations that are more stringent than the federal requirements.

          The Comprehensive Environmental Response, Compensation and Liability Act of 1980

          The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as CERCLA, established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA’s primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of “hazardous waste” as defined by RCRA, but can also be founded upon the existence of even very small amounts of the more than 700 “hazardous substances” listed by the EPA, many of which can be found in household waste.

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

          Our principal executive offices are located at 3301 Benson Drive, Raleigh, North Carolina, where we currently lease approximately 25,000 square feet of office space. Our principal property and equipment consists of land (primarily transfer stations, bases for collection operations and landfill sites), buildings, and vehicles and equipment. Our land and buildings are located in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida. We also lease real property in the states in which we do business. At December 31, 2002, we operated 40 collection operations, 26 transfer stations, eight recycling facilities and 11 landfills aggregating approximately 2,450 acres. All our property and equipment are used in our one industry segment, which includes collection, transfer, recycling, processing and disposal of municipal solid and industrial waste.

          Containers

          Some type of container is used in almost every service we provide, and we therefore have an extensive inventory on-hand or on-site at customers’ locations throughout North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida. We own all of our containers and centrally manage our inventory located at the branch facility level. We also own a significant number of on-site compaction containers, which provide efficiency for high-volume solid waste generators. Container life is dependent on the location of the container, the type of waste that is deposited into the container and how the container is maintained. Proper maintenance of commercial and industrial front loader and roll-off containers consists of regular repainting, scheduled repairs and switch-outs, quality cleaning, sanding and priming and monitoring of the container by our employees to check for needed repairs. Residential collection containers require minor maintenance.

          Collection Vehicles

          We use a fleet of specialized collection vehicles to collect and transport waste and to provide recycling and convenience site services. At December 31, 2002, we owned approximately 95% of our transportation fleet and leased the remainder. We have implemented an aggressive and reliable maintenance program to extend the useful lives of our equipment. Preventative and long-term maintenance is performed on regularly scheduled cycles that are more frequent than most manufacturers’ suggested schedules. Preventative maintenance is performed on collection vehicles after every 150 to 250 hours of operation depending on their class, and long-term maintenance (reconstruction of engines, transmissions, etc.) is performed every four to six years. Additionally, cosmetic repairs (painting, interior upholstery repairs) are performed as needed. The majority of the maintenance program is done by our personnel located in branch facilities.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

EXECUTIVE OFFICERS

          As of December 31, 2002, our executive officers were as follows:

Name	Age	Position(s)

Jim W, Perry	58	President, Chief Executive Officer and Director
Harry M. Habets	53	Chief Operating Officer
D. Stephen Grissom	50	Chief Financial Officer, Secretary and Treasurer
William J. Hanley	49	Vice President, Sales and Marketing
Lonnie C. Poole, III	41	Vice President, Corporate Development

          JIM W. PERRY joined Waste Industries 1971 and was named Chief Executive Officer in 2002 and has served as President since 1987 and as a director since 1974. Prior to that, Mr. Perry served as Chief Operating Officer since 1987. Mr. Perry holds a B.S. in Agricultural and Biological Engineering from North Carolina State University and an M.S. in Systems Management from the University of Southern California. Mr. Perry has more than 32 years experience in the solid waste industry and has received the Distinguished Service Award from the NSWMA. In addition, Mr. Perry has served in the Carolinas Chapter of NSWMA as Chairman and on the Membership Committee. Mr. Perry was inducted into the EIA Hall of Fame in 1997.

          HARRY M. HABETS joined Waste Industries in 2002 as Vice President and Chief Operating Officer.  From 1985 to 1999, Mr. Habets held various management positions with Waste Management, including VP of International Operations and Regional VP/Manager for collection, recycling and landfill disposal services in the Southeast.  Mr. Habets holds a B.S. in Business Administration from Rochester Institute of Technology.

          D. STEPHEN GRISSOM joined Waste Industries in 2001 as Chief Financial Officer and Vice President of Finance.  Prior to that, Mr. Grissom was Chief Financial Officer for Austin Quality Foods from 1982 to 2000 and has more than 24 years of controllership and CFO experience.  He is a certified public accountant and holds a B.A. in accounting from North Carolina State University.

          WILLIAM J. HANLEY joined Waste Industries in 2001 as Vice President of Sales and Marketing.  Prior to that, Mr. Hanley served as Sales Manager, General Sales Manager and Regional Sales Manager with Waste Management, Inc. from 1995 to 2001.  He holds a B.S. in Business Administration from Clarion University.  Mr. Hanley has nine years of experience in the solid waste industry.

          LONNIE C. POOLE, III was named Vice President of Corporate Development in 2002.  Prior to that, Mr. Poole served as our Vice President, Director of Support Services since 1995. From 1990 to 1995, he served as our Risk Management Director. Mr. Poole holds a B.S. in Aerospace Engineering from North Carolina State University. Mr. Poole is the son of Lonnie C. Poole, Jr., Chairman of the Board.  Mr. Poole has more than 12 years experience in the solid waste industry.

OTHER KEY EMPLOYEES

          The following table sets forth certain information concerning our other key employees as of December 31, 2002:

Name	Age	Position(s)

Harrell J. Auten	54	Vice President—South Division
E Franklin Lorick	49	Vice President—Central Division
Jim A. Waters	57	Vice President—Georgia Division
James J. Becher	53	Vice President—Mississippi Valley Division
Thomas A. Winstead	48	Vice President—East Division

          HARRELL J. AUTEN has served as Vice President of Waste Industries since 1998 and has served as our South Division Manager since 1993.  Prior to that, Mr. Auten owned and operated his own company.  Mr. Auten holds a B.S. in Business Administration from the University of North Carolina at Chapel Hill and has more than 32 years experience in the solid waste industry.

          E. FRANKLIN LORICK was named Vice President of Waste Industries in 2002.  Mr. Lorick joined Waste Industries in 1989 and has held various positions including Operations Manager and Branch Manager.  He attended Midlands Community College in Columbia, South Carolina and has over 14 years experience in the solid waste industry

          JAMES J. BECHER has served as a Vice President of Waste Industries since 1998. He joined Waste Industries in 1986 as a Branch Manager. Mr. Becher holds a B.A. in History from Guilford College in North Carolina. He has 17 years experience in the solid waste industry.

          JIM W. WATERS joined Waste Industries as Vice President in 2002.  Mr. Waters most recently served as President of Earth Resource Management, Inc.  Prior to that, he was with Waste Management from 1973 to 1998, having held various management positions including Region VP for South Florida and VP of Operations for North Florida and Georgia.  Mr. Wastes is a graduate of the University of South Florida and has over 30 years experience in the solid waste industry.

          THOMAS A. WINSTEAD has served as a Vice President of Waste Industries since March 1998.  He joined us 1985 as a Branch Manager and has also served as East Regional Operations Manager from 1990 to 1997.  He is a graduate of Atlantic Christian College with a B.S. in Health and Physical Education.  Mr. Winstead has more than 18 years of experience in the solid waste industry.

          None of our executive officers, directors or other key employees is related to any other executive officer, director or other key employee, except that Lonnie C. Poole, Jr. and Lonnie C. Poole, III are father and son.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock trades on the Nasdaq National Market under the symbol “WWIN”. After the holding company reorganization, the common stock of Waste Industries continues to trade on the Nasdaq National Market under the symbol “WWIN”. The following sets forth the quarterly high and low bid prices for the years indicated as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions and might not reflect actual transactions.

	High	Low

2001
First quarter	$7.625	$5.250
Second quarter	$8.750	$5.750
Third quarter	$9.550	$6.000
Fourth quarter	$6.550	$4.450
2002
First quarter	$7.200	$5.780
Second quarter	$7.921	$6.200
Third quarter	$7.750	$5.750
Fourth quarter	$8.020	$5.400

          As of December 31, 2002, the number of record holders of our common stock was 109 and we believe that the number of beneficial owners was more than 1,500.

          Since our conversion from S corporation to C corporation status in connection with and prior to our initial public offering in June 1997, we have never paid a cash dividend on our common stock and we anticipate that for the foreseeable future any earnings will be retained for use in our business. Our credit facilities contain covenants that prohibit the payment of cash dividends.

          We did not sell any equity securities during the quarter ended December 31, 2002.

ITEM 6.	SELECTED FINANCIAL DATA

          The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.  The consolidated statement of operations data set forth below with respect to the years ended December 31, 2000, 2001 and 2002 and the consolidated balance sheet data as of December 31, 2001 and 2002 are derived from, and are referenced to, our audited consolidated financial statements included elsewhere in this report.  The consolidated statement of operations data set forth below with respect to the years ended December 31, 1998 and 1999 and the consolidated balance sheet data as of December 31, 1998, 1999 and 2000 are derived from financial statements not included in this report.

	YEAR ENDED DECEMBER 31

	1998(1)	1999	2000	2001	2002(3)

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Service revenues	$169,527	$213,384	$240,733	$248,074	$250,543
Equipment sales	1,732	1,335	1,701	1,221	1,285

Total revenues	171,259	214,719	242,434	249,295	251,828
Cost of service operations	104,056	133,878	149,267	157,980	161,165
Cost of equipment sales	907	575	830	580	842

Total cost of operations	104,963	134,453	150,097	158,560	162,007
Selling, general and administrative	28,061	31,189	38,576	36,553	33,832
Depreciation and amortization	16,981	22,298	26,402	28,924	27,855
Organization costs	926	432	567	570	—
Loss on sale of collection and hauling assets	—	—	1,049	359	121
Impairment of property and equipment	—	—	—	—	316

Operating income	20,328	26,347	25,743	24,329	27,697
Interest expense	4,812	8,653	14,637	14,193	11,219
Interest income	(93)	(1,287)	(1,634)	(1,276)	(213)
Other income	(275)	(143)	(32)	(214)	(588)

Income before income taxes	15,884	19,124	12,772	11,626	17,279
Income tax expense	5,606	7,100	5,113	4,244	6,317

Net income	$10,278	$12,024	$7,659	$7,382	$10,962

Earnings per share:
Basic	$0.80	$0.88	$0.56	$0.56	$0.82

Diluted	$0.77	$0.86	$0.56	$0.55	$0.82

Pro forma income before income taxes (2)	$15,884
Pro forma income taxes (2)	4,803

Pro forma net income (2)	$10,081

Pro forma earnings per share (2):
Basic	$0.78

Diluted	$0.76

Weighted-average shares outstanding:
Basic	12,875	13,707	13,615	13,286	13,336

Diluted	13,266	14,051	13,729	13,342	13,351

Other Operating Data:
Net cash provided by operating activities	$27,521	$29,091	$35,702	$40,964	$40,913
Net cash used in investing activities	(57,005)	(69,148)	(74,488)	(30,869)	(22,346)
Net cash provided by (used in) financing activities	31,594	39,947	43,011	(15,609)	(18,720)
Balance Sheet Data:
Cash and cash equivalents	$3,665	$3,176	$7,401	$1,887	$1,734
Working capital	7,270	7,278	15,798	5,751	3,790
Property and equipment, net	88,801	138,530	193,295	197,274	188,897
Total assets	176,528	249,440	308,748	302,805	298,508
Long-term debt and capital lease obligations, net of current maturities	86,465	139,700	194,609	163,237	140,875
Shareholders’ equity	$64,989	$69,611	$67,927	$87,612	$96,970

(1)

On June 16, 1998, we exchanged 21,244 shares of our common stock (with a fair value of $449,000) for all of the issued and outstanding shares of common stock of Dumpsters, Inc.  On June 30, 1998, we exchanged 330,000 shares of our common stock (with a fair value of $7.4 million) for all of the issued and outstanding shares of common stock of Reliable Trash Services, Inc.  On August 28, 1998, we exchanged 388,311 shares of our common stock (with a fair value of approximately of $8.5 million) for all of the issued and outstanding shares of common stock of Railroad Avenue Disposal, Inc. These business combinations have been accounted for as poolings-of-interests

(2)

Some companies we acquired in pooling-of-interests transactions were previously taxed as S corporations.  The pro forma information has been computed as if we were subject to federal and all applicable state corporate income taxes for each of the periods presented assuming the tax rate that would have applied had we been taxed as a C corporation.

(3)

Pursuant to the Company’s adoption of SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, the amortization of goodwill ceased on January 1, 2002.  Goodwill amortization was $1.6 million, $1.6 million, $1.5 million, and $1.6 million for each of the four years in the period ended December 31, 2001, respectively, and is included in depreciation and amortization expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report for the years ended December 31, 2001 and 2002. Some matters discussed in this Management’s Discussion and Analysis are “forward-looking statements”. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe”, “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated including our ability to manage growth, the availability and integration of acquisition targets, competition, weather conditions, geographic concentration and government regulation. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Overview

          Waste Industries is a regional, vertically integrated provider of solid waste services.  We were founded by members of the current senior management team in 1970. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At December 31, 2002, we operated 40 collection operations, 26 transfer stations, approximately 100 county convenience drop-off centers, eight recycling facilities and 11 landfills in the southeastern U.S. We had revenues of $249.3 million and operating income of $24.3 million in the year ended December 31, 2001, and revenues of $251.8 million and operating income of $27.7 million in the year ended December 31, 2002.

          Our presence in high-growth markets in the southeastern U.S., including North Carolina, Georgia and Virginia, has supported our internal growth.  From 1990 through 2002, we acquired, either by merger or asset purchase, 69 solid waste collection or disposal operations.  Sixty-five of these acquisitions were accounted for as purchases.  Accordingly, the results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition and have affected period-to-period comparisons of our operating results.  During the year ended December 31, 2002, we did not have any significant acquisitions requiring historical or pro forma financial statements to be presented.  We anticipate that a significant part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect that additional acquisitions could continue to affect period-to-period comparisons of our operating results.  Current levels of population growth and economic development in the southeastern U.S. and our strong market presence in the region should provide an opportunity to increase our revenues and market share.  As we add customers in existing markets, our density should improve, which we expect will increase our collection efficiencies and profitability.

Results of Operations

General

          Our branch waste collection operations generate revenues from fees collected from commercial, industrial and residential collection and transfer station customers.  We derive a substantial portion of our collection revenues from commercial and industrial services that are performed under one-year to five-year service agreements.  Our residential collection services are performed either on a subscription basis with individual households, or under contracts with municipalities, apartment owners, homeowners associations or mobile home park operators.  Residential customers on a subscription basis are billed quarterly in advance and provide us with a stable source of revenues.  A liability for future service is recorded upon billing and revenues are recognized at the end of each month in which services are actually provided.  Municipal contracts in our existing markets are typically awarded, at least initially, on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years.  Municipal contracts generally provide consistent cash flow during the terms of the contracts.

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

          At December 31, 2002, we operated approximately 100 convenience sites under contract with 14 counties in order to consolidate waste in rural areas.  These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government.  At December 31, 2002, we also operated eight recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items.  Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper.  Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by spreading the risk among our customers.  We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

          Operating expenses for our collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills.  At December 31, 2002, we owned, operated or transferred from 26 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates.  At December 31, 2002, we owned and operated 11 landfills.  Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community fees, site maintenance and accruals for closure and post-closure maintenance.  Cost of equipment sales primarily consists of our cost to purchase the equipment that we resell.

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

Critical Accounting Policies

          We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in Note 1 to the consolidated financial statements.  We consider our critical accounting policies to be those accounting policies that require us to make significant estimates and assumptions that have a material impact on the carrying value of our assets and liabilities.  The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions that could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

          We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the future:

Allowance For Doubtful Accounts

          We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Landfill Accounting

          Landfill permitting, acquisition and preparation costs are amortized using a units-of-production method as permitted airspace of the landfill is consumed.  Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction.  Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems.  In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfill’s permitted and permittable capacity.  Units-of-production amortization rates are determined annually.  We determine the rates based on estimates provided by our internal and third party engineers, and consider the information provided by surveys that are performed at least annually.  Significant changes in our estimates could result in material increases to our landfill depletion rates, which could have a material adverse impact on our financial condition and results of operations.

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

          While the precise amounts of these future obligations cannot be determined, at December 31, 2002, we estimate our total landfill closure and post-closure costs to range from $70.0 million to $71.9 million.  We provide accruals for these estimated costs as the remaining permitted airspace of landfills is consumed.  These costs are expressed in current dollars and are not discounted to reflect anticipated timing of future expenditures.  At December 31, 2001 and 2002, we had accrued approximately $3.8 million and $4.9 million for such costs.  Significant revisions in the estimated lives of our landfills or significant increases in our estimates of landfill closure and post closure costs could have a material adverse impact on our financial condition and results of operations.

Derivative Financial Instruments

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

Long-lived Assets

          In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting For The Impairment of Long-lived Assets, we review long-lived assets for impairment on a market-by-market basis whenever events or changes in the circumstances indicate that the carrying amount of an asset might not be recoverable.  If an evaluation is required, the projected future net cash flows on an undiscounted basis attributable to each market would be compared to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that market.  If an impairment is indicated, the amount of the impairment is measured based on the fair value of the asset.  We also evaluate the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

          The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our statements of operations (some items have been reclassified for presentation purposes only):

	YEAR ENDED DECEMBER 31,

	2000	2001	2002

Total revenues	100%	100%	100%
Service revenues	99.3	99.5	99.5
Equipment sales	0.7	0.5	0.5

Total cost of operations	62.0	63.6	64.3
Selling, general and administrative	15.9	14.6	13.4
Depreciation and amortization	10.9	11.6	11.1
Organizational costs	0.2	0.2	—
Loss on sale of business units	0.5	0.2	0.1
Impairment of fixed assets	—	—	0.1

Operating income	10.5	9.8	11.0
Interest expense, net of interest income	5.3	5.2	4.3
Other income	(0.1)	(0.1)	(0.2)

Income before income tax expense	5.3	4.7	6.9
Income tax expense	2.1	1.7	2.5

Net income	3.2%	3.0%	4.4%

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

          Revenues. Total revenues increased $2.5 million, or 1.0%, to $251.8 million in 2002, from $249.3 million in 2001. This increase was attributable primarily to the effect of three businesses acquired during the year ended December 31, 2001 and eight businesses and contracts acquired during the year ended December 31, 2002, resulting in an $2.8 million increase, offset by the decrease in revenues associated with collection operations and hauling assets sold of $1.1 million and the effect of prices and collection volumes resulting from new municipal and commercial contracts and residential subscriptions, resulting in an increase of $0.8 million.

          Total Cost of Operations. Total cost of operations increased $3.4 million, or 2.2%, to $162.0 million in 2002 from $158.6 million in 2001. This increase was attributable primarily to increased casualty and worker compensation insurance of approximately $2.3 million, increased fleet maintenance costs of approximately $1.2 million, increased labor costs and associated expenses of approximately $1.1 million, increased landfill maintenance expense of approximately $0.9 million, offset by decreased landfill and disposal fees of approximately $2.1 million due to increased internalization.  Total cost of operations as a percentage of revenues increased from 63.6% to 64.3% for 2001 and 2002, respectively. These increases in operations are primarily the result of the pervasive increase in insurance costs facing all industries, including the waste industry, coupled with the expansion of our existing operations through acquisitions.

          SG&A. SG&A decreased $2.7 million, or 7.4%, to $33.8 million in 2002 from $36.6 million in 2001. This decrease was attributable primarily to enhanced productivity and cost containment strategies employed during the year. These initiatives resulted in decreased labor costs and related expenses of approximately $1.8 million, lower bad debt provisions of approximately $0.6 million and decreased postage fees of $300,000. SG&A as a percentage of revenues decreased to 13.4% in 2002 from 14.6% in 2001 as a result of synergies achieved through acquisitions and enhanced productivity.

          Depreciation and Amortization. Depreciation and amortization decreased $1.1 million, or 3.7%, to $27.9 million in 2002 from $28.9 million in 2001.  Depreciation and amortization, as a percentage of revenues decreased to 11.1% in 2002 from 11.6% in 2001.  The primary component of this decrease was the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.  In accordance with SFAS No. 142, we ceased amortizing goodwill effective January 1, 2002.

          Organizational Costs.  We incurred organizational costs of approximately $570,000 for 2001, which were primarily related to our holding company reorganization.  The reorganization enabled us to simplify our organizational structure, segregate for operational and liability purposes our distinct business activities and those of our subsidiaries, allow greater autonomy to companies currently owned or to be acquired by us in the future, and make it easier to implement future secured credit facilities at reduced costs of implementation.  We did not incur these costs in 2002.

          Loss on Disposal of Collection and Hauling Assets. We recognized a loss on sale of business units totaling approximately $400,000 and $100,000 at December 31, 2001 and 2002, respectively. These sales were a divestiture of assets in certain markets to better align us for enhanced profitability.

          Interest Expense (net of interest income).  Interest expense (net of interest income) decreased $1.9 million, or 14.8%, to $11.0 million in 2002 from $12.9 million in 2001. This decrease was primarily attributable to lower average debt levels of $152.6 million, compared to $170.3 million in 2002 and 2001, respectively.

          Income Tax Expense. Income tax expense increased $2.1 million, or 48.8%, to $6.3 million in 2002 from $4.2 million in 2001. This increase was attributable to an increase in income before taxes.

          Net Income. Net income increased $3.6 million, or 48.5%, to $11.0 million in 2002 from $7.4 million in 2001. This increase was primarily attributable to increased total revenues, decreased SG&A costs, depreciation and amortization expense and interest expense (net of interest income), offset by increased total operating costs and income tax expense.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

          Revenues. Total revenues increased $6.9 million, or 2.8%, to $249.3 million in 2001, from $242.4 million in 2000. This increase was attributable primarily to the following factors:  the effect of seven businesses acquired during the year ended December 31, 2000 and three businesses and contracts acquired during the year ended December 31, 2001, resulting in an $8.6 million increase, offset by the decrease in revenues associated with collection operations sold of $5.4 million and the effect of prices and collection volumes resulting from new municipal and commercial contracts and residential subscriptions and annexation fees, resulting in an increase of $3.7 million.

          Total Cost of Operations. Total cost of operations increased $8.5 million, or 5.6%, to $158.6 million in 2001 from $150.1 million in 2000. This increase was attributable primarily to increased insurance expense of approximately $3.7 million, increased labor costs and associated expenses of approximately $3.5 million, increased landfill expense of approximately $1.3 million offset by a decrease of disposal fees of approximately $5.1 million, increased fleet maintenance costs of approximately $1.7 million, as well as a $3.4 million increase due to general costs associated with the acquisition of seven businesses in 2000 and three businesses in 2001.  Total cost of operations as a percentage of revenues increased from 62.0% in 2000 to 63.6% in 2001.

          SG&A. SG&A decreased $2.0 million, or 5.2%, to $36.6 million in 2001 from $38.6 million in 2000. This decrease was attributable primarily to a decrease in labor costs and associated expenses of approximately $2.0 million.  SG&A as a percentage of revenues decreased to 14.6% in 2001 from 15.9% in 2000.

          Depreciation and Amortization. Depreciation and amortization increased $2.5 million, or 9.6%, to $28.9 million in 2001 from $26.4 million in 2000.  The primary components of this increase were the effect of additional depreciation related to the seven businesses acquired during the year ended December 31, 2000 and the three businesses acquired during the year ended December 31, 2001 of $1.0 million and $0.5 million resulting from equipment acquired for the operation at the landfills.  The remaining $1.0 million related to increased property, equipment and landfill site and cell costs due to higher collection volumes.  Depreciation and amortization as a percentage of revenues increased to 11.6% in 2001 from 10.9% in 2000.

          Organizational Costs.  We incurred organizational costs of approximately $567,000 and $570,000 for 2000 and 2001, respectively, which were primarily related to our holding company reorganization.  The reorganization enabled us to simplify our organizational structure, segregate for operational and liability purposes our distinct business activities and those of our subsidiaries, allow greater autonomy to companies currently owned or to be acquired by us in the future, and make it easier to implement future secured credit facilities at reduced costs of implementation.

          Loss on Disposal of Collection and Hauling Assets. We recognized a loss on sale of business units totaling approximately $1.0 million and $0.4 million at December 31, 2000 and 2001, respectively. These sales were a divestiture of assets in certain markets to better align us for enhanced profitability.

          Interest Expense (net of interest income).  Interest expense (net of interest income) decreased approximately $100,000, or 0.7%, to $12.9 million in 2001 from $13.0 million in 2000. This decrease was primarily due to the lower average interest rate on borrowings of 7.2% for 2001 compared to 8.9% for 2000 and lower average borrowings ($192.8 million for 2001 compared to $201.6 million in 2000).

          Income Tax Expense. Income tax expense decreased approximately $900,000, or 17.0%, to $4.2 million in 2001 from $5.1 million in 2000. This decrease was attributable to a decline in income before income taxes and a decrease in the effective tax rate of approximately 3.5% (from 40.0% to 36.5%) as a result of our holding company reorganization completed in 2001.

          Net Income. Net income decreased approximately $300,000 million, or 3.6%, to $7.4 million in 2001 from $7.7 million in 2000. This decrease was primarily attributable to an increase in total cost of operations, insurance expense and depreciation and amortization expense offset by a decrease in income tax expense in 2001.

Liquidity and Capital Resources

          Our working capital at December 31, 2002 was $3.8 million and $5.8 million at December 31, 2001.  Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facility and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2002. Prior to 2000, we had fully drawn our three $25 million term facilities with Prudential Insurance Company of America. In 2000, we began principal repayments on the first $25 million term facility.  The Prudential facilities require us to maintain financial ratios, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. Also, the facility prohibits the payments of cash dividends. In addition, it requires the lenders’ approval of acquisitions in some circumstances. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.28%, 6.96% and 6.84%, respectively, and the facilities mature as follows: $10.7 million in April 2006, $25 million in June 2008 and $25 million in February 2009, subject to renewal.

          We maintain a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, formerly known as BankBoston, N.A., acts as agent. This credit facility provides up to $200 million through November 2004. Virtually all of our assets, and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Fleet credit facility. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The Fleet credit facility bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0% to 0.5% for base rate borrowings and 1.5% to 2.5% for Eurodollar rate borrowings. The Fleet facility requires us to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness.  Also, the facility prohibits the payments of cash dividends.  In addition, it requires the lenders’ approval of acquisitions in some circumstances.  As of December 31, 2002, $60 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 5.60%.

          On April 5, 2001, we closed on a variable rate development bond with Sampson County (“Sampson facility”).  This bond provides up to $33.7 million of income tax exempt funding. As of December 31, 2002, an aggregate of approximately $30.9 million was outstanding under the Sampson facility.  These funds were drawn to repay funds borrowed from the Fleet syndication used to finance the original Sampson County Landfill acquisition. The bonds are backed by a letter of credit issued by Wachovia Bank & Trust as a participating lender under our Fleet syndication.  The average interest rate on outstanding borrowings under the Sampson facility was approximately 3.8% at December 31, 2002.

         As of December 31, 2002, we were in compliance with all covenants and restrictions related to all outstanding borrowings.

         As of December 31, 2002, we had the following contractual obligations and commercial commitments (in thousands):

PAYMENTS DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years

Long-Term Debt (1)	$152,585	$11,710	$81,445	$17,860	$41,570
Expected aggregate environmental liabilities(2)	70,189	4,020	919	126	65,124
Operating Leases	8,200	1,772	2,682	2,078	1,668
Capital Leases	599	599	—	—	—

Total Contractual Cash Obligations	$231,573	$18,101	$85,046	$20,064	$108,362

          (1)     As of December 31, 2002, our Fleet credit facility allows us to borrow up to $200 million provided we are in compliance with loan covenants.

          (2)     Environmental liabilities are based on current costs and include final closure, post closure and environmental remediation costs.

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

Commerical Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years

Standby Letters of Credit	$10,011	$10,011	$—	$—	$—
Performance Bonds	4,252	470	3,782	—	—

Total Commericial Commitments	$14,263	$10,481	$3,782	$—	$—

          Net cash provided by operating activities totaled $40.9 million for the year ended December 31, 2002 that consisted primarily of net income of $11.0 million plus non-cash adjustments (e.g. depreciation and amortization, etc.) of $32.5 million, offset by a reduction in working capital.

          For the year ended December 31, 2002, net cash used in investing activities was $22.3 million.  Of this, $6.9 million was used to fund the cash portion of acquisitions and $18.2 million was used to fund capital expenditures, which was primarily for investments in property and equipment, consisting primarily of trucks, containers and other equipment.  Cash inflows from investing activities included $1.9 million received from the sale of property and equipment.

          Capital expenditures were $18.2 million for 2002 compared to $25.0 million in 2001.  In 2003, we expect to spend approximately $33.4 million on capital expenditures, including $8.7 million for vehicle and equipment additions and replacements, approximately $14.2 million for landfill site and cell development, approximately $7.1 million for support equipment and approximately $3.4 million for facilities, additions and improvements. We expect to fund our planned 2003 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with regulatory requirements.  We might also be required to make significant expenditures to obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any newly acquired disposal facilities. We cannot currently determine the amount of these expenditures because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal businesses and any regulatory expenses for newly acquired disposal facilities, to the extent we could not fund such acquisitions with our common stock, through borrowings under our existing credit facilities.

          We have financial obligations relating to closure and post-closure costs, or long-term care, or remediation of disposal facilities we operate or for which we are or might become responsible. Landfill closure and post-closure costs include estimated costs to be incurred for final closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. We estimate, these future cost requirements based on our interpretation of the technical standards of the EPA’s Subtitle D regulations.

          While we cannot determine the precise amounts of these future obligations, at December 31, 2002, we estimate the total costs to be approximately $70.2 million to approximately $71.9 million for remediation, final closure of our operating facilities and post-closure monitoring costs. Our estimate of these costs is expressed in current dollars and is not discounted to reflect anticipated timing of future expenditures. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations. Due to the inherent uncertainties related to the total costs for remediation, final closure of our operating facilities and post-closure monitoring costs.

          For the year ended December 31, 2002, net cash used in financing activities was $18.7 million, which included net repayments under long-term debt (including capital leases) of $18.5 million.

          At December 31, 2002, we had approximately $153.2 million of long-term and short-term borrowings outstanding (including capital leases) and approximately $28.3 million in letters of credit including performance bonds. At December 31, 2002, the ratio of our total debt (including capital leases) to total capitalization was 66.2%, compared to 61.2% at December 31, 2001.

New Accounting Pronouncements

          In June 2001, the FASB issued SFAS No. 141, Business Combinations.  Under SFAS 141, the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001 is prohibited.  This statement also changes the criteria for the recognition of acquired intangible assets.  The provisions of SFAS 141 apply to all business combinations accounted for using the purchase method of accounting completed after June 30, 2001.  The adoption of SFAS 141 had no impact on our consolidated financial position and results of operations.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach. At adoption, any goodwill impairment loss is recognized as the cumulative effect of a change in accounting principle. Subsequently, any impairment losses are recognized as a component of income from operations.

         As required, we adopted SFAS No. 142 effective January 1, 2002, which has resulted in the discontinuance of goodwill amortization. We determined we operate in one reporting unit based on the current reporting structure and, accordingly, have assigned goodwill at the enterprise level. We completed the transitional goodwill impairment test by comparing the enterprise fair value to its carrying value and have determined that no impairment exists at the adoption date.

         A reconciliation of previously reported net income and per share amounts adjusted for the exclusion of goodwill net of the related income tax effect is as follows (in thousands, except per share amounts):

	YEAR ENDED DECEMBER 31,
	2000	2001	2002

Reported net income	$7,659	$7,382	$10,962
Add back goodwill amortization, net of taxes	1,500	1,588	—

Adjusted net income	$9,159	$8,970	$10,962

Basic Earnings Per Common Share:
Reported net income	$0.56	$0.56	$0.82
Add back goodwill amortization, net of taxes	0.11	0.12	—

Adjusted net income	$0.67	$0.68	$0.82

Diluted Earning Per Common Share:
Report net income	$0.56	$0.55	$0.82
Add back goodwill amortization, net of taxes	0.11	0.12	—

Adjusted net income	$0.67	$0.67	$0.82

          Effective January 1, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and Accounting Principles Board No. 30, Reporting the Results of Operation--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 did not have a material impact on our financial condition or results of operations.

          Effective September 27, 2002, we adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results (see Note 1.m.). The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) of this statement were effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have an impact on our financial condition or results of operations.

New Accounting Pronouncements Not Yet Adopted

          In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 requires amounts initially recognized as an asset retirement obligation to be measured at fair value.  The recognized asset retirement cost is capitalized as part of the cost of the asset and is depreciated over the useful life of the asset. SFAS 143 will require us to change the methodology we currently use to record closure and post-closure costs related to our landfills. The most significant change to our methodology required by SFAS 143 is inflating and discounting our obligations to reflect today’s dollars.

          SFAS No. 143, which will primarily impact the accounting for our landfill operations, does not change the basic landfill accounting followed historically by us along with others in the waste industry. In general, the waste industry has recognized expenses associated with both amortization of capitalized costs and future closure and post-closure obligations on a units-of-consumption basis as airspace is consumed over the life of the related landfill. This practice, referred to as life cycle accounting within the waste industry, will continue to be followed upon adoption of SFAS No. 143, except as discussed below.

          Under SFAS 143, obligations associated with final capping activities that occur during the operating life of the landfill will be recognized on a units-of-consumption basis as airspace is consumed within each discrete capping event. Obligations related to closure and post-closure activities that occur after the landfill has ceased operations will be recognized on a units-of-consumption basis as airspace is consumed throughout the entire landfill. Landfill retirement obligations will be capitalized as the related liabilities are recognized and amortized using the units-of-consumption method over the airspace consumed within the capping event or the airspace consumed throughout the entire landfill, depending upon the nature of the obligation. All obligations will be initially measured at estimated fair value. Fair value will be calculated on a present value basis using our credit-adjusted, risk-free rate.

          Upon adopting SFAS No. 143, we will no longer record closure and post-closure expense as a component of cost of operations. Instead, amortization expense will be recorded on the capitalized portion of the obligation and accretion expense will be recorded using the effective interest method.

          Upon adoption, SFAS No. 143 requires a cumulative change in accounting for landfill obligations retroactively to the date of the inception of the landfill. Inception of the asset retirement obligation is the date operations commenced or the date the asset was acquired. To do this, SFAS No. 143 requires the creation of the related landfill asset, net of accumulated amortization and an adjustment to the final capping, closure and post-closure liability for cumulative accretion. The adjustments that occur upon adoption are required to be accounted for as a cumulative effect of a change in accounting principle. We will adopt SFAS No. 143 beginning January 1, 2003 and, based on current estimates, will record an after tax expense of approximately $1.0 million as a cumulative effect of change in accounting principle.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 was effective for us beginning January 1, 2003. We do not believe the adoption of SFAS No. 145 will have a significant impact on our financial condition or results of operations.

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements.

          In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for us on a prospective basis to guarantees issued or amended after December 31, 2002. We will record the fair value of future material guarantees, if any. We do not believe the implementation of FIN 45 will have a significant impact on our financial results.

          In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. We have not determined the impact, if any, that the adoption of FIN 46 will have on our consolidated financial statements.

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

          Quantitative Disclosures. We entered into an interest rate swap agreement effective January 1, 2002 to modify the interest characteristics of our outstanding long-term debt and have designated the qualitative instrument as a cash flow hedge. Under the terms of the agreement, the interest rate swap has a notional value of $50.0 million with a fixed rate of 4.2%. The agreement expires November 2004.

          We have used heating oil option agreements to manage a portion of our exposure to fluctuations in diesel fuel oil prices. To date, such agreements have not been significant to our financial condition and results of operations. There were no open option agreements at December 31, 2002.

          The following table presents principal cash flows and related weighted average interest rates of our long-term debt at December 31, 2002 by expected maturity dates. Fair values have been determined based on quoted market prices as of December 31, 2002.

          Our market risk exposure has not changed materially during the 12 months ended December 31, 2002.

	2003	2004	2005	2006	2007	Thereafter	Total

	(In thousands)
Fixed Rate
7.28%	$3,939	$3,923	$3,922	$3,922	$—	$—	$15,706
6.96%	4,086	4,086	4,085	4,085	4,085	4,086	24,513
6.84%	4,122	4,122	4,121	4,121	4,121	8,245	28,852
7.00%	983	15	7	7	3	1	1,016
Variable Rate
3.69%	—	60,000	—	—	—	—	60,000
3.61%	—	—	—	—	—	30,855	30,855

	$13,130	$72,146	$12,135	$12,135	$8,209	$43,187	$160,942

          Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;
•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

Not Applicable

PART III

                     Some information required by Part III is omitted from this report because we will file a definitive proxy statement for our 2003 Annual Meeting of Shareholders within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by Item 10 of Form 10-K concerning our executive officers is set forth under the heading “Executive Officers” located at the end of Part I of this Form 10-K.

          The other information required by Item 10 of Form 10-K is incorporated by reference to the information under the heading “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Proposal No. 1 – Election of Directors – Information Concerning the Board of Directors and Its Committees”, “Other Information – Compensation of Executive Officers”, “ – Compensation of Directors”, “ – Report of the Compensation Committee on Executive Compensation”, “ – Compensation Committee Interlocks and Insider Participation” and “ – Performance Graph” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Principal Shareholders” and “– Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Certain Transactions” in the Proxy Statement.

ITEM 14.	CONTROLS AND PROCEDURES

          (a) Evaluation of disclosure controls and procedures.  As of a date within ninety days before the filing date of this annual report our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined I Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

          (b) Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report or incorporated herein by reference:

	1.	Financial Statements. See Index to Consolidated Financial Statements on page F-1.

	2.	Financial Statement Schedules.

Report of Independent Auditors on page S-1.

Schedule II – Valuation and Qualifying Accounts on page S-2.

          The financial statement schedule should be read in conjunction with the consolidated financial statements. The financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or included in the notes thereto.

(b)	Reports on Form 8-K

We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2003.

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

10.8(f)	First Amendment to Credit Agreement dated February 10, 2000.
10.9(f)	Second Amendment to Credit Agreement dated June 14, 2000.
10.10(f)	Third Amendment to Credit Agreement dated October 31, 2000.
10.11(f)	Fourth Amendment to Credit Agreement dated November 2000.
10.12(g)	Fifth Amendment to Credit Agreement dated March 31, 2001.
10.13(g)	Sixth Amendment to Credit Agreement dated March 29, 2002.
10.14	Change in Control Agreement dated October 30, 2001 between the Registrant and D. Stephen Grissom.
21	List of Subsidiaries.
23.1	Consent of Independent Auditors.
99.1	Certifications Pursuant to Section 909 of the Sarbanes Oxley Act of 2002.

(a)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Current Report on Form 8-K dated September 25, 1998.

(b)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-25631).

(c)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(d)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(e)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(f)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(g)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE INDUSTRIES USA, INC.

Date: March 31, 2003	By:	/s/ JIM W. PERRY.

JIM W. PERRY PRESIDENT AND CHIEF EXECUTIVE OFFICER

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/S/ JIM W. PERRY	Director, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2003

JIM W. PERRY

/S/ D. STEPHEN GRISSOM	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

D. STEPHEN GRISSOM

/S/ LONNIE C. POOLE, JR.	Chairman	March 31, 2003

LONNIE C. POOLE, JR.

/S/ GREGORY POOLE, JR.	Director	March 31, 2003

J. GREGORY POOLE, JR.

/S/ PAUL F. HARDIMAN	Director	March 31, 2003

PAUL F. HARDIMAN

/S/ PAUL L. BRUNSWICK	Director	March 31, 2003

/S/ THOMAS C. CANNON	Director	March 31, 2003

THOMAS C. CANNON

CERTIFICATION

I, Jim W. Perry, certify that:

1.	I have reviewed this annual report on Form 10-K of Waste Industries USA, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of December 31, 2002 (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ JIM W. PERRY

Jim W. Perry President and Chief Executive Officer

CERTIFICATION

I, D. Stephen Grissom, certify that:

1.	I have reviewed this annual report on Form 10-K of Waste Industries USA, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of December 31, 2002 (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

7.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ D. STEPHEN GRISSOM

D. Stephen Grissom Chief Financial Officer

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders of
Waste Industries USA, Inc. and Subsidiaries
Raleigh, North Carolina

          We have audited the accompanying consolidated balance sheets of Waste Industries USA, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Waste Industries USA, Inc. and subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Notes 1.e and 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP

RALEIGH, NORTH CAROLINA MARCH 21, 2003

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31, 2001	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,887	$1,734
Accounts receivable - trade, less allowance for uncollectible accounts (2001 - $2,096; 2002 - $2,237)	26,307	28,200
Accounts receivable – other	1,351	1,395
Income taxes receivable (Note 14)	—	919
Inventories	1,541	1,552
Prepaid insurance	473	494
Deferred income taxes (Note 14)	2,337	759
Prepaid expenses and other current assets	2,981	3,366

Total current assets	36,877	38,419

PROPERTY AND EQUIPMENT, net (Notes 2 and 3)	197,274	188,897
INTANGIBLE ASSETS, net (Notes 2 and 4)	66,519	68,338
OTHER NONCURRENT ASSETS	2,135	2,854

TOTAL ASSETS	$302,805	$298,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt (Note 5)	$7,498	$11,710
Current maturities of capital lease obligations (Note 6)	931	599
Accounts payable – trade	10,512	10,501
Acquisition related obligations	1,629	305
Accrued interest payable	1,457	1,321
Accrued wages and benefits payable	3,647	3,860
Income taxes payable (Note 14)	84	—
Accrued expenses and other liabilities (Note 9)	3,568	4,336
Deferred revenue	1,800	1,997

Total current liabilities	31,126	34,629

LONG-TERM DEBT, net of current maturities (Note 5)	162,840	140,875
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current maturities (Note 6)	397	—
NONCURRENT DEFERRED INCOME TAXES (Note 14)	17,068	18,941
CLOSURE/POSTCLOSURE LIABILITIES (Note 11)	3,762	4,874
INTEREST RATE SWAP (Note 8)	—	2,219
COMMITMENTS AND CONTINGENCIES (Notes 6, 9, 11 and 12)	—	—
SHAREHOLDERS’ EQUITY (Notes 7, 8, 9 and 13):
Common stock, no par value, shares authorized 80,000,000 shares issued and outstanding: 2001 - 13,334,061; 2002 - 13,338,005	38,088	38,116
Paid-in capital	7,245	7,245
Retained earnings	43,661	54,623
Shareholders’ loans	(1,382)	(1,648)
Accumulated other comprehensive loss	—	(1,366)

Total shareholders’ equity	87,612	96,970

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$302,805	$298,508

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2000, 2001 and 2002

(In Thousands, Except Per Share Data)

	2000	2001	2002

REVENUES:
Service revenues	$240,733	$248,074	$250,543
Equipment sales	1,701	1,221	1,285

Total revenues	242,434	249,295	251,828

OPERATING COSTS AND EXPENSES:
Operations	149,267	157,980	161,165
Equipment sales	830	580	842
Selling, general and administrative (Notes 6, 9, 10 and 13)	38,576	36,553	33,832
Depreciation and amortization (Notes 3 and 4)	26,402	28,924	27,855
Organization costs (Note 2)	567	570	—
Loss of sale of collection and hauling assets (Note 2)	1,049	359	121
Impairment of property and equipment (Note 3)	—	—	316

Total operating costs and expenses	216,691	224,966	224,131

OPERATING INCOME	25,743	24,329	27,697

Interest expense (Note 5)	14,637	14,193	11,219
Interest income	(1,634)	(1,276)	(213)
Other	(32)	(214)	(588)

Total other expense, net	12,971	12,703	10,418

INCOME BEFORE INCOME TAXES	12,772	11,626	17,279
INCOME TAX EXPENSE (Note 14):	5,113	4,244	6,317

NET INCOME	$7,659	$7,382	$10,962

EARNINGS PER SHARE
Basic	$0.56	$0.56	$0.82
Diluted	$0.56	$0.55	$0.82
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING (Note 7)
Basic	13,615	13,286	13,336

Diluted	13,729	13,342	13,351

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2000, 2001 and 2002
(In Thousands)

								ACCUMULATED OTHER COMPREHENSIVE INCOME
	SHARES					NOTE RECEIVABLE LIBERTY WASTE	SHAREHOLDERS’ LOANS		TOTAL SHAREHOLDERS’ EQUITY
			COMMON STOCK	PAID-IN CAPITAL	RETAINED EARNINGS
	AUTHORIZED	OUTSTANDING

Balance, January 1, 2000	80,000	13,854	$46,700	$7,245	$28,620	$(11,538)	$(650)	$—	$70,377
Net income	—	—	—	—	7,659	—	—	—	7,659
Issuances of stock	—	4	47	—	—	—	—	—	47
Stock repurchases	—	(1,000)	(11,006)	—	—	—	—	—	(11,006)
Exercise of stock options	—	273	1,372	—	—	—	—	—	1,372
Cancellation of shares	—	(12)	(76)	—	—	—	—	—	(76)
Increase in shareholders’ loans	—	—	—	—	—	—	(446)	—	(446)

Balance, December 31, 2000	80,000	13,119	37,037	7,245	36,279	(11,538)	(1,096)	—	67,927
Net income	—	—	—	—	7,382	—	—	—	7,382
Issuances of stock	—	4	24	—	—	—	—	—	24
Exercise of stock options	—	216	1,109	—	—	—	—	—	1,109
Cancellation of shares	—	(5)	(82)	—	—	—	—	—	(82)
Collection of note receivable from Liberty Waste	—	—	—	—	—	11,538	—	—	11,538
Increase in shareholders’ loans	—	—	—	—	—	—	(286)	—	(286)

Balance, December 31, 2001	80,000	13,334	38,088	7,245	43,661	—	(1,382)	—	87,612
Net income	—	—	—	—	10,962	—	—	—	10,962

Other comprehensive loss, net of taxes of $853:
Unrealized loss on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	—	(1,366)	(1,366)

Other comprehensive loss	—	—	—	—	—	—	—	—	(1,366)

Comprehensive income	—	—	—	—	—	—	—	—	9,596
Issuances of stock	—	4	28	—	—	—	—	—	28
Increase in shareholders’ loans	—	—	—	—	—	—	(266)	—	(266)

Balance, December 31, 2002	80,000	13,338	$38,116	$7,245	$54,623	$—	$(1,648)	$(1,366)	$96,970

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000, 2001 and 2002
(In Thousands)

	2000	2001	2002

OPERATING ACTIVITIES:
Net income	$7,659	$7,382	$10,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,402	28,924	27,855
Gain on sale of property and equipment	(251)	(225)	(49)
Impairment of property and equipment	—	—	316
Loss on sale of collection and hauling assets	1,049	359	121
Provision for deferred income taxes	4,496	1,061	4,304
Changes in operating assets and liabilities, net of effects from acquisition and disposition of related businesses:
Current operating assets and liabilities (excluding cash and cash equivalents)	(4,146)	3,705	(4,493)
Other noncurrent assets	(642)	(1,279)	785
Closure/postclosure liabilities	1,135	1,037	1,112

Net cash provided by operating activities	35,702	40,964	40,913

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	1,836	712	1,925
Proceeds from disposal of collection and hauling assets	9,897	426	—
Purchases of property and equipment	(42,258)	(25,012)	(18,178)
Acquisitions of related business, net of cash acquired	(43,963)	(6,995)	(6,093)

Net cash used in investing activities	(74,488)	(30,869)	(22,346)

FINANCING ACTIVITIES:
Proceeds from issuance of long term debt	172,541	57,750	4,009
Principal payments of long-term debt	(118,340)	(84,802)	(21,762)
Principal payments of capital lease obligations	(1,157)	(894)	(729)
Increase in advances under shareholder loans	(446)	(286)	(266)
Net proceeds from common stock issuance	47	(24)	28
Net proceeds from exercised options	1,372	1,109	—
Repurchase of common stock	(11,006)	—	—
Repayment of Liberty Waste note	—	11,538	—

Net cash provided by (used in) financing activities	43,011	(15,609)	(18,720)

INCREASE (DECREASE)	4,225	(5,514)	(153)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,176	7,401	1,887

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,401	$1,887	$1,734

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$12,483	$15,342	$10,283

Cash paid for taxes	$2,954	$3,281	$3,200

Supplemental Schedule of Noncash Transactions—

          During 2000, the Company forgave accounts receivable from an affiliated party totaling approximately $76,000, in exchange for the return and cancellation of the Company’s common stock.

          During 2001, the Company cancelled 5,136 shares of common stock with a fair value of $82,176 as settlement of certain business acquisitions.

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2000, 2001 and 2002

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

          Business Operations—Waste Industries USA, Inc. (the “Company”) is a regional solid waste services company providing solid waste collection, transfer, recycling, processing and disposal services to customers in North Carolina, South Carolina, Alabama, Georgia, Mississippi, Tennessee, Virginia and Florida.

          Basis of Presentation—The Company’s consolidated financial statements include its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

          Significant Accounting Policies—The significant accounting policies are summarized below:

          a. Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for uncollectible accounts, self-insurance reserves, fair value of derivative financial instruments and closure/post closure liabilities.  Actual results could differ from these estimates.

b. Cash and Cash Equivalents—For the purposes of presentation in the financial statements, cash equivalents include highly liquid investments with original maturities of three months or less.

          c. Inventories—Inventories consist of (i) trucks and containers held for sale and (ii) operating materials and supplies held for use and are stated at the lower of cost or market (less costs to sell) using the specific-identification method.

d. Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization expense are calculated on the straight-line method. Estimated useful lives are as follows:

Machinery and equipment	5 to 12 years
Furniture, fixtures and vehicles	5 to 10 years
Building	30 years

              Landfill permitting, acquisition and preparation costs are amortized using a units-of-production method as permitted airspace of the landfill is consumed.  Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. Interest capitalized for the years ended December 31, 2000, 2001 and 2002 was $85,000, $541,000 and $161,000, respectively. In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfill’s permitted and probable to be permitted capacity.  Units-of-production amortization rates are determined annually. The rates are determined by management based on estimates provided by the Company’s internal and third party engineers, and consider the information provided by surveys which are performed at least annually.

               Management routinely reviews its investment in operating landfills to determine whether the costs of these investments are realizable.  Judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of the Company’s landfills.

e. Intangible Assets—Intangible assets primarily consist of goodwill, customer lists and noncompete and consulting agreements acquired in business combinations.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES—(Continued)

          Effective January 1, 2002, the Company discontinued amortization of goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets. The Company completed its initial goodwill assessment as of January 1, 2002 and determined that there was no goodwill impairment. The Company determined it operates in one reporting unit based on the current reporting structure and, accordingly, has assigned goodwill at the enterprise level.

          On an ongoing basis, the Company will perform an annual impairment test.  At least quarterly, the Company will analyze whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates.  Impairment adjustment after adoption, if any, will be recognized as an operating expense.  The Company adopted July 31, 2002 as its annual assessment date.  The Company completed its annual impairment test July 31, 2002 and determined that there was no goodwill impairment.

          f. Other Noncurrent Assets—Included in other noncurrent assets are debt issue costs relating to borrowings (see Note 5). Debt issue costs are amortized to interest expense using the effective interest method over the life of the related debt. Other noncurrent assets also include costs related to pending acquisitions and certain development activities that management believes are probable of occurring at each balance sheet date.

          g. Derivative Financial Instruments and Other Comprehensive Income(Loss)—The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into a hedge transaction. The Company’s derivative instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  In order to qualify for hedge accounting, criteria must be met, including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting changes in fair value of cash flows attributable to the hedged risk during the term of the hedge.  The Company currently utilizes only cash flow hedges. Under accounting for cash flow hedges, any gains or losses on the hedge instruments are recognized as a separate component of other comprehensive income (loss).  When it is determined that a hedge is no longer highly effective, the Company discontinues hedge accounting, and any gains or losses on the hedge instrument are recognized in earnings.

          h. Asset Impairment—Long-lived assets consist primarily of property, plant and equipment, goodwill and other intangible assets.  Property, plant, equipment and other intangible assets are carried on the Company’s financial statements based on their cost less accumulated depreciation or amortization.  The recoverability of these assets is tested whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Typical indicators that an asset may be impaired include:

•	A significant decrease in the market price of an asset or asset group;

•	A significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition;

•	A significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group, including an adverse action or assessment by a regulator;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•

Current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or

•	A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

          If any of these or other indicators occur, the asset is reviewed to determine whether there has been an impairment.  An impairment loss is recorded as the difference between the carrying amount and fair value of the asset.  See Note 3 for further discussion on asset impairments.

          i. Disposal Site Closure and Long-term Care— Landfill closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned by the Company and are recognized based on a units-of-consumption basis as airspace is consumed over the life of the related landfill. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements consider final capping of the site, site inspection, groundwater monitoring,

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES—(Continued)

leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes.  Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards.  Reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company’s operating landfills by the Company accounting personnel and consultants are performed at least annually.  The impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis.

          j. Self –Insurance Reserves—The Company assumes the risks for medical and dental insurance exposures up to certain loss thresholds set forth in separate insurance contracts.  The Company has established self-insurance reserves for these risks, which are estimated based on evaluations performed by independent third parties.

          k. Earnings Per Share—Basic earnings per share computations are based on the weighted-average common stock outstanding.  Diluted earnings per share include the dilutive effect of stock options using the treasury stock method.

          l. Dividends—The Company’s credit facility prohibits the payment of cash dividends (See Note 5).  The Company has never paid out any cash dividends on common stock and anticipates that any earnings will be retained for future use in the business.

          m. Stock Option Plan—The Company accounts for employee stock compensation in accordance with APB No. 25, Accounting For Stock Issued To Employees. Under APB No. 25, the total compensation expense, which is recognized over the vesting period of the award, is equal to the intrinsic value at the measurement date, which is the first date that both the exercise price and number of shares to be issued is known.

          SFAS No. 123, Accounting For Stock-based Compensation, requires disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the options awarded. Companies are, however, permitted to continue to apply APB No. 25. The Company discloses the information required by SFAS No. 123 (see Note 13).

           Had compensation cost for the Company's stock been determined based on the fair value at the grant dates for awards under the stock plan consistent with the method of SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2000, 2001 and 2002 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2000	2001	2002

Net Income:
As reported	$7,659	$7,382	$10,962
Deduct - total stock based compensation determined under fair value based method for all awards	520	598	755

Proforma -- for SFAS No. 123	$7,139	$6,784	$10,207

Earnings Per Share:
Basic:
As reported	$0.56	$0.56	$0.82
Pro forma -- for SFAS No. 123	$0.52	$0.51	$0.77
Diluted:
As reported	$0.56	$0.55	$0.82
Pro forma -- for SFAS No. 123	$0.52	$0.51	$0.76

The fair value of options granted under the Company’s stock plan during 2000, 2001 and 2002 was estimated on the Black-Scholes option-pricing model using the following assumptions:

	2000	2001	2002

Weighted-average grant-date fair value of options granted	$5.53	$3.18	$3.19
Weighted-average expected lives (years)	4.25	5.00	5.00
Risk-free interest rate	6.50%	4.64%	4.58%
Volatility	47.00%	50.58%	50.91%

          n. Revenue Recognition and Deferred Revenue—The Company recognizes collection, transfer, recycle and disposal revenues as the services are provided.  Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.  Revenues from the sale of recycled materials and finished products are recognized upon shipment.

          o. Segment Information—The Company identifies its operating segments based on geographical location.  The Company considers each of its six divisions that report stand-alone financial information and have division managers that report to the Company’s chief operating decision maker to be an operating segment; however, all operating segments have been aggregated together and are reported as a single segment consisting of the collection, transfer, recycling and disposal of non-hazardous solid waste primarily in the Southeastern United States. Percentages of our total revenue attributable to services provided:

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES—(Continued)

	Year Ended December 31,

	2000	2001	2002

Collection:
Residential	23%	23%	23%
Commercial	24%	26%	27%
Industrial	31%	30%	29%
Disposal	14%	15%	16%
Recycling	2%	1%	1%
Other	6%	5%	4%

Total revenues	100%	100%	100%

          p. Income Taxes—In accordance with the provisions of SFAS No. 109, Accounting For Income Taxes, deferred income taxes (benefits) are provided on temporary differences between financial statement carrying values and the tax basis of assets and liabilities.

          q. New Accounting Pronouncements—In June 2001, the FASB issued SFAS No. 141, Business Combinations.  Under SFAS 141, the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001 is prohibited.  This statement also changes the criteria for the recognition of acquired intangible assets.  The provisions of SFAS 141 apply to all business combinations accounted for using the purchase method of accounting completed after June 30, 2001.  The adoption of SFAS 141 had no impact on the Company’s consolidated financial position and results of operations.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, and was adopted by the Company on January 1, 2002. See Note 1.e.

          Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and Accounting Principles Board No. 30, Reporting the Results of Operation--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial condition or results of operations.

          Effective September 27, 2002, the Company adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results (see Note 1.m.). The amendments to the disclosure requirements of SFAS No. 123 were effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have an impact on the Company’s financial condition or results of operations.

          r. New Accounting Pronouncements Not Yet Adopted—In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 requires amounts initially recognized as an asset retirement obligation to be measured at fair value.  The recognized asset retirement cost is capitalized as part of the cost of the asset and is depreciated over the useful life of the asset. SFAS 143 will require the Company to change the methodology it currently uses to record closure and post-closure costs related to its landfills. The most significant change to the Company's methodology required by SFAS No. 143 is inflating and discounting obligations to reflect today’s dollars.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

          1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES—(Continued)

          SFAS No. 143, which will primarily impact the accounting for the Company’s landfill operations, does not change the basic landfill accounting followed historically by the Company along with others in the waste industry. In general, the waste industry has recognized expenses associated with both amortization of capitalized costs and future closure and post-closure obligations on a units-of-consumption basis as airspace is consumed over the life of the related landfill. This practice, referred to as life cycle accounting within the waste industry, will continue to be followed upon adoption of SFAS No. 143, except as discussed below.

          Under SFAS No. 143, obligations associated with final capping activities that occur during the operating life of the landfill will be recognized on a units-of-consumption basis as airspace is consumed within each discrete capping event. Obligations related to closure and post-closure activities that occur after the landfill has ceased operations will be recognized on a units-of-consumption basis as airspace is consumed throughout the entire landfill. Landfill retirement obligations will be capitalized as the related liabilities are recognized and amortized using the units-of-consumption method over the airspace consumed within the capping event or the airspace consumed throughout the entire landfill, depending upon the nature of the obligation. All obligations will be initially measured at estimated fair value. Fair value will be calculated on a present value basis using the Company’s credit-adjusted, risk-free rate.

          Upon adopting SFAS No. 143, the Company will no longer record closure and post-closure expense as a component of cost of operations. Instead, amortization expense will be recorded on the capitalized portion of the obligation and accretion expense will be recorded using the effective interest method.

          Upon adoption, SFAS No. 143 requires a cumulative change in accounting for landfill obligations retroactively to the date of the inception of the landfill. Inception of the asset retirement obligation is the date operations commenced or the date of the asset was acquired. To do this, SFAS No. 143 requires the creation of the related landfill asset, net of accumulated amortization and an adjustment to the final capping, closure and post-closure liability for cumulative accretion. The adjustments that occur upon adoption are required to be accounted for as a cumulative effect of a change in accounting principle. The Company will adopt SFAS No. 143 beginning January 1, 2003, and based on current estimates, will record an after-tax expense of approximately $1.0 million as a cumulative effect of a change in accounting principle.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. Management does not believe the adoption of SFAS No. 143 will have a significant impact the Company’s financial condition or results of operations.

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements.

          In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (“FIN 45”). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for the Company on a prospective basis to guarantees issued or amended after December 31, 2002. The Company will record the fair value of future material guarantees, if any. Management does not believe the implementation of FIN 45 will have a significant impact on the Company.

          In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. Management has not determined the impact, if any, impact that the adoption of FIN 46 will have on the Company’s consolidated financial statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES—(Continued)

s. Presentation—Certain 2000 and 2001 financial statement amounts have been reclassified to conform with the 2002 presentation.

          t. Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risks consist primarily of accounts receivable.  The Company does not require collateral on its trade receivables.  Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base.  The Company establishes an allowance for doubtful accounts based on payment performance factors, historical trends and other information.

          u. Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments.  The fair value of the Company’s fixed rate facilities with Prudential Insurance Company of America using an estimate of interest rates currently available to the Company is $69.1 million at December 31, 2002.  The carrying value of the unsecured notes is $60.7 million at December 31, 2002.  The carrying amounts of the Company’s remaining bank facility, bonds and other installment notes payable approximate fair value because interest rates are primarily variable and, accordingly, approximate current market rates.

2.   BUSINESS ACQUISITIONS, ASSETS DISPOSITION AND ORGANIZATION COSTS

          Purchase Transactions—During 2001 and 2002 the Company acquired three and eight waste collection and disposal service businesses, respectively, to expand its operations. The assets acquired and liabilities assumed were accounted for by the purchase method of accounting and included the following (in thousands):

	2001	2002

Tangible Net Assets Acquired at Fair Value:
Accounts receivable	$—	$45
Property and equipment	1,596	2,363
Landfill assets	5,632	—
Accounts payable and accrued expenses	(289)	(44)
Deferred revenue	—	(106)

Total net tangible assets acquired	6,939	2,258
Intangible Assets at Fair Value:
Noncompete agreements	—	13
Customer lists, contracts and goodwill	56	3,822

Total net assets acquired at fair value	$6,995	$6,093

          On March 1, 2001, the Company acquired commercial routes in Memphis and Nashville, Tennessee; Norfolk, Virginia; Augusta, Georgia; and Pensacola, Florida for $5.0 million in cash from Allied Waste Industries, Inc.  The Memphis and Norfolk operations are tuck-ins to existing operations. Subsequently, the Augusta and Pensacola routes were sold for approximately $800,000 in cash.

          On May 15, 2001, the Company disposed of certain assets for $426,000 in cash and notes to Capital Cartage, Inc.

          On September 27, 2001, the Company acquired residential and commercial routes from Andrews Garbage Service as a tuck-in to existing operations in Crossville, Tennessee for approximately $216,000 in cash.

          On November 1, 2001, the Company acquired real estate and the permit to construct and develop a construction and demolition

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.  BUSINESS ACQUISITIONS, ASSET DISPOSITION AND ORGANIZATION COSTS—(Continued)

landfill in Holly Springs, North Carolina from Holly Springs Landfill, LLC for $5.6 million in cash.

          On April 1, 2002, the Company acquired commercial routes and related assets from Hudgins Disposal, Inc. for approximately $400,000 in cash.  This tuck-in acquisition further expands the Company’s existing operations in the Nashville, Tennessee market.

          On April 16, 2002, the Company acquired the assets of Georgia Waste and Recycling Service, LLC and GWS Waste Services, Inc. for approximately $2.4 million in cash.  This tuck-in acquisition to the Company’s existing Atlanta operations provides residential curbside and recycling service to the east and northeast counties of the metro Atlanta area.

          On April 17, 2002, the Company acquired the assets of American Disposal Service, LLC, related to its roll-off construction business located in the Memphis, Tennessee area, for approximately $300,000 in cash.  This acquisition of hauling services is a tuck-in to existing operations in the Memphis, Tennessee market.

          On May 1, 2002, the Company acquired the assets of North and South Sanitation for approximately $100,000 in cash.  This tuck-in acquisition provides rural residential routes to our existing Raleigh and Wilson, North Carolina operations.

          On June 19, 2002, the Company acquired the assets of Pelican Container Service, LLC for approximately $100,000 in cash.  This tuck-in acquisition, which provides industrial hauling service in the southern coastal counties of North Carolina, expands our customer base in the Company’s existing operations in the Wilmington, North Carolina market.

          On October 31, 2002, the Company acquired the assets of Hammock Sanitation for approximately $100,000 in cash.  This acquisition of residential and commercial routes is a tuck-in to the Company’s existing Crossville, Tennessee operations.

          On December 1, 2002, the Company acquired the assets of S & W Sanitation, located in eastern North Carolina, for approximately $50,000 in cash.  This tuck-in of residential routes will add density to the Company’s existing operations in Wilson, North Carolina.

          On December 3, 2002, the Company acquired the assets of Kellett’s Garbage, Inc., located in the Greenville, South Carolina area, for approximately $2.7 million in cash.  This acquisition of residential, recycling and commercial services expands existing services in the Company’s Easley, South Carolina operations.

          The following unaudited pro forma results of operations assume the transactions described above occurred as of January 1, 2000 after giving effect to certain adjustments, including the amortization of the excess of cost over the underlying assets (in thousands except per share data):

	2000	2001	2002

	(In Thousands, Except Per Share Data)
Total revenues	$247,188	$254,049	$254,335
Operating income	29,686	28,272	28,543
Net income	9,889	9,612	11,334
Earnings per common share:
Basic	$0.73	$0.72	$0.85
Diluted	$0.72	$0.72	$0.85

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

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2001 and 2002(in thousands):

	2001	2002

Land, land improvements and buildings	$32,452	$36,752
Landfills and associated land	77,210	78,300
Machinery and equipment	206,242	212,509
Furniture, fixtures and vehicles	5,297	5,496
In-process equipment	2	26

Total property and equipment	321,203	333,083
Less accumulated depreciation	123,929	144,186

Property and equipment, net	$197,274	$188,897

     In-process equipment includes equipment not placed in service at year end.

     Depreciation expense for the years ended December 31, 2000, 2001 and 2002 was approximately $21,898,000, $23,818,000 and $24,322,000, respectively.

     Pursuant to the provisions of SFAS No. 144, the Company recorded an impairment charge of approximately $316,000 related to certain excess equipment and vehicles that have been temporarily taken out of service.  The Company determined fair value of comparable equipment with similar lives and determined that the book value of  $1,645,000 exceeded the fair value of $1,329,000.

     Landfill costs include land held for development, representing various landfill properties with an aggregate cost of approximately $5.0 million and $6.3 million at December 31, 2001 and 2002, respectively, which is not being amortized.

4.  INTANGIBLE ASSETS

     Intangible assets primarily consist of goodwill, customer lists and noncompete and consulting agreements acquired in business combination.  Intangible assets are net of accumulated amortization.  Intangible assets as of December 31, 2001 and 2002 consisted of the following (in thousands):

	2001	2002

Goodwill	$66,272	$67,532
Customer lists	13	671
Noncompete agreements	234	135

Intangible assets	$66,519	$68,338

     Customer lists are net of accumulated amortization of  $5,000 and $39,000 at December 31, 2001 and 2002 respectively.  Noncompete agreements are net of accumulated amortization totaling $0.9 million and $1.0 million at December 31, 2001 and 2002, respectively.  Amortization expense was $2.6 million, $2.9 million and $300,000 for each of the three years in the period ended

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.  INTANGIBLE ASSETS —(Continued)

December 31, 2002.  The weighted average amortization period for customer lists and noncompete agreements are 5 years.  Amortization expense for each of the succeeding five years and thereafter is as follows:  2003-$240,000; 2004-$159,000; 2005-$150,000; 2006-$150,000; 2007-$107,000; and thereafter $0.  The aggregate amount of goodwill acquired during 2002 approximated $3.7 million.

          In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002.  A reconciliation of previously reported net income and per share amounts adjusted for the exclusion of goodwill net of the related income tax effect is as follows (In thousands, except per share amounts):

	YEARS ENDED DECEMBER 31,
	2000	2001	2002

Reported net income	$7,659	$7,382	$10,962
Add back goodwill amortization, net of taxes	1,500	1,588	—

Adjusted net income	$9,159	$8,970	$10,962

Basic Earnings Per Common Share:
Reported net income	$0.56	$0.56	$0.82
Add back goodwill amortization, net of taxes	$0.11	0.12	—

Adjusted net income	$0.67	$0.68	$0.82

Diluted Earnings Per Common Share:
Reported net income	$0.56	$0.55	$0.82
Add back goodwill amortization, net of taxes	0.11	0.12	—

Adjusted net income	$0.67	$0.67	$0.82

5.  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2001 and 2002 (in thousands):

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.   LONG-TERM DEBT— (Continued)

	2001	2002

Bank Credit Facilities:
Term Facility	$67,857	$60,714
Revolving Credit Facility	70,000	60,000
Bonds	30,855	30,855
Other installment notes payable, interest ranging from 1% to 7%	1,460	980
Present value of noncompete agreement liabilities with the former shareholders of businesses acquired due in various monthly installments	166	36

Total	170,338	152,585
Less current portion	7,498	11,710

Long-term portion	$162,840	$140,875

          The Company and all of its subsidiaries are co-borrowers of a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, formerly known as Bank Boston, N.A. (“Fleet”) acts as agent. This credit facility provides up to $200 million through November 2004. Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the Fleet credit facility. The Fleet credit facility bears interest at a rate per annum equal to, at the Company’s option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company’s funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0% to 0.5% for base rate borrowings and 1.5% to 2.5% for Eurodollar rate borrowings. The Fleet facility requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness.  The credit facility also prohibits the payment of cash dividends.  In addition, it requires the lenders’ approval of acquisitions in some circumstances. As of December 31, 2002, $60.0 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 5.60%.

          The Prudential term loan facility consists of four term loans of $25 million each. As of December 31, 2002, the Company had fully drawn three of the Prudential $25 million term facilities, leaving the Company with an uncommitted term facility of $25 million.  In 2000 the Company began principal repayments on the first $25 million term facility. The Prudential credit facilities require the Company to maintain certain financial ratios, such as debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth and net income. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Prudential term loan facilities. Interest on the three Prudential term facilities is paid quarterly, based on fixed rates of 7.28%, 6.96% and 6.84%, respectively. Of the Company’s committed Prudential facilities, $10.7 million mature in April 2006, $25 million mature in June 2008, and $25 million mature in February 2009, subject to renewal.

          On April 5, 2001, the Company closed on a variable rate development bond with Sampson County (“Sampson facility”).  As of December 31, 2001 and 2002, an aggregate of approximately $30.9 million was outstanding under the Sampson facility.  The bonds are backed by a letter of credit issued by Wachovia Bank & Trust as a participating lender under our Fleet syndication. The average interest rate on outstanding borrowings was approximately 3.9% and 3.8% at December 31, 2001 and 2002, respectively.

          As of December 31, 2002, the Company was in compliance with all covenants and restrictions relating to all outstanding borrowings.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.   LONG-TERM DEBT— (Continued)

          Annual aggregate principal maturities at December 31, 2002 are as follows (in thousands):

2003	$11,710
2004	70,728
2005	10,717
2006	10,717
2007	7,143
Thereafter	41,570

Total	$152,585

          Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was $161.5 million and $160.9 million at December 31, 2001 and 2002, respectively.

6.  LEASES

          The Company leases certain property and equipment under both capital and operating leases. Gross property and equipment recorded under capital leases and the related accumulated amortization were approximately $4.1 million and $1.2 million at December 31, 2001 and $3.8 million and $2.1 million at December 31, 2002.

          Future minimum lease payments as of December 31, 2002 for capital and operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

	Capital Leases	Operating Leases	Total

2003	$682	$1,772	$2,205
2004	—	1,453	1,536
2005	—	1,229	1,229
2006	—	1,113	1,113
2007	—	965	965
Thereafter	—	1,668	1,668

Total minimum lease payments	$682	$8,200	$8,716

Less amount representating interest (ranging from 5.25% to 6.96%)	83

	599
Less current portion	599

Long term capital lease obligation	$—

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.  LEASES — (Continued)

          The total rental expense for all operating leases for the years ended December 31, 2000, 2001 and 2002 is as follows (in thousands):

	2000	2001	2002

Buildings and sites	$1,962	$1,901	$1,973
Trucks and equipment	910	687	1,126

Total	$2,872	$2,588	$3,099

7.  SHAREHOLDERS’ EQUITY

          During 1999, the Company loaned Liberty Waste Services, LLC (“Liberty Waste”) $11,538,000 under a senior subordinated note purchase agreement due December 31, 2001. Interest was payable annually at the rate of 11% per annum. The Company also received an option to purchase (“Option”) any subsidiary of Liberty Waste that operates a landfill or a waste disposal business within a 75 miles radius of a landfill owned by one of the Liberty Waste subsidiaries or any other waste disposal business wherever located if the Company’s funds loaned under the note purchase agreement are used, directly or indirectly, to purchase, develop or operate such business (a “Business Unit”). The Option became exercisable for an 18-month period beginning July 1, 2000. The exercise price for each Business Unit will equal 75% of the Company’s market capitalization multiple times the Business Unit’s annualized EBITDA, less the Business Unit’s funded debt assumed by the Company, as defined in the note purchase agreement.

          During 2001, Liberty Waste repaid the note in full, including all accrued and unpaid interest and the option expired unexercised.

          The classification of the senior subordinated note purchase agreement from Liberty Waste as a reduction of shareholder’s equity at December 31, 2000, is based on SEC Staff Accounting Bulletin Topic 4E, Receivables from Sale of Stock, EITF Issue No. 85-1, Classifying Notes Received for Capital Stock, and Footnote 2 to APB Opinion 25, Accounting for Stock Issued to Employees. These pronouncements address the presentation of shareholder receivables arising from capital stock transactions and situations involving stock issued for nonrecourse receivables. Based on (i) Liberty Waste’s equity ownership in the Company and (ii) the nature and terms of the note purchase agreement, the Company believes these pronouncements are applicable in evaluating the substance and, consequently, appropriate classification, of the note from Liberty Waste. Accordingly, the Company classified the note purchase agreement as a deduction in shareholders’ equity.

          During 2000, 2001 and 2002, the Company issued 4,434 shares, 3,722 shares and 3,944 shares, respectively, of Company common stock with a fair value of approximately $47,000, $24,000 and $28,000, respectively, as partial compensation paid to Directors.

          During 2000 and 2001, stock options totaling 273,043 and 216,304 were exercised with net proceeds of approximately $1.4 million and $1.1 million, respectively.  No stock options were exercised during 2002.

          On September 18, 2000, the Company completed its stock repurchase program with the purchase of 1,000,500 shares of its common stock at a cost of $11.0 million. Cash for the stock repurchase program was funded by the Company’s existing revolving credit facilities.

          Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding that include, where appropriate, the assumed exercise of employee stock options.  In computing diluted earnings per share, the Company utilizes the treasury stock method.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.  SHAREHOLDERS’ EQUITY — (Continued)

          Earnings per share is calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2000	2001	2002

Numerator:
Net income	$7,659	$7,382	$10,962

Denominator:
Denominator for basic earnings per share	13,615	13,286	13,351
Effect of dilutive securities - option to purchase common stock	114	56	15

Denominator used diluted earnings per share	13,729	13,342	13,351

Basis earnings per share	$0.56	$0.56	$0.82

Diluted earnings per share	$0.56	$0.55	$0.82

Antidulitive options to purchase common stock not included in the earnings per share calculation	350	348	68

8.  DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME (LOSS)

          The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into a hedge transaction. The Company’s derivative instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  In order to qualify for hedge accounting, criteria must be met, including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows attributable to the hedged risk during the term of the hedge.  The Company utilizes only cash flows hedges. Under hedge accounting for cash flow hedges, any gains or losses on the hedge instrument are recognized as a separate component of other comprehensive income (loss).  When it is determined that a hedge is no longer effective, the Company discontinues hedge accounting, and any gains or losses on the hedge instrument are recognized in earnings.

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

          The Company measures effectiveness of the interest rate swap by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s Fleet credit facility using the hypothetical derivative method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss).  To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense.  The Fleet interest rate swap was fully effective during the twelve-month period ended December 31, 2002.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

8.  DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME (LOSS)— (Continued)

          The fair value of the Company’s interest rate swap is obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. At December 31, 2002, the fair value of the interest rate swap agreement was a liability of approximately $2.2 million.

Fuel Hedge

          The Company’s results of operations are impacted by changes in the price of diesel fuel. Because the market for derivatives in diesel fuel is limited, the Company uses heating oil option agreements to manage a portion of its exposure to fluctuations in diesel fuel prices.  During February 2002, the Company entered into an option agreement for approximately 5.5 million gallons of heating oil. This option agreement settled each month in equal notional amounts through December 31, 2002.  The Company paid a fixed price of approximately $188,000 for the option agreement, which is structured as a cap indexed to the price of heating oil.

          Under this option agreement, the Company receives payments based on the difference between actual average heating oil prices and a predetermined fixed price. This option agreement provides the Company protection from fuel prices rising above a predetermined fixed price.  In accordance with SFAS No. 133, to the extent the option agreement is effective in hedging changes in diesel fuel prices, unrealized gains and losses on these option agreements are recorded, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). To the extent the change in the fuel option agreement does not perfectly offset the change in value of diesel fuel purchases being hedged, SFAS 133 requires the ineffective portion of the hedge to immediately be recognized in the statement of operations. The Company periodically evaluates the effectiveness of this option agreement as a hedge against future purchases of diesel fuel.  If the option agreement were to become other than highly effective, the unrealized accumulated gains and/or losses would be immediately recognized in operating income. Realized gains and losses on this option agreement are recognized as a component of fuel expense in the period in which the corresponding fuel is purchased.

          For the year ended December 31, 2002, other comprehensive loss, net of reclassification adjustments consisted of unrealized loss on the cash flow hedges described above of $1,366,000, net of an income tax benefit of $853,000 for the year ended December 31, 2002.  Gross amounts of the unrealized losses and related reclassification adjustments were $2,081,000 and $715,000, respectively, net of tax.

9.  RELATED PARTY TRANSACTIONS

          Shareholder loans, included in shareholders’ equity of the accompanying consolidated balance sheets, are notes receivable from shareholders of $1,382,000 and $1,648,000 at December 31, 2001, and 2002, respectively. The notes bear interest at an annual rate of 7% and are payable on demand. The loans are full recourse obligations and are collateralized and backed by the holders’ good faith and credit to repay.  Shareholders’ receivables, included in the shareholders’ equity of the accompanying consolidated balance sheets, are from a related company owned by certain shareholders and officers of the Company.  The Company has other shareholder transactions as indicated in Note 7. No additional shareholder advances have been granted subsequent to April 30, 2002.

          One executive officer is a member of a limited liability company that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space.  The lease was entered into in June of 1999 with a term of 10 years.  Rental expense related to this lease was $468,566, $477,566 and $487,170 in 2000, 2001 and 2002, respectively, and is included in selling, general and administrative expenses in the accompanying statements of operations. The lease is on terms comparable to those with third parties.

          The Company has other related party transactions pertaining to the leasing of office space and equipment from officers of the Company and from other partnerships and corporations controlled by these officers, the sale and leasing of equipment and vehicles to affiliated companies, and the providing of management and accounting services and technical advice to other companies affiliated by common shareholder interests (other affiliated companies).  These other transactions are on terms comparable to those with third parties, and are immaterial individually and in the aggregate to the Company’s financial condition and results of operations.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.  BENEFIT PLANS

          401(K) Profit Sharing And Retirement Plan—The Company has a 401(k) Savings and Retirement Plan and Trust  for the benefit of its full-time employees who have more than one year of service and are over 21 years of age. Employees make contributions to this retirement plan under a 401(k) pre-tax contribution plan and by the Company through 401(k) matching contributions. The Company’s matching contributions to the 401(k) plan were $735,355, $737,820 and $732,945 for the years ended December 31, 2000, 2001 and 2002, respectively. Contributions by the Company are included in operating costs and expenses in the accompanying statements of operations.

          Self-insured Medical and Dental Plan—The Company has a self-insured plan for employee medical and dental benefits. The plan covers all full-time employees of the Company beginning on the 91st day of employment. The Company pays a portion of the expenses for its employees and dependents and withholds from employee’s wages additional amounts to reduce the Company's expense. As claims are processed, Cigna Healthcare requests reimbursement funds from the Company. The Company maintains stop loss coverage for the plan. The Company’s administrative expense relating to the plan for 2000, 2001 and 2002 were $291,565, $240,519 and $349,394 respectively.

11.  COMMITMENTS AND CONTINGENCIES

          Landfill closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned by the Company. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes.  Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards.  Reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company’s operating landfills by the Company accounting personnel and consultants are performed at least annually.  The impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis.

          While the precise amounts of these future obligations cannot be determined, at December 31, 2002, the Company estimates the total landfill closure and post-closure costs to range from $70.2 million to $71.9 million.  The Company provides accruals for these estimated costs as the remaining permitted airspace of landfills is consumed.  These costs are expressed in current dollars and are not discounted to reflect anticipated timing of future expenditures.   At December 31, 2001 and 2002, the Company had accrued approximately $3.8 million and $4.9 million for such costs.   Significant revisions in estimated lives of the Company’s landfills or significant increases in our estimates of landfill closure and post closure costs could have a material adverse impact on our financial condition and results of operations.

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

12.  LETTERS OF CREDIT

          At December 31, 2001 and 2002, the Company had entered into irrevocable letters of credit including performance bonds totaling approximately $25.4 million and $28.3 million, respectively. According to the terms of the $200 million Fleet facility, the availability of funds on that facility are reduced by the lesser of outstanding letters of credit or $45 million (See Note 5).  At December 31, 2001 and 2002, no amounts have been drawn under the outstanding letters of credit.

13.  STOCK OPTION PLAN

          The Company has a Stock Plan (the “Plan”) whereby a total of 1,800,000 shares of common stock are reserved for issuance under the Plan. The Plan provides for grants of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to employees (including officers and employee directors), and the Plan provides for grants of non-qualified options to employees and consultants. The Plan also allows for the grant of purchase rights. The Plan is administered by the Compensation Committee of the Board of Directors. The Plan will terminate in April 2007, unless sooner terminated by the Board of Directors. A summary of the status of the Plan as of December 31, 2000, 2001 and 2002 and changes during the years ending on those dates is as follows:

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

13.  STOCK OPTION PLAN—(Continued)

OPTION PLANS

	Shares	Weighted Average Exercise Price

Balance, January 1, 2000	764,625	$9.55
Granted	108,142	10.75
Forfeitures	(13,657)	9.05
Exercised	(273,043)	5.13

Balance, December 31 2000	586,067	11.88
Granted	217,178	6.36
Forfeitures	(101,104)	10.25
Exercised	(216,304)	5.13

Balance, December 31, 2001	485,837	12.76
Granted	145,077	6.43
Forfeitures	(31,944)	8.28

Balance, December 31, 2002	598,970	$11.51

          The following table summarizes information about the Company’s Plan at December 31, 2002:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Exercisable

				Number of Shares	Weighted Average Exercise Prices

$6.10 - $6.94	302,281	3.72	$6.44	77,817	$6.20
$8.25	5,108	3.42	$8.25	5,108	$8.25
$11.00 - $12.10	73,636	2.25	$11.12	50,627	$11.17
$15.25 - $16.78	57,087	6.25	$16.64	49,951	$16.64
$17.88	50,000	6.50	$17.88	43,750	$17.88
$19.69 - $20.81	110,858	0.36	$20.18	110,858	$20.18

	598,970			338,111

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

14.   INCOME TAXES

          The balance of deferred income tax assets and liabilities at December 31, 2001 and 2002 are as follows (in thousands):

	2001	2002

Current deferred income tax assets (liabilities) relate to:
Allowance for bad debts	$1,303	$835
Accrued vacation	203	254
Accruals to related parties	22	1
Accrued health benefits	697	—
Other accruals not currently deductible	112	8
Prepaid expenses	—	(339)

Net current deferred tax assets	$2,337	$759

Noncurrent deferred income tax assets (liabilities) relate to:
Basis and depreciation differences	$17,638	$20,275
Other	(570)	(1,334)

Net noncurrent deferred tax liabilities	$17,068	$18,941

          The components of income tax expense for the years ended December 31, 2000, 2001 and 2002 are as follows (in thousands):

	2000	2001	2002

Current income taxes:
Federal	$522	$2,769	$1,685
State	95	414	328

Total current income taxes	617	3,183	2,013
Deferred income taxes	4,496	1,061	4,304

Total	$5,113	$4,244	$6,317

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

14.   INCOME TAXES—(Continued)

          The following is a reconciliation of income taxes at the Federal statutory rate (34%) to actual taxes provided for each of the three years in the period ended December 31, 2002 (in thousands):

	2000	2001	2002

Federal tax at the statutory rate	$4,342	$3,953	$5,875
State income taxes, net of federal tax benefit	542	389	320
Other	229	(98)	122

Total	$5,113	$4,244	$6,317

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

15.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          The following table summarizes the unaudited consolidated quarterly results of operations for the fiscal years 2001 and 2002:

		FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER

		(In thousands, except per share data)
Total revenues	2001	$60,047	$64,522	$62,786	$61,940
	2002	59,977	63,640	65,027	63,184
Gross profit	2001	23,008	23,337	22,302	22,088
	2002	21,676	22,523	23,316	22,306
Net income	2001	1,192	2,096	2,023	2,071
	2002	2,321	2,696	3,176	2,769
Earnings per share:
Basic	2001	$0.09	$0.16	$0.16	$0.15
	2002	0.17	0.20	0.24	0.21
Diluted	2001	0.09	0.16	0.15	0.15
	2002	$0.17	$0.20	$0.24	$0.21
Weighted average number of shares outstanding:
Basic	2001	13,141	13,333	13,332	13,333
	2002	13,334	13,335	13,336	13,337
Diluted	2001	13,172	13,346	13,355	13,334
	2002	13,339	13,354	13,347	13,355

Pursuant to the Company’s adoption of SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, the amortization of goodwill ceased on January 1, 2002.  See Note 4.

* * * * * * * * * *

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Waste Industries USA, Inc. and Subsidiaries
Raleigh, North Carolina

          We have audited the consolidated financial statements of Waste Industries USA, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2002, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 21, 2003 (which report includes an explanatory paragraph as to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002); such report is included elsewhere in this Form 10-K.  Our audits also included the financial statement schedule of Waste Industries USA, Inc. and subsidiaries, listed in Item 14.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

RALEIGH, NORTH CAROLINA MARCH 21, 2003

S-1

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance 12/31/1999	Charges to Expense	Write-offs/ Payments	Balance 12/31/2000

Allowance for doubtful accounts	$921	$1,958	$(922)	$1,957
Accrued closure and post-closure costs	1,590	1,173	(38)	2,725

	Balance 12/31/2000	Charges to Expense	Write-offs/ Payments	Balance 12/31/2001

Allowance for doubtful accounts	$1,957	$2,017	$(1,878)	$2,096
Accrued closure and post-closure costs	2,725	1,037	—	3,762

	Balance 12/31/2001	Charges to Expense	Write-offs/ Payments	Balance 12/31/2002

Allowance for doubtful accounts	$2,096	$1,530	$(1,388)	$2,237
Accrued closure and post-closure costs	3,762	1,112	—	4,874

S-2