Form 10-Q
period 2003-03-31
WASTE INDUSTRIES USA INC
filed 2003-05-15
CIK 1125845

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2003

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

                                 YES  X  NO ___
                                     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES ___ NO X
                                           ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, No Par Value                      13,438,657 shares
                (Class)                         (Outstanding at May 14, 2003)

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                   WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                      December 31,   March 31,
                                                                         2002          2003
                                                                      ------------  ----------
ASSETS
Current assets:
   Cash and cash equivalents                                           $   1,734    $   2,374
   Accounts receivable - trade, less allowance for
       uncollectible accounts (2002 - $2,237; 2003 - $2,396)              28,200       29,187
   Accounts receivable - other                                             1,395          487
   Income taxes receivable                                                   919           --
   Inventories                                                             1,552        1,516
   Prepaid insurance                                                         494        2,031
   Prepaid expenses and other current assets (Note 5)                      3,366        3,857
   Deferred income taxes                                                     759          757
                                                                       ---------    ---------
       Total current assets                                               38,419       40,209
                                                                       ---------    ---------
Property and equipment, net                                              188,897      187,489
Intangible assets, net (Note 2)                                           68,338       71,940
Other noncurrent assets                                                    2,854        2,620
                                                                       ---------    ---------
       Total assets                                                    $ 298,508    $ 302,258
                                                                       =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                $  11,710    $  10,731
   Current maturities of capital lease obligations                           599          475
   Accounts payable - trade                                               10,501       10,226
   Acquisition related obligations                                           305          769
   Accrued interest payable                                                1,321        1,655
   Accrued wages and benefits payable                                      3,860        3,961
   Income taxes payable                                                       --           82
   Accrued expenses and other liabilities                                  5,188        6,364
   Deferred revenue                                                        1,997        2,618
                                                                       ---------    ---------
       Total current liabilities                                          35,481       36,881
                                                                       ---------    ---------
Long-term debt, net of current maturities                                140,875      142,303
Deferred income taxes                                                     18,941       18,347
Landfill closure/post-closure                                              4,022        3,908
Interest rate swap (Note 5)                                                2,219        2,147
Commitments and contingencies (Note 6)                                        --           --

Shareholders' equity:  (Note 4)
   Common stock, no par value, shares authorized - 80,000,000 shares issued and outstanding:  December 31, 2002 - 13,338,005;
        March 31, 2003 - 13,404,896                                       38,116       38,658
   Paid-in capital                                                         7,245        7,245
   Retained earnings                                                      54,623       55,743
   Accumulated other comprehensive loss, net (Note 5)                     (1,366)      (1,326)
   Shareholders' loans and other receivables                              (1,648)      (1,648)
                                                                       ---------    ---------
       Total shareholders' equity                                         96,970       98,672
                                                                       ---------    ---------
Total liabilities and shareholders' equity                             $ 298,508    $ 302,258
                                                                       =========    =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                         PART 1 - FINANCIAL INFORMATION

                   WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              2002       2003
                                                            --------   --------
Revenues:
   Service                                                  $ 59,615   $ 62,486
   Equipment                                                     362        447
                                                            --------   --------
       Total revenues                                         59,977     62,933
                                                            --------   --------
Operating costs and expenses:
   Operations                                                 38,076     40,212
   Equipment                                                     225        282
   Selling, general and administrative                         8,492      9,068
   Depreciation and amortization                               6,741      7,501
                                                            --------   --------
       Total operating costs and expenses                     53,534     57,063
                                                            --------   --------
Operating income                                               6,443      5,870
                                                            --------   --------
   Interest expense (net)                                      2,743      2,458
   Other expense (income)                                         44        (15)
                                                            --------   --------
       Total other expense, net                                2,787      2,443
                                                            --------   --------
Income before income taxes                                     3,656      3,427
Income tax expense                                             1,335      1,240
                                                            --------   --------
Income before cumulative effect of a change
   in accounting principle                                     2,321      2,187
Cumulative effect of a change in accounting
  principle, net of tax benefit of $614                           --     (1,067)
                                                            --------   --------
Net Income                                                  $  2,321   $  1,120
                                                            ========   ========

Basic and diluted earnings per share:
    Income before cumulative effect of a change in
      accounting principle                                  $   0.17   $   0.16
    Cumulative effect of a change in accounting principle         --      (0.08)
                                                            --------   --------
Net Income                                                  $   0.17   $   0.08
                                                            ========   ========

Weighted-average number of common shares outstanding
   Basic                                                      13,334     13,405
   Diluted                                                    13,339     13,418


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                         PART 1 - FINANCIAL INFORMATION

                   WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                    --------------------
                                                                      2002        2003
                                                                    --------    --------
Operating Activities:
Net income                                                          $  2,321    $  1,120
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                     6,741       7,501
     Gain on sale of property and equipment                              (10)         11
     Cumulative effect of a change in accounting principle                --       1,067
     Provision for deferred income taxes                                 170        (624)
Changes in operating assets and liabilities, net of effects
   from acquisition and disposition of related businesses             (1,072)        981
                                                                    --------    --------
       Net cash provided by operating activities                       8,150      10,056
                                                                    --------    --------

Investing Activities:
Acquisition of related businesses, net of cash acquired                   --      (4,090)
Proceeds from sale of property and equipment                             185         882
Purchases of property and equipment                                   (3,956)     (6,544)
                                                                    --------    --------
       Net cash used in investing activities                          (3,771)     (9,752)
                                                                    --------    --------

Financing Activities:
Proceeds from issuance of long-term debt                                  --       5,000
Principal payments of long-term debt                                  (1,105)     (4,550)
Principal payments of capital lease obligations                         (219)       (124)
Net proceeds from common stock issuance                                    4           5
Net proceeds from exercised options                                       --           5
                                                                    --------    --------
       Net cash provided by (used in) financing activities            (1,320)        336
                                                                    --------    --------
Increase in cash and cash equivalents                                  3,059         640
Cash and cash equivalents, beginning of period                         1,887       1,734
                                                                    --------    --------
Cash and cash equivalents, end of period                            $  4,946    $  2,374
                                                                    ========    ========

Supplemental disclosures of cash flow information:

Cash paid for interest                                              $  1,952    $  3,235
                                                                    ========    ========
Cash paid for taxes                                                 $  1,142    $    239
                                                                    ========    ========

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                   WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND RECENT DEVELOPMENTS

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect normal adjustments that are necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Developments

Purchase Acquisitions:

During the three-month period ended March 31, 2003, the Company made the following acquisition, which was accounted for as a purchase.

..    Effective January 1, 2003, the Company acquired Patriot Waste Systems for approximately $4.6 million. This tuck-in acquisition provides commercial and industrial waste collection services to existing operations in the Greensboro and Graham, North Carolina markets. The acquisition was funded with proceeds from borrowings under the Company's senior credit facility and issuance of the Company's common stock with a fair value of approximately $0.5 million.

Components of cash used for the acquisition reflected in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2003 are as follows (in thousands):

     Tangible Net Assets Acquire at Fair Value:
        Accounts receivable                           $   212
        Property and equipment                          1,772
        Liabilities assumed                                (3)
                                                      -------
            Total net tangible assets acquired          1,981
     Intangible Assets at Fair Value:
        Customer lists, contracts and goodwill          2,641
                                                      -------
            Total net assets acquired at fair value   $ 4,622
                                                      =======

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

The following unaudited pro forma results of operations for the three-month periods ended March 31, 2002 and 2003 assume the acquisition described above occurred as of January 1, 2002 (in thousands):

                                          2002           2003
                                        --------       --------
        Total revenues                  $ 63,697       $ 66,653
        Operating income                   7,654          7,081
        Net income                      $  2,876       $  1,675
        Earnings per common share:
              Basic and Diluted         $   0.22       $   0.12
                                        ========       ========

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results.

Recently Adopted and Newly Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 required the Company to change its method of accounting for landfill closure and post-closure, as well as final capping, obligations. See Notes 7 and 8 for a discussion of the Company's adoption of SFAS No. 143.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and Accounting Principles Board No. 30, Reporting the Results of Operation--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion ("Opinion") No.
30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 was effective for the Company beginning January 1, 2003. The adoption of SFAS No. 145 had no impact on the Company's financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact on the Company's financial condition or results of operations.

Effective December 31, 2002, the Company adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) of this statement were effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have an impact on the Company's results of operations or financial condition. See the interim disclosures required by SFAS No. 148 as presented below.

The Company measures compensation costs related to employee incentive stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument.

Had compensation expense for all stock options been determined consistent with SFAS No. 123, rather than Accounting Principles Board, or APB, No. 25, Accounting for Stock Issued to Employees, the Company's net income and net income per share for the three months ended March 31, 2003 and 2002 would have been recorded at the pro forma amounts indicated below:

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                        2002                 2003
                                                                      -------              -------
                   Net Income:

                   As reported                                        $ 2,321              $ 1,120
                   Deduct - total stock based compensation determined
                     under fair value based for all awards               (189)                 (90)
                                                                      -------              -------
                   Pro forma - for SFAS No. 123                       $ 2,132              $ 1,030
                                                                      =======              =======
                   Earnings per share basic and diluted:
                        As reported                                   $  0.17              $  0.08
                        Pro forma - for SFAS No. 123                  $  0.16              $  0.08

In November 2002, the FASB issued FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for the Company on a prospective basis to guarantees issued or amended after December 31, 2002. The Company will record the fair value of future material guarantees, if any. The adoption of FIN 45 had no significant impact on the Company's financial condition or results of operations.

New-Issues Accounting Pronouncement Not Yet Fully Adopted

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The Company believes that the full adoption of FIN 46 will not have a material impact on its financial condition or results of operations.

Segment Information

The Company identifies its operating segments based on geographical location. The Company considers each of its six divisions that report stand-alone financial information and have division managers that report to the Company's chief operating decision maker to be an operating segment; however, all operating segments have been aggregated together and are reported as a single segment consisting of the collection, transfer, recycling and disposal of non-hazardous solid waste primarily in the Southeastern United States. Percentages of our total service revenue attributable to services provided:

                                   Three Months Ended March 31,
                                     2002                2003
                                   --------            --------
Collection:
    Residential                          22%                 23%
    Commercial                           28%                 27%
    Industrial                           30%                 30%
Disposal                                 15%                 15%
Recycling                                 1%                  1%
Other                                     4%                  4%
                                   --------            --------
       Total service revenues           100%                100%
                                   ========            ========

Reclassifications

Certain 2002 financial statement amounts have been reclassified to conform with the 2003 presentation.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, goodwill, which had been amortized on a straight-line basis over 25 to 40 years, is no longer amortized but reviewed, at least annually, for impairment. Other intangible assets will continue to be amortized over their useful lives. The Company has determined that it operates in one reporting unit based on the current reporting structure and has assigned goodwill at the enterprise level.

The Company completed its transitional goodwill impairment test using the provisions of SFAS No. 142 as of January 1, 2002 and determined that there was no goodwill impairment.

SFAS No. 142 requires the Company to perform an annual impairment test. At least quarterly, the Company will analyze whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustments after adoption, if any, will be recognized as operating expenses. During Fiscal 2002, the Company adopted July 31, 2002 as its annual assessment date. The Company completed its annual impairment test as of July 31, 2002 and determined that there was no goodwill impairment.

Customer lists with a carrying value of $710,000 and $1,061,000 at March 31, 2002 and 2003, respectively, were net of accumulated amortization of $39,000 and $107,000, respectively. Noncompete agreements with a carrying value of $135,000 and $104,000 at December 31, 2002 and March 31, 2003, respectively, were net of accumulated amortization of $1,029,000 and $1,061,000 respectively. Amortization expense was $70,000 and $164,000 for the three-month period ended March 31, 2002 and 2003, respectively. The weighted-average amortization period for all noncompete agreements and customer lists is five years. Estimated amortization expense for each of the succeeding five years is as follows: 2003 - $98,000; 2004 - $17,000; 2005 - $86,000; 2006 - $8,000; 2007 - $4,000; and thereafter -
$0.

3. EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method.

Earnings per share is calculated as follows (in thousands, except per share amounts):


                                                                  Three Months Ended
                                                                        March 31,
                                                                  -------------------
                                                                     2002       2003
                                                                  --------   --------
   Income before cumulative effect of a change in accounting
       principle                                                  $  2,321   $  2,187
   Cumulative effect of a change in accounting principle                 -     (1,067)
                                                                  --------   --------
   Net income                                                     $  2,321   $  1,120
                                                                  ========   ========

  Denominator used for basic earnings per share -
    Weighted average number of shares outstanding                   13,334     13,405
                                                                  ========   ========

Denominator used for diluted earnings per share:
   Denominator used for basic earnings per share                    13,334     13,405
   Dilutive impact of stock options outstanding                          5         13
                                                                  --------   --------
    Weighted average number of shares outstanding                   13,339     13,418
                                                                  ========   ========

Basic and diluted earnings per share:
Income before cumulative effect of a change in
  accounting principle                                            $   0.17   $   0.16
Cumulative effect of a change in accounting principle                    -      (0.08)
                                                                  --------   --------
Net income                                                        $   0.17   $   0.08
                                                                  ========   ========

Antidilutive options to purchase common stock not included in
   earnings per share calculation                                      377        365
                                                                  ========   ========

4. SHAREHOLDERS' EQUITY

The Company issued 642 and 652 shares of Company common stock with a fair value of approximately $4,500 for each of the three-month periods ended March 31, 2002 and 2003, respectively, that were recorded as director's fees.

During the three-month period ended March 31, 2003, stock options for an aggregate of 854 shares of Company common stock were exercised with net proceeds of approximately $5,000. No stock options were exercised for the same period in 2002.

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

Interest Rate Swap

The Company entered into an interest rate swap with Fleet National Bank ("Fleet") effective January 1, 2002 to modify the interest characteristics of its outstanding long-term debt and has designated the qualifying instrument as a cash flow hedge. Under the agreement, the interest rate swap has a notional value of $50.0 million with a fixed interest rate of 4.2%. This agreement expires in November 2004.

The Company measures effectiveness of the interest rate swap by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company's Fleet credit facility using the hypothetical derivative method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of tax, in shareholders' equity as a component of accumulated other comprehensive income (loss). To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. The Fleet interest rate swap was fully effective during the three-month periods ended March 31, 2003 and 2002.

The fair value of the Company's interest rate swap is obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. The fair value of the interest rate swap agreement was a liability of approximately $2.2 million and $2.1 million at December 31, 2002 and March 31, 2003, respectively.


Fuel Hedge

The Company's results of operations are impacted by changes in the price of diesel fuel. Because the market for derivatives in diesel fuel is limited, the Company uses heating oil option agreements to manage a portion of its exposure to fluctuations in diesel fuel prices. During January 2003, the Company entered into an option agreement for approximately 1.7 million gallons of heating oil. This option agreement, which was effective February 1, 2003, settles each month in equal notional amounts through May 2003. The Company paid a fixed price of approximately $60,000 for the option agreement, which is structured as a cap indexed to the price of heating oil.

Under this option agreement, the Company receives payments based on the difference between actual average heating oil prices and a predetermined fixed price. This option agreement provides the Company protection from fuel prices rising above a predetermined fixed price. In accordance with SFAS No. 133, to the extent the option agreement is effective in hedging changes in diesel fuel prices, unrealized gains and losses on these option agreements are recorded, net of tax, in shareholders' equity as a component of accumulated other comprehensive income (loss). To the extent the change in the fuel option agreement does not perfectly offset the change in value of diesel fuel purchases being hedged, SFAS No. 133 requires the ineffective portion of the hedge to immediately be recognized in the statement of operations. The Company periodically evaluates the effectiveness of this option agreement as a hedge against future purchases of diesel fuel. If the option agreement were to become other than highly effective, the unrealized accumulated gains and/or losses would be immediately recognized in operating income. Realized gains and losses on this option agreement are recognized as a component of fuel expense in the period in which the corresponding fuel is purchased.

The fair value of this option agreement at March 31, 2003 was determined by a third party to be approximately $20,000 and has been included in prepaid expenses and other current assets. For the three-month period ended March 31, 2002 and 2003, the Company included a net loss of $34,000 and a net gain of $70,000, respectively, in cost of operations.

The components of comprehensive income (loss), net of related taxes, are as follows (in thousands):

                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
                                                        2002       2003
                                                      -------    -------

Net income                                            $ 2,321    $ 1,120
Other comprehensive income (loss) -
   Unrealized gains (losses) on cash flow hedges,
        net of deferred taxes of  $192 and ($762),
        respectively                                      333     (1,326)
                                                      -------    -------
Comprehensive income (loss)                           $ 2,654      ($206)
                                                      =======    =======

The components of unrealized gains (losses) on cash flow hedges, net of related taxes, for the periods presented are as follows (amounts in thousands):

                                                                  Three Months Ended
                                                                      March 31,
                                                                  ------------------
                                                                    2002       2003
                                                                  -------    -------
Change in unrealized gains (losses) on cash flow hedges           $   367    $(1,256)
Less: reclassification adjustment for (gains) losses
 included in net income                                                34        (70)
                                                                  -------    -------
Net change in unrealized gains (losses) on qualifying
 cash flow hedges                                                 $   333     (1,326)

6. COMMITMENTS AND CONTINGENCIES

Claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all these matters have been adequately provided for, are adequately covered by insurance, or are of such kind that, if disposed of unfavorably, would not have a material adverse effect on the Company's financial condition or results of operations.

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


7. ADOPTION OF SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The following table summarizes the pro forma impact to income before cumulative effect of the change in accounting principle and earnings per common share for the three-month period ended March 31, 2002 of the accounting change implemented beginning January 1, 2002 (in thousands, except per share amounts).

                                                             Three Months Ended
                                                               March 31, 2002
                                                              ---------------

Reported net income before cumulative effect of a change in
   accounting principle                                       $         2,321
Adoption of SFAS No. 143, net of tax                                     (140)
                                                              ---------------
Pro forma net income before cumulative effect of a change in
   accounting principle                                       $         2,181
                                                              ===============

Basic and diluted earnings per common share:
Reported net income before cumulative effect of a change in
   accounting principle                                       $          0.17
Adoption of SFAS No. 143, net of tax                                    (0.01)
                                                              ---------------
Pro forma net income before cumulative effect of a change in
   accounting principle                                       $          0.16
                                                              ===============


In connection with the adoption of SFAS No. 143, the Company recorded approximately $1.1 million, net of taxes, or $0.08 per diluted share, for the three-month period ended March 31, 2003 as a charge to cumulative effect of change in accounting principle. The effect of applying the provisions of SFAS No. 143 was a reduction in income for the three-month period ended March 31, 2003 of approximately $200,000, net of taxes, or $0.01 per diluted share.

Effective January 1, 2003, the Company's method of accounting for landfill closure and post-closure, as well as landfill final capping, changed as a result of its adoption of SFAS No. 143. SFAS No. 143 does not change the basic landfill accounting that the Company and others in the industry have followed historically. Through December 31, 2002, the waste industry generally recognized expenses associated with (i) amortization of capitalized and future landfill asset costs and (ii) future closure and post-closure obligations on a units-of-consumption basis as airspace was consumed over the life of the related landfill. This practice, referred to as life cycle accounting within the waste industry, continues to be followed. The table below compares the Company's historical practices and current practices of accounting for landfill final capping, closure and post-closure activities.

   ---------------------------------------------------------------------------------------------------------------
        Description                       Historical Practice                        Current Practice
                                                                               (Effective January 1, 2003)
   ---------------------------------------------------------------------------------------------------------------
   Definitions:

    Final Capping      Capital asset related to installation of flexible       Reflected as an asset retirement
                       membrane and geosynthetic clay liners, drainage         obligation, on a discounted basis,
                       and compacted soil layers and topsoil constructed       rather than a capital asset
                       over areas of landfill where total airspace capacity
                       has been consumed

   ---------------------------------------------------------------------------------------------------------------
    Closure            Includes last final capping event, final portion of     No change, except that last final
                       methane gas collection system to be constructed,        capping event of each landfill will
                       demobilization, and the routine maintenance costs       be treated as a part of final
                       incurred after site ceases to accept waste, but prior   capping
                       to being certified as closed

   ---------------------------------------------------------------------------------------------------------------

    Post-closure       Includes routine monitoring and maintenance of a        No change
                       landfill after it has closed, ceased to accept waste
                       and been certified as closed by the applicable state
                       regulatory agency

   ---------------------------------------------------------------------------------------------------------------

   -----------------------------------------------------------------------------------------------------------------------
   Discount Rate:      Landfill final capping, closure and post-closure           Credit-adjusted, risk-free rate
                       obligations were not discounted                            (8.00% at January 1, 2003)

   -----------------------------------------------------------------------------------------------------------------------
   Cost Estimates:     Costs were estimated based on performance, principally     No change, except that the cost
                       by third parties, with a small portion performed by        of any activities performed
                       the Company                                                internally must be increased to
                                                                                  represent an estimate of the
                                                                                  amount a third party would charge
                                                                                  to perform such activity

   -----------------------------------------------------------------------------------------------------------------------
   Inflation:          Landfill final capping, closure and post-closure           Inflation rate of 2.5% effective
                       liabilities were not inflated to period of performance     January 1, 2003

   -----------------------------------------------------------------------------------------------------------------------
   Recognition of      Costs were capitalized as spent, except for the last       All final capping is recorded
   Assets and          final capping event that occurs after the landfill         as a liability and asset when
   Liabilities:        closes, which was accounted for as part  of closure;       incurred; the discounted cash
                       spending was included in capital expenditures              flow associated with each final
   Final Capping       within investing activities in the statement               capping event is recorded to the
                       of cash flows                                              accrued liability with a corresponding
                                                                                  increase to landfill assets as airspace
                                                                                  is consumed related to the specific
                                                                                  final capping event; spending is
                                                                                  reflected as a change in liabilities
                                                                                  within operating activities in the
                                                                                  statement of cash flows
   -----------------------------------------------------------------------------------------------------------------------

   ----------------------------------------------------------------------------------------------------------
        Description                       Historical Practice                         Current Practice
                                                                                (Effective January 1, 2003)
   ----------------------------------------------------------------------------------------------------------
   Statement of
   Operations Expense:

   Liability accrual     Expense charged to cost of operations at same           Not applicable
                         amount accrued to liability

   ----------------------------------------------------------------------------------------------------------
   Landfill asset        Not applicable for landfill closure and post closure    Landfill asset is amortized
   amortization          obligations                                             to depreciation and
                                                                                 amortization expense as
                                                                                 airspace is consumed over
                                                                                 life of specific final
                                                                                 capping event or life of
                                                                                 landfill for closure and
                                                                                 post-closure

   ----------------------------------------------------------------------------------------------------------
   Accretion             Not applicable as landfill final capping, closure      Expense, charged to cost of
                         and post-closure obligations were not discounted       operations, is accreted at
                                                                                credit-adjusted, risk-free
                                                                                rate (8.00%) under the
                                                                                effective interest method
   ----------------------------------------------------------------------------------------------------------

We amortize landfill retirement costs arising from closure and post-closure obligations, which are capitalized as part of the landfill asset, using our historical landfill accounting practices. We amortize landfill retirement costs arising from final capping obligations, which are also capitalized as part of the landfill asset, on a units-of-consumption basis over the number of tons of waste that each final capping event covers.

8. LANDFILLS

The Company has material financial commitments for final capping, closure and post-closure obligations with respect to its landfills. The Company developed its estimates of final capping, closure and post-closure obligations using input from its third party engineers and internal accounting. The Company's estimates are based on its interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques in accordance with Statement of Financial Accounting Concepts No. 7, Using Cash Flow and Present Value in Accounting Measurements. In general, the Company relies on third parties to fulfill most of its obligations for final capping, closure and post-closure. Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work. The Company intends to perform some of these capping, closure and post-closure obligations using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, the Company has added a profit margin onto the estimated cost of such services to better reflect its fair market value as required by SFAS No.
143. When the Company then performs these services internally, the added profit margin is recognized as a component of operating income in the period earned. SFAC No. 7 further states that an estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In this situation, SFAC No. 7 indicates that it is not necessary to consider a market risk premium in the determination of expected cash flows. In the waste industry, there is not an active market that can be utilized to determine the fair value of these activities, as there is no market that exists for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, the Company believes that it is not possible to develop a methodology to reliably estimate a market risk premium and has excluded a market risk premium from the Company's determination of expected cash flows for landfill asset retirement obligations in accordance with SFAC No. 7.

Once the Company has determined the estimates of final capping, closure and post-closure obligations, the Company then inflates those costs to the expected time of payment and discounts those expected future costs back to present value. The Company is currently inflating these costs in current dollars until expected time of payment using an inflation rate of 2.5% and is discounting these costs to present value using a credit-adjusted, risk-free discount rate of

8.00%. The credit-adjusted, risk-free rate is based on the risk-free interest rate adjusted for the Company's credit standing. Management reviews these estimates at least once per year. Significant changes in future final capping, closure and post-closure cost estimates and inflation rates typically result in both (i) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill's capacity that has been consumed, and (ii) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any change related to the capitalized and future cost of the landfill asset is then recognized in amortization expense prospectively over the remaining capacity of the landfill. Changes in the Company's credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

The Company records the estimated fair value of final capping, closure and post-closure obligations for its landfills based on the landfills' capacity that has been consumed through the current period. This liability and corresponding asset is accrued on a per-ton basis. The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill. Additionally, the estimated fair value of total final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Closure and post-closure accruals consider estimates for methane gas control, leachate management and ground-water monitoring and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure. Daily maintenance activities, which include many of these costs, are incurred during the operating life of the landfill and are expensed as incurred. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill cap; fence and road maintenance; and third party inspection and reporting costs. For purchased disposal sites, the Company assesses and records present value-based final capping, closure and post-closure obligations at the time the Company assumes such responsibilities. Such liabilities are based on the estimated final capping, closure and post-closure costs and the percentage of airspace consumed related to such obligations as of the date the Company assumed the responsibility. Thereafter, the Company accounts for the landfill and related final capping, closure and post-closure obligations consistent with the policy described above.

Interest accretion on final capping, closure and post-closure obligations is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in operating costs on the income statement.

In the United States, the closure and post-closure obligations are established by the EPA's Subtitles C and D regulations, as implemented and applied on a state-by-state basis. The costs to comply with these obligations could increase in the future as a result of legislation or regulation.

Liabilities for final capping, closure and post-closure costs consisted of the following at the dates presented (in thousands):

                                               December 31,                                 March 31,
                                                  2002                                        2003
                                 ---------------------------------------      -------------------------------------
                                    Final       Closure/                         Final      Closure/
                                   Capping    Post-closure    Total             Capping   Post-closure    Total
                                   -------    ------------    -----             -------   ------------    -----
Current (in accrued liabilities)   $   361      $    92      $   453             $   144    $      -      $   144
Long-term                            2,355        1,214        3,569               3,758           6        3,764
                                 ---------------------------------------      -------------------------------------
                                   $ 2,716      $ 1,306      $ 4,022             $ 3,902    $      6      $ 3,908
                                 =======================================      =====================================

The changes to landfill liabilities were as follows for the periods presented (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             2002       2003
                                                           -------    -------
Beginning balance                                          $ 3,090    $ 4,022
Cumulative effect of change in accounting principle              -       (111)
Obligations incurred                                           232        245
Obligations settled                                            (30)      (354)
Interest accretion                                               -        106
                                                           -------    -------
Ending balance                                             $ 3,292    $ 3,908
                                                           =======    =======

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. Some matters discussed in this Management's Discussion and Analysis are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated, including general economic conditions, the ability to manage growth, the availability and integration of acquisition targets, competition, geographic concentration, weather conditions, government regulation and others set forth in our Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Waste Industries USA, Inc. is a regional, vertically-integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. As of March 31, 2003, we operated 40 collection operations, 27 transfer stations, approximately 90 county convenience drop-off centers, eight recycling facilities and 11 landfills in the southeastern United States. We had revenues of $251.8 million and operating income of $27.7 million for the year ended December 31, 2002, and revenues of $62.9 million and operating income of $5.9 million for the three-month period ended March 31, 2003.

Our presence in growth markets in the southeastern United States, including North Carolina, Georgia and Virginia, has supported our internal growth. In addition, from 1990 through the three-month period ended March 31, 2003, we acquired 70 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern United States and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our density should improve, which we expect will increase our collection efficiencies and profitability.

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

At March 31, 2003, we operated approximately 90 convenience sites under contract with 13 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At March 31, 2003, we also operated eight recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity pricing risk by spreading the risk among our customers. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At March 31, 2003, we owned, operated or transferred from 27 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At March 31, 2003, we operated 11 landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the equipment that we resell.

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

Critical Accounting Policies

We have established various accounting policies in accordance with accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. Accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of our assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions that could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

Adoption of SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143")

Effective January 1, 2003, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In connection with the adoption of SFAS No. 143, we recorded approximately $1.1 million, net of taxes, or $0.08 per diluted share, in the first quarter of 2003 as a charge to cumulative effect of a change in accounting principle. The effect of applying the provisions of SFAS No. 143 was a reduction in income for the three months ended March 31, 2003 of approximately $200,000, net of taxes, or $0.01 per diluted share.

Effective January 1, 2003, our method of accounting for landfill closure and post-closure, as well as landfill final capping, changed as a result of our adoption of SFAS No. 143. SFAS No. 143 does not change the basic landfill accounting that we and others in the industry have followed historically. Through December 31, 2002, the waste industry generally recognized expenses associated with (i) amortization of capitalized and future landfill asset costs and

(ii) future closure and post-closure obligations on a units-of-consumption basis as airspace was consumed over the life of the related landfill. This practice, referred to as life cycle accounting within the waste industry, continues to be followed. The table below compares our historical practices and current practices of accounting for landfill final capping, closure and post-closure activities.

   ----------------------------------------------------------------------------------------------------------------------

            Description                       Historical Practice                         Current Practice
                                                                                     (Effective January 1, 2003)
   ----------------------------------------------------------------------------------------------------------------------
   Definitions:

   Final Capping                Capital asset related to installation of         Reflected as an asset
                                 flexible membrane and geosynthetic clay          retirement obligation, on a
                                 liners, drainage and compacted soil layers       discounted basis,  rather than
                                 and topsoil constructed over areas of a          capital asset
                                 landfill where total airspace capacity has
                                 been consumed
   ----------------------------------------------------------------------------------------------------------------------

   Closure                       Includes last final capping event, final         No change, except that last
                                 portion of methane gas  collection system to     final capping event of each
                                 be constructed, demobilization, and  the         landfill will be treated as a
                                 routine maintenance costs incurred after site    part of final capping
                                 ceases to accept waste, but prior to being
                                 certified as closed

   ----------------------------------------------------------------------------------------------------------------------

   Post-closure                  Includes routine monitoring and maintenance      No change
                                 of a landfill after it has closed, ceased
                                 to accept waste and been certified as closed by
                                 the applicable state regulatory agency

   ----------------------------------------------------------------------------------------------------------------------

   Discount Rate:                Landfill final capping, closure and              Credit-adjusted, risk-free
                                 post-closure obligations were not discounted     rate (8.00% at January 1,
                                                                                  2003)

   ----------------------------------------------------------------------------------------------------------------------

   Cost Estimates:               Costs were estimated based on performance,       No change, except that the
                                 principally by third parties, with a small       cost of any activities
                                 portion performed by the Company                 performed internally must be
                                                                                  increased to represent an
                                                                                  estimate of the amount a
                                                                                  third party would charge to
                                                                                  perform such activity

   ----------------------------------------------------------------------------------------------------------------------

   Inflation:                    Landfill final capping, closure and              Inflation rate of 2.5%
                                 post-closure liabilities were not inflated to    effective January 1, 2003
                                 period of performance

   ----------------------------------------------------------------------------------------------------------------------
   Recognition of Assets and
   Liabilities:

                                 Costs were capitalized as spent, except for      All final capping is recorded
   Final Capping                 the last final capping event that occurs         as a liability and asset when
                                 after the landfill closes, which was             incurred; the discounted cash
                                 accounted for as part of closure; spending       flow associated with each
                                 was included in capital expenditures within      final capping event is
                                 investing activities in the statement of cash    recorded to the accrued
                                 flows                                            liability with a corresponding
                                                                                  increase to landfill assets as
                                                                                  airspace is consumed related
                                                                                  to the specific final capping
                                                                                  event; spending is reflected
                                                                                  as a change in liabilities within
                                                                                  operating activities in the
                                                                                  statement of cash flows
   ----------------------------------------------------------------------------------------------------------------------

    -----------------------------------------------------------------------------------------------------------------------

            Description                       Historical Practice                       Current Practice
                                                                                  (Effective January 1, 2003)

    -----------------------------------------------------------------------------------------------------------------------
    Statement of Operations
    Expense:

    Liability accrual            Expense charged to cost of operations at         Not applicable
                                 same amount accrued to liability

    -----------------------------------------------------------------------------------------------------------------------

    Landfill asset amortization  Not applicable for landfill closure and post     Landfill asset is amortized
                                 closure obligations                              to depreciation and
                                                                                  amortization expense as
                                                                                  airspace is consumed over
                                                                                  life of specific final
                                                                                  capping event or life of
                                                                                  landfill for closure and
                                                                                  post-closure


    -----------------------------------------------------------------------------------------------------------------------

    Accretion                    Not applicable as landfill final capping,        Expense, charged to cost of
                                 closure and post-closure  obligations were not   operations, is accreted at
                                 discounted                                       credit-adjusted, risk-free
                                                                                  rate (8.00%) under the
                                                                                  effective interest method

    -----------------------------------------------------------------------------------------------------------------------

We amortize landfill retirement costs arising from closure and post-closure obligations, which are capitalized as part of the landfill asset, using our historical landfill accounting practices. We amortize landfill retirement costs arising from final capping obligations, which are also capitalized as part of the landfill asset, on a units-of-consumption basis over the number of tons of waste that each final capping event covers.

Landfills

We have material financial commitments for final capping, closure and post-closure obligations with respect to our landfills. We develop our estimates of final capping, closure and post-closure obligations using input from our third-party engineers and internal accounting. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques in accordance with Statement of Financial Accounting Concepts No. 7, Using Cash Flow and Present Value in Accounting Measurements. In general, we rely on third parties to fulfill most of our obligations for final capping, closure and post-closure. Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work. We intend to perform some of these capping, closure and post-closure obligations using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, we have added a profit margin onto the estimated cost of such services to better reflect their fair market value as required by SFAS No. 143. When we then perform these services internally, the added profit margin is recognized as a component of operating income in the period earned. SFAC No. 7 further states that an estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In this situation, SFAC No. 7 indicates that it is not necessary to consider a market risk premium in the determination of expected cash flows. In the waste industry, there is not an active market that can be utilized to determine the fair value of these activities as there is no market that exists for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, we believe that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flows for landfill asset retirement obligations in accordance with SFAC No. 7.

Once we have determined the estimates of final capping, closure and post-closure obligations, we then inflate those costs to the expected time of payment and discount those expected future costs back to present value. The Company is currently inflating these costs in current dollars until expected time of payment using an inflation rate of 2.5% and is discounting these costs to present value using a credit-adjusted, risk-free discount rate of 8.00%. The credit-adjusted, risk-free rate is based on the risk-free interest rate adjusted for our credit standing. Management reviews these estimates at least once per year. Significant changes in future final capping, closure and post-closure cost estimates and inflation rates typically result in both (i) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill's capacity that has been consumed, and (ii) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any change related to the capitalized and future cost of the landfill asset is then recognized in amortization expense prospectively over the remaining capacity of the landfill. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

We record the estimated fair value of final capping, closure and post-closure obligations for our landfills based on the landfills' capacity that has been consumed through the current period. This liability and corresponding asset is accrued on a per-ton basis. The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill. Additionally, the estimated fair value of total final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Closure and post-closure accruals consider estimates for methane gas control, leachate management and ground-water monitoring and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure. Daily maintenance activities, which include many of these costs, are incurred during the operating life of the landfill and are expensed as incurred. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill cap; fence and road maintenance; and third party inspection and reporting costs. For purchased disposal sites, we assess and record present value-based final capping, closure and post-closure obligations at the time we assume such responsibilities. Such liabilities are based on the estimated final capping, closure and post-closure costs and the percentage of airspace consumed related to such obligations as of the date we assumed the responsibility. Thereafter, we account for the landfill and related final capping, closure and post-closure obligations consistent with the policy described above.

Interest accretion on final capping, closure and post-closure obligations is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in operating costs on the income statement.

In the United States, the closure and post-closure obligations are established by the EPA's Subtitles C and D regulations, as implemented and applied on a state-by-state basis. The costs to comply with these obligations could increase in the future as a result of legislation or regulation.

Three-Month Period Ended March 31, 2003 vs. Three-Month Period Ended March 31, 2002

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed statements of operations.

                                                                    Three Months Ended
                                                                         March 31,
                                                                  -----------------------
                                                                    2002          2003
                                                                  ---------     ---------
     Total revenues                                                   100.0%        100.0%
     Service                                                           99.4%         99.3%
     Equipment                                                          0.6%          0.7%
                                                                  ---------     ---------

     Total cost of operations                                          63.9%         64.3%
     Selling, general and administrative                               14.2%         14.4%
     Depreciation and amortization                                     11.2%         11.9%
                                                                  ---------     ---------
     Operating income                                                  10.7%          9.4%
                                                                  ---------     ---------

     Interest expense (net)                                             4.5%          3.9%
     Other expense (income)                                             0.1%          0.0%
                                                                  ---------     ---------

     Income before income taxes                                         6.1%          5.5%
     Income taxes                                                       2.2%          2.0%
                                                                  ---------     ---------
     Net income before cumulative effect of a change in
        accounting principle, net                                       3.9%          3.5%
     Cumulative effect of a change in accounting principle              0.0%         -1.7%
                                                                  ---------     ---------

     Net income                                                         3.9%          1.8%
                                                                  =========     =========

REVENUES. Total revenues increased approximately $3.0 million, or 4.9%, for the three-month period ended March 31, 2003, compared to the same period in 2002. The increase was attributable to the effect of eight businesses and contracts acquired during the year ended December 31, 2002 and one business during the three-month period ended March 31, 2003, resulting in an increase of approximately $2.0 million, an increase of approximately $1.0 million in disposal revenue and an increase in annexation fees, fuel surcharges and other miscellaneous revenue of approximately $1.0 million, offset by a decrease of approximately $1.0 million in transfer station hauling revenue due to our outsourcing those services, compared to the same period in 2002.

TOTAL COST OF OPERATIONS. Total cost of operations increased $2.2 million, or 5.7% for the three-month period ended March 31, 2003, compared to the same period in 2002. The increase was primarily attributed to increased disposal and transfer expenses of approximately $1.1 million, fuel costs of approximately $0.4 million, property, repairs and maintenance of approximately $0.3 million, casualty and worker compensation insurance of $0.2 million and landfill site maintenance of approximately $0.2 million. These increases are primarily due to the increased volume attributed to the effect of eight businesses acquired during 2002 and the one business acquired during the three-month period ended March 31, 2003. Total cost of operations as a percentage of revenues increased to 64.3% from 63.9% for the three-month period ended March 31, 2003 as compared to the same period in 2002.

SG&A. SG&A increased $0.6 million, or 6.8%, for the three-month period ended March 31, 2003, compared with the same period in 2002. For the three-month period ended March 31, 2003, the increase was primarily attributable to increased labor costs of $0.3 million, increased bad debt expense of $0.2 million and increased professional fees of $0.1 million compared to the same period in 2002. SG&A as a percentage of revenues increased to 14.4% from 14.2% for the three-month period ended March 31, 2003 as compared to the same period in 2002.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.8 million, or 11.3%, for the three- month period ended March 31, 2003, compared to the same period in 2002. Depreciation and amortization, as a percentage of revenues, increased to 11.9% from 11.2% for the three-month period ended March 31, 2003 and 2002. The primary component of this increase was the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. In accordance with SFAS No. 143, effective January 1, 2003, landfill assets are amortized to depreciation and amortization expense as airspace is consumed over the life of specific final capping event or the life of the landfill for closure and post-closure.

INTEREST EXPENSE. Interest expense (net of interest income) decreased $0.3 million, or 10.4%, for the three-month period ended March 31, 2003 compared to the same period in 2002. This decrease is primarily attributable to lower debt levels of $153.5 million during the three months ended March 31, 2003 compared to $170.3 million during the three months ended March 31, 2002, The overall decrease in interest expense was partially offset by a 40 basis point increase in the cost of borrowings during the three-month period ended March 31, 2003 compared to the same period in 2002.

INCOME TAX EXPENSE. Income tax expense decreased $95,000, or 7.1%, for the three-month period ended March 31, 2003, compared to the same period in 2002 due to a decrease in income before taxes.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 2003, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result, for the three-month period ended March 31, 2003, we recognized a cumulative effect of a change in accounting principle of $1.1 million (net of tax benefit of $0.6 million). For a discussion of SFAS No. 143, see "RESULTS OF OPERATIONS - Critical Accounting Policies".

NET INCOME. Net income decreased $1.2 million, or 51.7%, for the three-month period ended March 31, 2003, compared to the same period in 2002. The decrease was primarily related to increases in cost of operations, SG&A, depreciation and amortization and a charge for a cumulative effect of a change in accounting principle, which offset our total revenues.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at March 31, 2003 was $3.3 million compared to $2.9 million at December 31, 2002. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facilities and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2003. Prior to 2000, we had fully drawn upon our three $25.0 million term facilities with Prudential Insurance Company of America. In 2000, we began principal repayments on the first $25.0 million term facility. The Prudential facilities require us to maintain financial ratios, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.53%, 7.21% and 7.09%, respectively, and the facilities mature as follows: $10.7 million in April 2006, $25.0 million in June 2008 and $25.0 million in February 2009, subject to renewal.

We maintain a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, formerly known as BankBoston, N.A., acts as agent. This credit facility provides up to $200.0 million through November 2004. Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Fleet credit facility. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The Fleet credit facility bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from 0.25% to 0.75% for base rate borrowings and 1.75% to 2.75% for Eurodollar rate borrowings. The Fleet facility requires us to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders' approval of acquisitions in some circumstances. As of March 31, 2003, an aggregate of approximately $65.0 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 3.7%.

We currently hold a variable rate development bond with Sampson County ("Sampson facility") of income tax exempt funding. As of March 31 2003, an aggregate of approximately $30.9 million was outstanding under the Sampson facility. The bonds are backed by a letter of credit issued by Wachovia Bank & Trust as a participating lender under our Fleet syndication. The average interest rate on outstanding borrowings under the Sampson facility was approximately 3.8% at March 31, 2003.

As of March 31, 2003, we had the following contractual obligations and commercial commitments (in thousands):

                                                                             PAYMENTS DUE BY PERIOD
                                                    -----------------------------------------------------------------------

Contractual                                                       Less Than
Obligations                                           Total         1 Year      1 to 3 Years   4 to 5 Years    Over 5 Years
-------------------------                           ---------     ---------     ------------   ------------    ------------
Long-term debt (1)                                  $ 153,034     $   7,169     $     97,152   $     17,856    $     30,855
Expected aggregate environmental liabilities(2)        91,238           410            5,186            262          85,379
Operating leases                                        7,882         1,776            2,761          1,967           1,378
Capital leases                                            475           475                -              -               -
                                                    ---------     ---------     ------------   ------------    ------------
Total contractual cash
Obligations                                         $ 252,629     $   9,830     $    105,099   $     20,085    $    117,612
                                                    =========     =========     ============   ============    ============

  (1) As of March 31, 2003, our Fleet credit facility allows us to borrow up to $200 million provided our loan covenants are maintained.

  (2) Environmental liabilities are based on current costs and include final closure, post closure and environmental remediation costs

                                                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                              -----------------------------------------------------------------------------

Commercial                    Total Amounts    Less Than
Commitments                     Committed        1 Year      1 to 3 Years     4 to 5 Years     Over 5 Years
-----------                   -------------    ----------    ------------     ------------     ------------
Standby letters of credit     $      10,224    $   10,224    $          -     $          -     $          -
Performance bonds                     3,530         2,230           1,300                -                -
                              -------------    ----------    ------------     ------------     ------------
Total commercial
Commitments                   $      13,754    $   12,454    $      1,300     $          -     $          -
                              =============    ==========    ============     ============     ============

Net cash provided by operating activities increased $1.9 million to $10.1 million for the three-month period ended March 31, 2003, compared to net cash provided by operating activities of $8.2 million for the three-month period ended March 31, 2002. Cash provided consisted of income from operations and cash generated from changes in operating assets and liabilities.

Net cash used in investing activities increased $6.0 million to $9.8 million for the three-month period ended March 31, 2003, compared to $3.8 million for the three-month period ended March 31, 2002. The increase in cash used related to an increase in acquisition of related businesses of $4.1 million and an increase in capital expenditures of $2.6 million.

We currently expect capital expenditures for 2003 to be approximately $32.4 million, compared to $18.2 million in 2002. In 2003, we expect to use approximately $8.7 million for vehicle and equipment additions and replacements, approximately $13.2 million for landfill site and cell development, approximately $7.1 million for support equipment and approximately $3.4 million for facilities, additions and improvements. We expect to fund our planned 2003 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal business, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

Net cash provided in financing activities totaled $0.3 million for the three-month period ended March 31, 2003, compared to $1.3 million used by financing activities for the three-month period ended March 31, 2002. Borrowings (repayments) of long-term debt were $0.5 million and $(1.1) million for the three-month periods ended March 31, 2003 and 2002, respectively.

At March 31, 2003, we had approximately $153.5 million of total borrowings outstanding (including capital lease obligations) and approximately $10.2 million in letters of credit. At March 31, 2003, the ratio of our total debt (including capital lease obligations) to total capitalization was 60.9%, compared to 61.2% at December 31, 2002.

Accounts receivable increased approximately $1.0 million to $29.2 million at March 31, 2003 from $28.2 million at December 31, 2002 due primarily to increased revenues of $3.0 million offset by cash collections.

Prepaid insurance increased approximately $1.5 million to $2.0 million at March 31, 2003 from $0.5 million at December 31, 2002 due primarily to the prepayment of our annual insurance premium for auto liability and physical damage coverage and workers' compensation coverage.

Accrued expenses and other liabilities increased approximately $1.3 million to $5.6 million at March 31, 2003 from $4.3 million at December 31, 2002 due primarily to an increase of $0.5 million in accrued expenses related to the settlement of acquisitions, an increase of $0.3 million in accrued interest, an increase of $0.2 million in accrued property tax, an increase of $0.2 million for property and casualty insurance and an increase of $0.1 million in accrued employee benefits.

Recently Adopted and Newly Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2003, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 required us to change our method of accounting for landfill closure and post-closure, as well as final capping, obligations. See "RESULTS OF OPERATIONS - Critical Accounting Policies," for a discussion of our adoption of SFAS No. 143.

Effective January 1, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and Accounting Principles Board No. 30, Reporting the Results of Operation--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 did not have a material impact on our results of financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion ("Opinion") No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 was effective for us beginning January 1, 2003. The adoption of SFAS No. 145 had no impact on our financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact on our financial condition or results of operations.

Effective December 31, 2002, we adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS

No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) of this statement were effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have an impact on our results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for us on a prospective basis to guarantees issued or amended after December 31, 2002. We will record the fair value of future material guarantees, if any. The adoption of FIN 45 had no significant impact on our financial condition or results of operations.

New-Issues Accounting Pronouncement Not Yet Fully Adopted

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. We do not believe the full adoption of FIN 46 will have a material impact on our financial condition or results of operations.

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

Our results of operations are impacted by changes in the price of diesel fuel. Because the market for derivatives in diesel fuel is limited, we use heating oil option agreements to manage a portion of our exposure to fluctuations in diesel fuel prices. During January 2003, we entered into an option agreement for approximately 1.7 million gallons of heating oil. This option agreement, which was effective February 1, 2003, settles each month in equal notional amounts through May 2003. We paid a fixed price of approximately $60,000 for the option agreement, which is structured as a cap indexed to the price of heating oil.

ITEM 4. CONTROLS AND PROCEDURES

(a) Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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


Dated: May 15, 2003                  Waste Industries USA, Inc.
                                     (Registrant)

                                By:  /s/ Jim W. Perry
                                     --------------------------------------

                                     Jim W. Perry
                                     President and Chief Executive Officer



Dated: May 15, 2003                  Waste Industries USA, Inc.
                                     (Registrant)

                                By:  /s/ D. Stephen Grissom
                                     --------------------------------------

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003               By:             /s/ Jim W. Perry
       ----------------                   -------------------------------------
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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                c. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003                 By:          /s/ D. Stephen Grissom
       ----------------                    -------------------------------------
                                                     D. Stephen Grissom
                                                   Chief Financial Officer

WASTE INDUSTRIES USA, INC.
EXHIBIT INDEX
First Quarter 2003

Exhibit Number          Exhibit Description
--------------          -------------------

Exhibit 99.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002