Form 10-Q
period 2003-06-30
WASTE INDUSTRIES USA INC
filed 2003-08-14
CIK 1125845

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	13,440,501 shares
(Class)	(Outstanding at August 14, 2003)

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2002	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,734	$—
Accounts receivable—trade, less allowance for uncollectible accounts (2002—$2,237; 2003—$2,449)	28,200	29,825
Accounts receivable—other	1,395	584
Income taxes receivable	919	—
Inventories	1,552	1,427
Prepaid insurance	494	2,123
Prepaid expenses and other current assets	3,366	3,519
Deferred income taxes	759	753

Total current assets	38,419	38,231

Property and equipment, net	188,897	188,721
Intangible assets, net (Note 2)	68,338	72,736
Other noncurrent assets	2,854	3,389

Total assets	$298,508	$303,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$11,710	$14,014
Current maturities of capital lease obligations	599	356
Accounts payable—trade	10,501	10,530
Acquisition related obligations	305	859
Accrued interest payable	1,321	991
Accrued wages and benefits payable	3,860	3,961
Income taxes payable	—	700
Accrued expenses and other liabilities	5,188	5,796
Deferred revenue	1,997	2,710

Total current liabilities	35,481	39,917

Long-term debt, net of current maturities	140,875	135,764
Deferred income taxes	18,941	19,355
Closure/post-closure liabilities	4,022	4,546
Interest rate swap (Note 5)	2,219	1,988
Commitments and contingencies (Note 6)	—	—

Shareholders’ equity: (Note 4)
Common stock, no par value, shares authorized—80,000,000 shares issued and outstanding: December 31, 2002—13,338,005; June 30, 2003—13,440,501	38,116	38,665
Paid-in capital	7,245	7,245
Retained earnings	54,623	58,464
Accumulated other comprehensive loss, net (Note 5)	(1,366)	(1,219)
Shareholders’ loans and other receivables	(1,648)	(1,648)

Total shareholders’ equity	96,970	101,507

Total liabilities and shareholders’ equity	$298,508	$303,077

See Notes to Unaudited Condensed Consolidated Financial Statements.

PART 1—FINANCIAL INFORMATION

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenues:
Service	$63,347	$65,499	$122,962	$127,985
Equipment sales	293	286	655	733

Total revenues	63,640	65,785	123,617	128,718

Operating costs and expenses:
Operations	41,029	42,210	79,105	82,422
Equipment sales	88	358	313	640
Selling, general and administrative	8,604	9,000	17,096	18,068
Depreciation and amortization	6,953	7,707	13,693	15,208

Total operating costs and expenses	56,674	59,275	110,207	116,338

Operating income	6,966	6,510	13,410	12,380

Interest expense (net)	2,818	2,228	5,560	4,686
Other income	(97)	(21)	(52)	(36)

Total other expense, net	2,721	2,207	5,508	4,650

Income before income taxes and cumulative effect of a change in account principle	4,245	4,303	7,902	7,730
Income tax expense	1,549	1,582	2,884	2,822

Income before cumulative effect of a change in accounting principle	2,696	2,721	5,018	4,908
Cumulative effect of a change in accounting principle, net of income tax benefit of $614	—	—	—	(1,067)

Net Income	$2,696	$2,721	$5,018	$3,841

Earnings per share
Basic:
Before cumulative effect of a change in accounting principle	$0.20	$0.20	$0.38	$0.37
Cumulative effect of a change in accounting principle	—	—	—	(0.08)

Net Income	$0.20	$0.20	$0.38	$0.29

Diluted:
Before cumulative effect of a change in accounting principle	$0.20	$0.20	$0.38	$0.36
Cumulative effect of a change in accounting principle	—	—	—	(0.08)

Net Income	$0.20	$0.20	$0.38	$0.28

Weighted-average number of common shares outstanding
Basic	13,335	13,440	13,335	13,423
Diluted	13,354	13,465	13,350	13,447

See Notes to Unaudited Condensed Consolidated Financial Statements.	Continued

Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Pro forma income and earnings per common share assuming changes in accounting principle described in Note 7 are applied retroactively:
Income before cumulative effect of a change in accounting principle	$2,553	$2,721	$4,735	$4,908
Earnings per common share before cumulative effect of a change in accounting principle
Basic	$0.19	$0.20	$0.36	$0.37
Diluted	$0.19	$0.20	$0.35	$0.36

See Notes to Unaudited Condensed Consolidated Financial Statements.

PART 1—FINANCIAL INFORMATION

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2003
Operating Activities:
Net income	$5,018	$3,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,693	15,208
(Gain)/loss on sale of property and equipment	(118)	177
Cumulative effect of a change in accounting principle	—	1,067
Provision for deferred income taxes	22	336
Changes in operating assets and liabilities, net of effects from acquisition of related businesses	(1,115)	(794)

Net cash provided by operating activities	17,500	19,835

Investing Activities:
Acquisition of related businesses, net of cash acquired	(3,349)	(4,988)
Proceeds from sale of property and equipment	421	1,435
Purchases of property and equipment	(10,495)	(14,984)

Net cash used in investing activities	(13,423)	(18,537)

Financing Activities:
Proceeds from issuance of long-term debt	17	9,141
Principal payments of long-term debt	(4,712)	(11,947)
Principal payments of capital lease obligations	(378)	(243)
Advances under shareholder loans and receivables, net	(266)	—
Net proceeds from common stock issuance	11	12
Net proceeds from exercised options	—	5

Net cash used in financing activities	(5,328)	(3,032)

Decrease in cash and cash equivalents	(1,251)	(1,734)
Cash and cash equivalents, beginning of period	1,887	1,734

Cash and cash equivalents, end of period	$636	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,282	$5,025

Cash paid for taxes	$2,925	$297

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND RECENT DEVELOPMENTS

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect normal adjustments that are necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Developments

Purchase Acquisitions:

During the six-month period ended June 30, 2003, the Company made the following acquisitions:

•	Effective January 1, 2003, the Company acquired Patriot Waste Systems for approximately $4.6 million. This tuck-in acquisition provides commercial and industrial waste collection services to existing operations in the Greensboro and Graham, North Carolina markets. The acquisition was funded with proceeds from borrowings under the Company’s senior credit facility and issuance of the Company’s common stock with a fair value of approximately $0.5 million.

•	On June 1, 2003, the Company purchased Kleen Way Sanitation for approximately $204,000 in cash. This tuck-in acquisition of residential routes expands our customer base in our existing Wilson, North Carolina operations.

•	On June 30, 2003, the Company acquired All American Waste Management, Inc. for approximately $695,000 in cash. This acquisition of residential services is a tuck-in to our existing operations in the northern Metro Atlanta market.

Cash used for the above acquisitions reflected in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2003 are as follows (in thousands):

Tangible Net Assets Acquire at Fair Value:
Accounts receivable	$215
Property and equipment	2,187
Liabilities assumed	(1,102)

Total net tangible assets acquired	1,300
Intangible Assets at Fair Value:
Customer lists, contracts and goodwill	4,221

Total net assets acquired at fair value	$5,521

In accordance with the Statement of Financial Accounting Standard, or SFAS, No. 141, Business Combinations, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. These purchase price allocations are preliminary estimates, based on available information and certain assumptions that management believes are reasonable. Accordingly, these purchase price allocations are subject to finalization.

The following unaudited pro forma results of operations for the six-month periods ended June 30, 2002 and 2003 assume the acquisitions described above occurred as of January 1, 2002 (in thousands):

	2002	2003
Total revenues	$128,787	$133,269

Operating income	$15,054	$13,838

Net income	$5,789	$4,519

Earnings per common share:
Basic and Diluted	$0.43	$0.34

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future operating results.

Recently Adopted and Newly Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 required the Company to change its method of accounting for landfill closure and post-closure, as well as final capping, obligations. See Notes 7 and 8 for a discussion of the Company’s adoption of SFAS No. 143.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and amends Accounting Principles Board No. 30, Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion (“Opinion”) No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 was effective for the Company beginning January 1, 2003. The adoption of SFAS No. 145 had no impact on the Company’s financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact on the Company’s financial condition or results of operations.

Effective December 31, 2002, the Company adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) of SFAS No. 148 were effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have an impact on the Company’s results of operations or financial condition. See the interim disclosures required by SFAS No. 148 as presented below.

The Company measures compensation costs related to employee incentive stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument.

Had compensation expense for all stock options been determined, consistent with SFAS No. 123, rather than Accounting Principles Board, or APB, No. 25, Accounting for Stock Issued to Employees, the Company’s net income and net income per share for the three- and six-month periods ended June 30, 2002 and 2003 would have been recorded at the pro forma amounts indicated below (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net Income:
As reported	$2,696	$2,721	$5,018	$3,841
Deduct—total stock based compensation determined under fair value based method for all awards	(142)	(94)	(284)	(188)

Pro forma—for SFAS No. 123	$2,554	$2,627	$4,734	$3,653

Diluted earnings per share:
As reported	$0.20	$0.20	$0.38	$0.28
Pro forma—for SFAS No. 123	$0.19	$0.20	$0.36	$0.27

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for the Company on a prospective basis to guarantees issued or amended after December 31, 2002. The Company will record the fair value of future material guarantees, if any. The adoption of FIN 45 had no significant impact on the Company’s financial condition or results of operations.

Newly-Issued Accounting Pronouncement Not Yet Adopted

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Mandatorily redeemable financial instruments are subject to the provisions of this statement for the first fiscal period beginning after December 15, 2003. The Company believes the adoption of this statement will have no effect on the Company’s financial statements.

Segment Information

The Company identifies its operating segments based on geographical location. The Company considers each of its six divisions that report stand-alone financial information and have division managers that report to the Company’s chief operating decision maker to be an operating segment; however, all operating segments have been aggregated together and are reported as a single segment consisting of the collection, transfer, recycling and disposal of non-hazardous solid waste primarily in the Southeastern United States. Percentages of our total service revenue attributable to services provided are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Collection:
Residential	22%	22%	22%	22%
Commercial	27%	26%	27%	27%
Industrial	30%	31%	29%	30%
Disposal	16%	15%	16%	15%
Recycling	2%	2%	3%	2%
Other	3%	4%	3%	4%

Total service revenues	100%	100%	100%	100%

Reclassifications

Certain 2002 financial statement amounts have been reclassified to conform with the 2003 presentation.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, goodwill, which had been amortized on a straight-line basis over 25 to 40 years, is no longer amortized but reviewed, at least annually, for impairment. Other intangible assets will continue to be amortized over their useful lives. The Company has determined that it operates in one reporting unit based on the current reporting structure and thus has assigned goodwill at the enterprise level.

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

Other intangible assets recorded on the accompanying balance sheets consist of customer lists and noncompete agreements. Customer lists with a carrying value of $671,000 and $1,385,000 at December 31, 2002 and June 30, 2003, respectively, were net of accumulated amortization of $39,000 and $178,000, respectively. Noncompete agreements with a carrying value of $135,000 and $92,000 at December 31, 2002 and June 30, 2003, respectively, were net of accumulated amortization of $1,029,000 and $1,086,000 respectively. Amortization expense was $103,000 and $159,000 for the three-month period ended June 30, 2002 and 2003, respectively, and $173,000 and $323,000 for the six-month period ended June 30, 2002 and 2003, respectively. The weighted-average amortization period for all noncompete agreements and customer lists is five years. Estimated amortization expense for each of the succeeding five years is as follows: 2003—$311;000 2004—$307,000; 2005—$299,000; 2006—$298,000; 2007—$255,000; and thereafter—$7,000.

3. EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method.

Earnings per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Income before cumulative effect of a change in accounting principle	$2,696	$2,721	$5,018	$4,908
Cumulative effect of a change in accounting principle	—	—	—	(1,067)

Net income	$2,696	$2,721	$5,018	$3,841

Denominator used for basic earnings per share—
Weighted average number of shares outstanding	13,335	13,440	13,335	13,423

Denominator used for diluted earnings per share:
Denominator used for basic earnings per share	13,335	13,440	13,335	13,423
Dilutive impact of stock options outstanding	19	25	15	24

Weighted average number of shares outstanding	13,354	13,465	13,350	13,447

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.20	$0.20	$0.38	$0.37
Cumulative effect of a change in accounting principle	—	—	—	(0.08)

Net income	$0.20	$0.20	$0.38	$0.29

Diluted:
Before cumulative effect of a change in accounting principle	$0.20	$0.20	$0.38	$0.36
Cumulative effect of a change in accounting principle	—	—	—	(0.08)

Net income	$0.20	$0.20	$0.38	$0.28

Antidilutive options to purchase common stock not included in earnings per share calculation	377	294	377	294

4. SHAREHOLDERS’ EQUITY

The Company issued 1,522 and 1,642 shares of common stock with a fair value of approximately $11,000 and $11,625 for each of the six-month periods ended June 30, 2002 and 2003, respectively, that were recorded as director’s fees.

During the six-month period ended June 30, 2003, stock options for an aggregate of 854 shares of Company common stock were exercised with net proceeds of approximately $5,000. No stock options were exercised for the same period in 2002. Additionally, the Company issued 100,000 shares of common stock in connection with the Patriot Waste Systems acquisition discussed in Note 1.

5. DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME (LOSS)

The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into a hedge transaction. The Company’s derivative instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In order to qualify for hedge accounting, criteria must be met, including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. Under cash flow hedge accounting, any gains or losses on the derivative instrument are recognized as a separate component of other comprehensive income. When it is determined that a cash flow hedge ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the cash flow hedge are recognized in earnings.

Interest Rate Swap

The Company entered into an interest rate swap with Fleet National Bank (“Fleet”) effective January 1, 2002 to modify the interest characteristics of its outstanding long-term debt and has designated the qualifying instrument as a cash flow hedge. Under the agreement, the interest rate swap has a notional value of $50.0 million with a fixed interest rate of 4.2%. This agreement expires in November 2004.

The Company measures effectiveness of the interest rate swap by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s Fleet credit facility using the hypothetical derivative method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of tax, in shareholders’ equity as a component of accumulated other comprehensive loss. To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. The Fleet interest rate swap was fully effective during the three- and six-month periods ended June 30, 2003 and 2002.

The fair value of the Company’s interest rate swap is obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. The fair value of the interest rate swap agreement was a liability of approximately $2.2 million and $2.0 million at December 31, 2002 and June 30, 2003, respectively.

The components of comprehensive income (loss), net of related taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income	$2,696	$2,721	$5,018	$3,841
Other comprehensive income—
Unrealized (losses) gains on cash flow hedges, net of deferred income taxes of ($432) and $62 and ($240) and $85 for the three and six months ended 2002 and 2003, respectively	(751)	107	(418)	147

Comprehensive income	$1,945	$2,828	$4,600	$3,988

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Change in unrealized (losses) gains on cash flow hedges	$(577)	$326	$(125)	$522
Less: reclassification adjustment for (gains) losses included in net income	(174)	(219)	(293)	(375)

Net change in unrealized (losses) gains on qualifying cash flow hedges	$(751)	$107	$(418)	$147

6. COMMITMENTS AND CONTINGENCIES

Claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all these matters have been adequately provided for, are adequately covered by insurance, or are of such kind that, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial condition or results of operations.

The Company will have material financial obligations relating to disposal site closure and long-term care obligations of landfill facilities. The Company provides accruals for future obligations (generally for a term of 30 to 40 years after final closure of the landfill) based on engineering estimates of consumption of permitted landfill airspace over the useful life of the landfill. The Company’s ultimate financial obligations for actual closing or post-closing costs might exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company’s financial condition or results of operations.

7. ADOPTION OF SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In connection with the adoption of SFAS No. 143, the Company recorded approximately $1.1 million, net of income taxes, or $0.08 per diluted share, for the six-month period ended June 30, 2003 as a charge to cumulative effect of change in accounting principle. The effect of applying the provisions of SFAS No. 143 was a reduction in income before cumulative effect of a change in accounting principle for the three and six-month periods ended June 30, 2003 of approximately $187,000, or $0.01, and $369,000, or $0.03, respectively, net of income taxes per diluted share.

Effective January 1, 2003, the Company’s method of accounting for landfill closure and post-closure, as well as landfill final capping, changed as a result of its adoption of SFAS No. 143. SFAS No. 143 does not change the basic landfill accounting that the Company and others in the industry have followed historically. Through December 31, 2002, the waste industry generally recognized expenses associated with (1) amortization of capitalized and future landfill asset costs and (2) future closure and post-closure obligations on a units-of-consumption basis as airspace was consumed over the life of the related landfill. This practice, referred to as life cycle accounting within the waste industry, continues to be followed. The table below compares the Company’s historical practices and current practices of accounting for landfill final capping, closure and post-closure activities.

Description	Historical Practice	Current Practice (Effective January 1, 2003)
Definitions:

Final Capping	Capital asset related to installation of flexible membrane and geosynthetic clay liners, drainage and compacted soil layers and topsoil constructed over areas of landfill where total airspace capacity has been consumed	Reflected as an asset retirement obligation, on a discounted basis, rather than a capital asset

Closure	Includes last final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified as closed	No change, except that last final capping event of each landfill will be treated as a part of final capping

Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency	No change

Discount Rate:	Landfill final capping, closure and post-closure obligations were not discounted	Credit-adjusted, risk-free rate (8.0% at January 1, 2003)

Cost Estimates:	Costs were estimated based on performance, principally by third parties, with a small portion performed by the Company	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity

Inflation:	Landfill final capping, closure and post-closure liabilities were not inflated to period of performance	Inflation rate of 2.5% effective January 1, 2003

Recognition of Assets and Liabilities: Final Capping

Costs were capitalized as spent, except for the last final capping event that occurs after the landfill closes, which was accounted for as part of closure; spending was included in capital expenditures within investing activities in the statement of cash flows

All final capping is recorded as a liability and asset when incurred; the discounted cash flow associated with each final capping event is recorded to the accrued liability with a corresponding increase to landfill assets as airspace is consumed related to the specific final capping event; spending is reflected as a change in liabilities within operating activities in the statement of cash flows

Description	Historical Practice	Current Practice (Effective January 1, 2003)
Statement of Operations Expense:

Liability accrual	Expense charged to cost of operations at same amount accrued to liability	Not applicable

Landfill asset amortization	Not applicable for landfill closure and post closure obligations	Landfill asset is amortized to depreciation and amortization expense as airspace is consumed over life of specific final capping event or life of landfill for closure and post-closure

Accretion	Not applicable as landfill final capping, closure and post-closure obligations were not discounted	Expense, charged to cost of operations, is accreted at credit-adjusted, risk-free rate (8.0%) under the effective interest method

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

8. LANDFILLS

The Company has material financial commitments for final capping, closure and post-closure obligations with respect to its landfills. The Company developed its estimates of final capping, closure and post-closure obligations using input from its third party engineers and internal accounting. The Company’s estimates are based on its interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques in accordance with Statement of Financial Accounting Concepts, or SFAC, No. 7, Using Cash Flow and Present Value in Accounting Measurements . In general, the Company relies on third parties to fulfill most of its obligations for final capping, closure and post-closure. Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work. The Company intends to perform some of these capping, closure and post-closure obligations using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, the Company has added a profit margin onto the estimated cost of such services to better reflect its fair market value as required by SFAS No. 143. When the Company then performs these services internally, the added profit margin is recognized as a component of operating income in the period earned. SFAC No. 7 further states that an estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In this situation, SFAC No. 7 indicates that it is not necessary to consider a market risk premium in the determination of expected cash flows. In the waste industry, there is not an active market that can be utilized to determine the fair value of these activities, as there is no market that exists for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, the Company believes that it is not possible to develop a methodology to reliably estimate a market risk premium and has excluded a market risk premium from the Company’s determination of expected cash flows for landfill asset retirement obligations in accordance with SFAC No. 7.

Once the Company has determined the estimates of final capping, closure and post-closure obligations, the Company then inflates those costs to the expected time of payment and discounts those expected future costs back to present value. The Company is currently inflating these costs in current dollars until expected time of payment using an inflation rate of 2.5% and is discounting these costs to present value using a credit-adjusted, risk-free discount rate of 8.0%. The credit-adjusted, risk-free rate is based on the risk-free interest rate adjusted for the Company’s credit standing. Management reviews these estimates at least once per year. Significant changes in future final capping, closure and post-closure cost estimates and inflation rates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill’s capacity that has been consumed, and (2) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any change related to the capitalized and future cost of the landfill asset is then recognized in amortization expense prospectively over the remaining capacity of the landfill. Changes in the Company’s credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

The Company records the estimated fair value of final capping, closure and post-closure obligations for its landfills based on the landfills’ capacity that has been consumed through the current period. This liability and corresponding asset is accrued on a per-ton basis. The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill. Additionally, the estimated fair value of total final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Closure and post-closure accruals consider estimates for methane gas control, leachate management and ground-water monitoring and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to 30 years after final site closure. Daily maintenance activities, which include many of these costs, are incurred during the operating life of the landfill and are expensed as incurred. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill cap; fence and road maintenance; and third party inspection and reporting costs. For purchased disposal sites, the Company assesses and records present value-based final capping, closure and post-closure obligations at the time the Company assumes such responsibilities. Such liabilities are based on the estimated final capping, closure and post-closure costs and the percentage of airspace consumed related to such obligations as of the date the Company assumed the responsibility. Thereafter, the Company accounts for the landfill and related final capping, closure and post-closure obligations consistent with the policy described above.

Interest accretion on final capping, closure and post-closure obligations is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included as a component of operating costs in the statement of operations.

In the United States, the closure and post-closure obligations are established by the Environmental Protection Agency’s Subtitles C and D regulations, as implemented and applied on a state-by-state basis. The costs to comply with these obligations could increase in the future as a result of legislation or regulation.

Assets and liabilities associated with final capping, closure and post-closure costs consisted of the following at the dates presented (in thousands):

	December 31, 2002	June 30, 2003
Landfill assets	$72,574	$76,197
Accumulated landfill airspace amortization	(7,953)	(16,122)

Net landfill assets	$64,621	$60,075

	December 31, 2002	June 30, 2003
Final Capping	$2,716	$4,166
Closure/Post-closure	1,306	380

Total Liabilities	$4,022	$4,546

The changes to landfill liabilities were as follows for the periods presented (in thousands):

	Six Months Ended June 30,
	2002	2003
Beginning balance	$3,090	$4,022
Cumulative effect of change in accounting principle	—	(111)
Obligations incurred	487	620
Obligations settled	(56)	(618)
Interest accretion	—	211
Change in estimate	(12)	422

Ending balance	$3,509	$4,546

9. SUBSEQUENT EVENT

On August 1, 2003, through an asset purchase/sale, the Company acquired operations in Norfolk, Virginia and Clarkesville, Tennessee for $31.7 million in cash from Allied Waste Industries. Estimated annual revenues for these operations are approximately $23.0 million. This acquisition is a tuck-in to existing operations in the Norfolk, Virginia and Nashville, Tennessee markets. Simultaneously, the Company sold to Allied Waste Industries operations in Sumter, South Carolina, Mobile, Alabama and Biloxi, Mississippi for $16.2 million in cash with estimated annual revenues of approximately $14.0 million. This acquisition was financed through the Company’s long-term revolving credit facility.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. Some matters discussed in this Management’s Discussion and Analysis are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated, including general economic conditions, the ability to manage growth, the availability and integration of acquisition targets, regulatory permitting processes, the development and operation of landfills, impairment of goodwill, competition, geographic concentration, weather conditions, government regulation and others set forth in our Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Waste Industries USA, Inc. is a regional, vertically-integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Alabama, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. As of June 30, 2003, we operated 40 collection operations, 27 transfer stations, approximately 90 county convenience drop-off centers, eight recycling facilities and 11 landfills in the southeastern United States. We had revenues of $251.8 million and operating income of $27.7 million for the year ended December 31, 2002, and revenues of $128.7 million and operating income of $12.4 million for the six-month period ended June 30, 2003.

Our presence in growth markets in the southeastern United States, including North Carolina, Georgia and Virginia, has supported our internal growth. In addition, from 1990 through the six-month period ended June 30, 2003, we acquired 73 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern United States and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our density should improve, which we expect will increase our collection efficiencies and profitability.

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

At June 30, 2003, we operated approximately 90 convenience sites under contract with 13 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At June 30, 2003, we also operated eight recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by spreading the risk among our customers. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At June 30, 2003, we owned, operated or transferred from 27 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At June 30, 2003, we operated 11 landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the equipment that we resell.

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

Adoption of SFAS No. 143, Accounting for Asset Retirement Obligations

Effective January 1, 2003, we adopted the provisions of statement OF Financial Accounting Standards, or SFAS, No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In connection with the adoption of SFAS No. 143, we recorded approximately $1.1 million, net of income taxes, or $0.08 per diluted share, in the first quarter of 2003 as a charge to cumulative effect of a change in accounting principle. The effect of applying the provisions of SFAS No. 143 was a reduction in income before cumulative effect of a change in accounting principle for the three and six-month periods ended June 30, 2003 of approximately $187,000, or $0.01, and $369,000, or $0.03, respectively, net of income taxes per diluted share.

Effective January 1, 2003, our method of accounting for landfill closure and post-closure, as well as landfill final capping, changed as a result of our adoption of SFAS No. 143. SFAS No. 143 does not change the basic landfill accounting that we and others in the industry have followed historically. Through December 31, 2002, the waste industry generally recognized expenses associated with (1) amortization of capitalized and future landfill asset costs and (2) future closure and post-closure obligations on a units-of-consumption basis as airspace was consumed over the life of the related landfill. This practice, referred to as life cycle accounting within the waste industry, continues to be followed. The table below compares our historical practices and current practices of accounting for landfill final capping, closure and post-closure activities.

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Definitions:

Final Capping	Capital asset related to installation of flexible membrane and geosynthetic clay liners, drainage and compacted soil layers and topsoil constructed over areas of landfill where total airspace capacity has been consumed	Reflected as an asset retirement obligation, on a discounted basis, rather than a capital asset

Closure	Includes last final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified as closed	No change, except that last final capping event of each landfill will be treated as a part of final capping

Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency	No change

Discount Rate:	Landfill final capping, closure and post-closure obligations were not discounted	Credit-adjusted, risk-free rate (8.0% at January 1, 2003)

Cost Estimates:	Costs were estimated based on performance, principally by third parties, with a small portion performed by the Company	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity

Inflation:	Landfill final capping, closure and post-closure liabilities were not inflated to period of performance	Inflation rate of 2.5% effective January 1, 2003

Recognition of Assets and Liabilities:

Final Capping	Costs were capitalized as spent, except for the last final capping event that occurs after the landfill closes, which was accounted for as part of closure; spending was included in capital expenditures within investing activities in the statement of cash flows	All final capping is recorded as a liability and asset when incurred; the discounted cash flow associated with each final capping event is recorded to the accrued liability with a corresponding increase to landfill assets as airspace is consumed related to the specific final capping event; spending is reflected as a change in liabilities within operating activities in the statement of cash flows

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Statement of Operations Expense:

Liability accrual	Expense charged to cost of operations at same amount accrued to liability	Not applicable

Landfill asset amortization	Not applicable for landfill closure and post closure obligations	Landfill asset is amortized to depreciation and amortization expense as airspace is consumed over life of specific final capping event or life of landfill for closure and post-closure

Accretion	Not applicable as landfill final capping, closure and post-closure obligations were not discounted	Expense, charged to cost of operations, is accreted at credit-adjusted, risk-free rate (8.0%) under the effective interest method

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

Landfills

We have material financial commitments for final capping, closure and post-closure obligations with respect to our landfills. We develop our estimates of final capping, closure and post-closure obligations using input from our third-party engineers and internal accounting. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques in accordance with Statement of Financial Accounting Concepts, or SFAC, No. 7, Using Cash Flow and Present Value in Accounting Measurements. In general, we rely on third parties to fulfill most of our obligations for final capping, closure and post-closure. Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work. We intend to perform some of these capping, closure and post-closure obligations using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, we have added a profit margin onto the estimated cost of such services to better reflect their fair market value as required by SFAS No. 143. When we then perform these services internally, the added profit margin is recognized as a component of operating income in the period earned. SFAC No. 7 further states that an estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In this situation, SFAC No. 7 indicates that it is not necessary to consider a market risk premium in the determination of expected cash flows. In the waste industry, there is not an active market that can be utilized to determine the fair value of these activities as there is no market that exists for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, we believe that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flows for landfill asset retirement obligations in accordance with SFAC No. 7.

Once we have determined the estimates of final capping, closure and post-closure obligations, we then inflate those costs to the expected time of payment and discount those expected future costs back to present value. We are currently inflating these costs in current dollars until expected time of payment using an inflation rate of 2.5% and are discounting these costs to present value using a credit-adjusted, risk-free discount rate of 8.0%. The credit-adjusted, risk-free rate is based on the risk-free interest rate adjusted for our credit standing. Management reviews these estimates at least once per year. Significant changes in future final capping, closure and post-closure cost estimates and inflation rates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill’s capacity that has been consumed, and (2) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any change related to the capitalized and future cost of the landfill asset is then recognized in amortization expense prospectively over the remaining capacity of the landfill. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

We record the estimated fair value of final capping, closure and post-closure obligations for our landfills based on the landfills’ capacity that has been consumed through the current period. This liability and corresponding asset is accrued on a per-ton basis. The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill. Additionally, the estimated fair value of total final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Closure and post-closure accruals consider estimates for methane gas control, leachate management and ground-water monitoring and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to 30 years after final site closure. Daily maintenance activities, which include many of these costs, are incurred during the operating life of the landfill and are expensed as incurred. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill cap; fence and road maintenance; and third party inspection and reporting costs. For purchased disposal sites, we assess and record present value-based final capping, closure and post-closure obligations at the time we assume such responsibilities. Such liabilities are based on the estimated final capping, closure and post-closure costs and the percentage of airspace consumed related to such obligations as of the date we assumed the responsibility. Thereafter, we account for the landfill and related final capping, closure and post-closure obligations consistent with the policy described above.

Interest accretion on final capping, closure and post-closure obligations is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in operating costs on the income statement.

In the United States, the closure and post-closure obligations are established by the Environmental Protection Agency’s Subtitles C and D regulations, as implemented and applied on a state-by-state basis. The costs to comply with these obligations could increase in the future as a result of legislation or regulation.

Three- and Six-Month Periods Ended June 30, 2003 vs. Three and Six-Month Periods Ended June 30, 2002

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Total revenues	100.0%	100.0%	100.0%	100.0%
Service	99.5%	99.6%	99.5%	99.4%
Equipment	0.5%	0.4%	0.5%	0.6%

Total cost of operations	64.7%	64.7%	64.2%	64.5%
Selling, general and administrative	13.5%	13.7%	13.8%	14.0%
Depreciation and amortization	10.9%	11.7%	11.1%	11.9%

Operating income	10.9%	9.9%	10.9%	9.6%

Interest expense (net)	4.4%	3.4%	4.5%	3.6%
Other expense (income)	-0.1%	0.0%	0.0%	0.0%

Income before income taxes and cumulative effect of a change in accounting principle	6.6%	6.5%	6.4%	6.0%
Income tax expense	2.4%	2.4%	2.3%	2.2%

Income before cumulative effect of a change in accounting principle, net	4.2%	4.1%	4.1%	3.8%
Cumulative effect of a change in accounting principle	0.0%	0.0%	0.0%	-0.8%

Net income	4.2%	4.1%	4.1%	3.0%

			.

REVENUES. Total revenues increased approximately $2.1 million, or 3.4%, and $5.1 million, or 4.1%, respectively, for the three- and six-month periods ended June 30, 2003, compared to the same period in 2002. The increase for the three-month period ended June 30, 2003 was attributable to the effect of eight businesses and contracts acquired during the year ended December 31, 2002 and three businesses acquired during the six-month period ended June 30, 2003, resulting in an increase of approximately $0.9 million, an increase of approximately $2.0 million in disposal and special waste revenue and an increase in annexation fees, fuel surcharges of approximately $0.4 million, offset by a decrease of approximately $1.2 million in transfer station revenue due to the loss of a municipal contract, compared to the same period in 2002. The increase for the six-month period ended June 30, 2003 was attributable to the effect of eight businesses and contracts acquired during the year ended December 31, 2002 and three businesses acquired during the six-month period ended June 30, 2003, resulting in an increase of approximately $2.3 million, an increase of approximately $3.7 million in landfill, disposal and special waste revenue, an increase in annexation fees, fuel surcharges and other miscellaneous revenue of approximately $1.5 million, offset by a decrease of approximately $2.4 million in transfer station revenue due to the loss of a municipal contract, compared to the same period in 2002.

TOTAL COST OF OPERATIONS. Total cost of operations increased $1.5 million, or 3.5%, and $3.6 million, or 4.6%, respectively, for the three- and six-month periods ended June 30, 2003, compared to the same period in 2002. The increase for the three-month period was primarily attributed to increased disposal and transfer expenses of approximately $1.4 million and casualty and worker compensation insurance of $0.4 million, offset by health benefits of $0.3 million. The increase for the six-month period was primarily attributed to increased disposal and transfer expenses of $2.6 million, casualty and worker compensation insurance of $0.6 million, fleet maintenance costs of $0.8 million and increased costs of equipment sales of $0.3 million, offset by decreased employment costs of $0.7 million. Total cost of operations as a percentage of revenues remained level at 64.7% and increased to 64.5% from 64.2%, respectively, for the three- and six-month periods ended June 30, 2003 as compared to the same periods in 2002.

SELLING GENERAL & ADMINISTRATIVE (“SG&A”). SG&A increased $0.4 million, or 4.6%, and $1.0 million, or 5.7%, respectively for the three and six-month periods ended June 30, 2003, compared with the same periods in 2002. For the three-month period ended June 30, 2003, the increase was primarily attributable to increased professional fees of $0.3 million and increased workers compensation of $0.1 million, compared to the same period in 2002. For the six-month period ended June 30, 2003, the increase was primarily attributable to increased labor expenses of $0.4 million, increased professional fees of $0.5 million, and increased bad debt expense of $0.1 million, compared to the same period in 2002. SG&A as a percentage of revenues increased to 13.7% from 13.5% for the three-month periods ended June 30, 2003 and 2002 and increased to 14.0% from 13.8% for the six-month periods ended June 30, 2003 and 2002, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.8 million, or 10.8%, and $1.5 million, or 11.1%, respectively, for the three- and six-month periods ended June 30, 2003, compared to the same periods in 2002. Depreciation and amortization, as a percentage of revenues, increased to 11.7% from 10.9% and 11.9% from 11.1% for the three- and six-month periods ended June 30, 2003 and 2002. The primary component of these increases was the adoption of SFAS No. 143. In accordance with SFAS No. 143, effective January 1, 2003, landfill assets are amortized to depreciation and amortization expense as airspace is consumed over the life of specific final capping event or the life of the landfill for closure and post-closure.

INTEREST EXPENSE. Interest expense (net of interest income) decreased $0.6 million, or 20.9%, and $0.9 million, or 15.7%, respectively, for the three and six-month periods ended June 30, 2003, compared to the same periods in 2002. This decrease is primarily attributable to lower debt levels of $150.1 million, compared to $166.6 million during the six-month periods ended June 30, 2003 and 2002, respectively. This decrease was offset by increased average interest rates of 5.7% from 5.2% for the six-month periods ended June 30, 2003 and 2002, respectively.

INCOME TAX EXPENSE. Income tax expense increased $33,000, or 2.1%, and decreased $62,000, or 2.1%, for the three and six-month periods ended June 30, 2003, compared to the same periods in 2002 due to an increase/(decrease) in income before taxes, respectively.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 2003, we adopted the provisions of SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result, for the six-month period ended June 30, 2003, we recognized a cumulative effect of a change in accounting principle of $1.1 million (net of tax benefit of $0.6 million). For a discussion of SFAS No. 143, see “RESULTS OF OPERATIONS—Critical Accounting Policies”.

NET INCOME. Net income remained stable at $2.7 million and decreased $1.2 million, or 23.5%, respectively, for the three- and six-month periods ended June 30, 2003, compared to the same period in 2002. The decrease was primarily related to increases in cost of operations, SG&A, depreciation and amortization and a charge for a cumulative effect of a change in accounting principle, which offset our total revenues.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at June 30, 2003 was negative $1.7 million compared to positive working capital of $2.9 million at December 31, 2002. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facilities and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2003. Prior to 2000, we had fully drawn upon our three $25.0 million term facilities with Prudential Insurance Company of America. In 2000, we began principal repayments on the first $25.0 million term facility. The Prudential facilities require us to maintain financial ratios, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. We were in compliance with these financial ratios as of December 31, 2002 and June 30, 2003. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.53%, 7.21% and 7.09%, respectively, and the facilities mature as follows: $10.7 million in April 2006, $25.0 million in June 2008 and $25.0 million in February 2009, subject to renewal.

We maintain a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, formerly known as BankBoston, N.A., acts as agent. This credit facility provides up to $200.0 million through November 2004. Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Fleet credit facility. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The Fleet credit facility bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from 0.25% to 0.75% for base rate borrowings and 1.75% to 2.75% for Eurodollar rate borrowings. The Fleet facility requires us to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. We were in compliance with these financial ratios as of December 31, 2002 and June 30, 2003. As of June 30, 2003, an aggregate of approximately $65.0 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 3.2%.

We currently hold a variable rate development bond with Sampson County (“Sampson facility”) of income tax exempt funding. As of June 30 2003, an aggregate of approximately $30.9 million was outstanding under the Sampson facility. The bonds are backed by a letter of credit issued by Wachovia Bank & Trust as a participating lender under our Fleet syndication. The average interest rate on outstanding borrowings under the Sampson facility was approximately 3.2% at June 30, 2003.

As of June 30, 2003, we had the following contractual obligations and commercial commitments (in thousands):

	PAYMENTS DUE BY PERIOD
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1)	$149,778	$14,014	$87,052	$17,856	$30,856
Expected aggregate environmental liabilities(2)	90,721	301	4,655	371	85,394
Operating leases	7,449	1,717	2,647	1,884	1,201
Capital leases	356	356	—	—	—

Total contractual cash Obligations	$248,304	$16,388	$94,354	$20,111	$117,451

(1)	As of June 30, 2003, our Fleet credit facility allows us to borrow up to $200 million provided our loan covenants are maintained.
(2)	Environmental liabilities are based on current costs and include final closure, post closure and environmental remediation costs.

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Standby letters of credit	$10,461	$10,461	$—	$—	$—
Performance bonds	3,472	2,861	611	—	—

Total commercial Commitments	$13,933	$13,322	$611	$—	$—

Net cash provided by operating activities increased $2.3 million to $19.8 million for the six-month period ended June 30, 2003, compared to net cash provided by operating activities of $17.5 million for the six-month period ended June 30, 2002. Cash provided consisted of income from operations and cash generated from changes in operating assets and liabilities.

Net cash used in investing activities increased $5.1 million to $18.5 million for the six-month period ended June 30, 2003, compared to $13.4 million for the six-month period ended June 30, 2002. The increase in cash used primarily related to an increase in acquisition of related businesses of $1.6 million and an increase in capital expenditures of $4.5 million offset by an increase in proceeds from the sale of property and equipment of $1.0 million.

We currently expect capital expenditures for 2003 to be approximately $31.4 million, compared to $18.2 million in 2002. In 2003, we expect to use approximately $8.7 million for vehicle and equipment additions and replacements, approximately $12.2 million for landfill site and cell development, approximately $7.1 million for support equipment and approximately $3.4 million for facilities, additions and improvements. We expect to fund our planned 2003 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal business, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

Net cash used in financing activities totaled $3.0 million for the six-month period ended June 30, 2003, compared to $5.3 million for the six-month period ended June 30, 2002. Repayments, net of borrowings, of long-term debt were $2.8 million and $4.7 million for the six-month periods ended June 30, 2003 and 2002, respectively.

At June 30, 2003, we had approximately $150.1 million of total borrowings outstanding (including capital lease obligations) and approximately $10.5 million in letters of credit. At June 30, 2003, the ratio of our total debt (including capital lease obligations) to total capitalization was 59.7%, compared to 61.2% at December 31, 2002.

Accounts receivable increased approximately $1.6 million to $29.8 million at June 30, 2003 from $28.2 million at December 31, 2002 due primarily to increased revenues of $5.1 million, offset by cash collections.

Prepaid insurance increased approximately $1.6 million to $2.1 million at June 30, 2003 from $0.5 million at December 31, 2002 due primarily to the prepayment of our annual insurance premium for auto liability and physical damage coverage and workers’ compensation coverage.

Accrued expenses and other liabilities increased approximately $0.6 million to $5.8 million at June 30, 2003 from $5.2 million at December 31, 2002 due primarily to an increase of $0.5 million in accrued expenses related to the settlement of acquisitions, and an increase of $0.4 million in accrued property tax, offset by a decrease of $0.3 million in accrued interest.

Recently Adopted and Newly Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2003, we adopted the provisions of SFAS No. 143 which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 required us to change our method of accounting for landfill closure and post-closure, as well as final capping, obligations. See “RESULTS OF OPERATIONS—Critical Accounting Policies,” for a discussion of our adoption of SFAS No. 143.

Effective January 1, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and Accounting Principles Board No. 30, Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 did not have a material impact on our results of financial condition or results of operations.

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

Effective December 31, 2002, we adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) of SFAS No. 148 were effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have an impact on our results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for us on a prospective basis to guarantees issued or amended after December 31, 2002. We will record the fair value of future material guarantees, if any. The adoption of FIN 45 had no significant impact on our financial condition or results of operations.

Newly-Issued Accounting Pronouncement Not Yet Adopted

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Mandatorily redeemable financial instruments are subject to the provisions of this statement for the first fiscal period beginning after December 15, 2003. We believe the adoption of this statement will have no effect on our financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We entered into an interest rate swap with Fleet National Bank effective January 1, 2002 to modify the interest characteristics of our outstanding long-term debt and have designated the qualifying instrument as a cash flow hedge. Under the agreement, the interest rate swap has a notional value of $50.0 million with a fixed interest rate of 4.2%. This agreement expires in November 2004. We believe our quantitative and qualitative disclosures regarding market risk have not changed materially from those disclosures contained in our annual report on form 10-K for the year ended December 31, 2002.

We have used heating oil option agreements to manage a portion of our exposure to fluctuations in diesel fuel oil prices. To date, such agreements have not been significant to our financial condition and results of operations. There were no open option agreements at June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a) As of June 30, 2003, our Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-14 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures enable us to record, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

(b) There have been no significant changes in our internal controls over financial reporting or in other factors that has significantly affected or could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 4. SUBMISSSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 28, 2003. The following is a description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)	The stockholders elected the following persons as directors of the Company: Lonnie C. Poole, Jr.; Jim W. Perry; J. Perry, Thomas C. Cannon; Paul L. Brunswick, Paul F. Hardiman, Glenn E. Futrell and James R. Talton, Jr. The votes for and against (withheld) each nominee were as follows:

Nominee	Votes For	VotesWithheld
Lonnie C. Poole, Jr.	9,329,950	255,109
Jim W. Perry	9,333,250	251,809
Thomas C. Cannon	9,333,450	251,609
Paul L. Brunswick	9,316,782	268,277
Paul F. Hardiman	9,386,464	198,595
Glenn E. Futrell	9,514,808	70,251
James R. Talton, Jr.	9,513,718	71,341

(b)	The stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003, with 9,563,488 shares voting for, 18,471 shares voting against and 3,100 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See exhibit index.

(b)	Reports on 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003		Waste Industries USA, Inc.
(Registrant)

	By:	/s/ Jim W. Perry
Jim W. Perry
President and Chief Executive Officer

Dated: August 14, 2003		Waste Industries USA, Inc.
(Registrant)

	By:	/s/ D. Stephen Grissom
D. Stephen Grissom
Chief Financial Officer

WASTE INDUSTRIES USA, INC.

EXHIBIT INDEX

Second Quarter 2003

Exhibit Number	Exhibit Description

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to rule 15d-14 (a) under the Securities Exchange Act of 1934

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to rule 15d-14 (a) under the Securities Exchange Act of 1934

Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002