Form 10-Q
period 2003-09-30
WASTE INDUSTRIES USA INC
filed 2003-11-14
CIK 1125845

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 Or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	13,445,784 shares
(Class)	(Outstanding at November 14, 2003)

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2002	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,734	$209
Accounts receivable – trade, less allowance for uncollectible accounts (2002 – $2,237; 2003 – $2,337)	28,200	32,151
Accounts receivable – other	1,395	1,175
Income taxes receivable	919	—
Inventories	1,552	1,396
Prepaid insurance	494	1,695
Prepaid expenses and other current assets	3,366	2,786
Deferred income taxes	759	753

Total current assets	38,419	40,165

Property and equipment, net (Notes 9 and 10)	188,897	190,117
Intangible assets, net (Note 2)	68,338	91,056
Restricted cash – bonds	—	3,426
Deferred financing costs	1,662	3,008
Other noncurrent assets (Note 3)	1,192	2,163

Total assets	$298,508	$329,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$11,710	$11,098
Current maturities of capital lease obligations	599	250
Accounts payable – trade	10,501	13,294
Acquisition related obligations	305	2,089
Accrued interest payable	1,321	1,278
Accrued wages and benefits payable	3,860	4,301
Income taxes payable	—	3,002
Accrued expenses and other liabilities	5,188	5,692
Closure/post-closure liabilities	410	608
Deferred revenue	1,997	1,544

Total current liabilities	35,891	43,156

Long-term debt, net of current maturities	140,875	157,657
Deferred income taxes	18,941	18,180
Closure/post-closure liabilities (Notes 9 and 10)	3,612	4,363
Derivative liabilities (Note 7)	2,219	1,919
Commitments and contingencies (Note 8)	—	—
Shareholders’ equity: (Note 6)
Common stock, no par value, shares authorized – 80,000,000 shares issued and outstanding: December 31, 2002 – 13,338,005; September 30, 2003 – 13,445,784	38,116	38,700
Paid-in capital	7,245	7,245
Retained earnings	54,623	61,538
Accumulated other comprehensive loss, net (Note 7)	(1,366)	(1,175)
Shareholders’ loans and other receivables	(1,648)	(1,648)

Total shareholders’ equity	96,970	104,660

Total liabilities and shareholders’ equity	$298,508	$329,935

See Notes to Unaudited Condensed Consolidated Financial Statements.

PART 1 – FINANCIAL INFORMATION

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues:
Service	$64,656	$70,574	$187,618	$198,559
Equipment sales	371	227	1,026	960

Total revenues	65,027	70,801	188,644	199,519

Operating costs and expenses:
Operations	41,549	46,650	120,654	129,071
Equipment sales	162	254	475	895
Selling, general and administrative	8,512	9,476	25,608	27,544
Depreciation and amortization	7,031	7,891	20,725	23,099
Gain on sale of collection and hauling operations	—	(620)	—	(620)
Impairment of fixed assets	—	23	—	23

Total operating costs and expenses	57,254	63,674	167,462	180,012

Operating income	7,773	7,127	21,182	19,507

Interest expense (net)	2,783	2,307	8,344	6,993
Other income	(12)	(21)	(65)	(57)

Total other expense, net	2,771	2,286	8,279	6,936

Income before income taxes and cumulative effect of a change in account principle	5,002	4,841	12,903	12,571
Income tax expense	1,826	1,767	4,710	4,589

Income before cumulative effect of a change in accounting principle	3,176	3,074	8,193	7,982
Cumulative effect of a change in accounting principle, net of income tax benefit of $614 (Note 9)	—	—	—	(1,067)

Net Income	$3,176	$3,074	$8,193	$6,915

Basic and diluted earnings per share:
Before cumulative effect of a change in accounting principle	$0.24	$0.23	$0.61	$0.59
Cumulative effect of a change in accounting principle	—	—	—	(0.08)

Net Income	$0.24	$0.23	$0.61	$0.51

Weighted-average number of common shares outstanding
Basic	13,336	13,442	13,335	13,429
Diluted	13,347	13,540	13,348	13,485

See Notes to Unaudited Condensed Consolidated Financial Statements.

Continued

Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Pro forma income and earnings per common share assuming changes in accounting principle described in Note 9 are applied retroactively:
Income before cumulative effect of a change in accounting principle	$2,981	$3,074	$7,715	$7,982
Earnings per common share before cumulative effect of a change in accounting principle
Basic and diluted	$0.22	$0.23	$0.58	$0.59

See Notes to Unaudited Condensed Consolidated Financial Statements.

PART 1 – FINANCIAL INFORMATION

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2003
Operating Activities:
Net income	$8,193	$6,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,725	23,099
Impairment of fixed assets	—	23
(Gain)/loss on sale of property and equipment	(240)	321
Cumulative effect of a change in accounting principle	—	1,067
Gain on sale of collection and hauling operations	—	(620)
Stock compensation expense	18	18
Benefit for deferred income taxes	(192)	(864)
Changes in operating assets and liabilities, net of effects from acquisition of related businesses	(233)	(1,926)

Net cash provided by operating activities	28,271	28,033

Investing Activities:
Acquisition of related businesses, net of cash acquired	(3,349)	(38,410)
Acquisition liabilities	(150)	1,784
Proceeds from sale of property and equipment	994	2,088
Purchases of property and equipment	(13,541)	(23,143)
Proceeds from sale of collection and hauling operations	—	15,693

Net cash used in investing activities	(16,046)	(41,988)

Financing Activities:
Proceeds from issuance of long-term debt	3,799	34,750
Principal payments of long-term debt	(12,154)	(22,005)
Principal payments of capital lease obligations	(552)	(349)
Advances under shareholder loans and receivables, net	(266)	—
Net proceeds from exercised options	—	34

Net cash (used in) provided by financing activities	(9,173)	12,430

Increase (decrease) in cash and cash equivalents	3,052	(1,525)
Cash and cash equivalents, beginning of period	1,887	1,734

Cash and cash equivalents, end of period	$4,939	$209

Non Cash Investing Activity — Restricted Cash — Bonds	—	$3,425

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,216	$7,021

Cash paid for taxes	$3,017	$962

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

Recent Developments

Purchase Acquisitions and Dispositions:

During the nine month period ended September 30, 2003, the Company made the following acquisitions:

•	Effective January 1, 2003, the Company acquired Patriot Waste Systems for approximately $4.6 million in cash and stock. This tuck-in acquisition provides commercial and industrial waste collection services to existing operations in the Greensboro and Graham, North Carolina markets.

•	On June 1, 2003, the Company purchased Kleen Way Sanitation for approximately $204,000 in cash. This tuck-in acquisition of residential routes expands our customer base in our existing Wilson, North Carolina operations.

•	On June 30, 2003, the Company acquired All American Waste Management, Inc. for approximately $695,000 in cash. This acquisition of residential services is a tuck-in to our existing operations in the northern Metro Atlanta market.

•	On August 1, 2003, through an asset purchase/sale, the Company acquired collection operations in Norfolk, Virginia and Clarkesville, Tennessee for approximately $30.8 million in cash from Allied Waste Industries. This acquisition is a tuck-in to existing operations in Norfolk, Virginia and is a new market entrance in Clarksville, Tennessee. Simultaneously, the Company sold to Allied Waste Industries collection operations in Charlotte, North Carolina, Sumter, South Carolina, Mobile, Alabama and Biloxi, Mississippi for $15.7 million in cash.

•	On August 21, 2003, the Company acquired Waste Watchers for approximately $2.6 million in cash. This acquisition is a tuck-in to our existing operations in Easley, South Carolina and provides commercial, industrial and residential waste collection services.

These acquisitions were funded primarily with proceeds from borrowings under the Company’s senior credit facility and the issuance of Company common stock with a fair value of approximately $0.5 million.

As of September 30, 2003, the recorded purchase price allocation for these acquisitions was as follows (in thousands):

Tangible Net Assets Acquired at Fair Value:
Accounts receivable	$215
Property and equipment	9,646
Liabilities assumed	(2,380)

Total net tangible assets acquired	7,481
Intangible Assets Acquired at Fair Value:
Customer lists	3,908
Contracts	14
Goodwill	27,540

Total net assets acquired at fair value	$38,943

The following table shows the activity related to goodwill for the nine month period ended September 30, 2003 (in thousands).

Balance as of January 1, 2003	$67,532
Acquisitions	27,540
Post-closure purchase accounting adjustments	(1,028)
Dispositions	(7,349)

Balance as of September 30, 2003	$86,695

In addition, other intangible assets consist of the following at September 30, 2003 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$4,618	$323	$4,295
Noncompete	1,164	1,098	66

	$5,782	$1,421	$4,361

In accordance with the Statement of Financial Accounting Standard, or SFAS No. 141, Business Combinations, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. These purchase price allocations are preliminary estimates, based on available information and certain assumptions that management believes are reasonable. Accordingly, these purchase price allocations are subject to finalization.

The following unaudited pro forma results of operations for the nine-month periods ended September 30, 2002 and 2003 assume the acquisitions described above occurred as of January 1, 2002 (in thousands):

	2002	2003
Total revenues	$207,878	$212,247

Operating income	$24,875	$22,776

Net income before cumulative effect of a change in accounting principle	$9,968	$9,526

Earnings per common share:
Basic and Diluted	$0.75	$0.71

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future operating results.

Recently Adopted Accounting Pronouncements

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 required the Company to change its method of accounting for landfill closure and post-closure, as well as final capping, obligations. See Notes 8 and 9 for a discussion of the Company’s adoption of SFAS No. 143.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and amends Accounting Principles Board Opinion No. 30 (“Opinion No. 30”), Reporting the Results of Operation – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 was effective for the Company beginning January 1, 2003. The adoption of SFAS No. 145 had no impact on the Company’s financial condition or results of operations.

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

Effective December 31, 2002, the Company adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) of SFAS No. 148 were effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have an impact on the Company’s results of operations or financial condition. See the interim disclosures required by SFAS No. 148 as presented below.

The Company measures compensation costs related to employee incentive stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument.

Had compensation expense for all stock options been determined, consistent with SFAS No. 123, rather than Accounting Principles Board, or APB, No. 25, Accounting for Stock Issued to Employees, the Company’s net income and net income per share for the three- and nine-month periods ended September 30, 2002 and 2003 would have been recorded at the pro forma amounts indicated below (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net Income:
As reported	$3,176	$3,074	$8,193	$6,915
Deduct – total stock based compensation determined under fair value based method for all awards	(164)	(120)	(494)	(360)

Pro forma – for SFAS No. 123	$3,012	$2,954	$7,699	$6,555

Diluted earnings per share:
As reported	$0.24	$0.23	$0.61	$0.51
Pro forma – for SFAS No. 123	$0.23	$0.22	$0.58	$0.49

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods ending after December 15, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on its financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued a FASB Staff Position delaying the effective date for certain instruments and entities. SFAS No. 150 had no impact on the Company’s financial condition and results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Collection:
Residential	21%	21%	22%	22%
Commercial	27%	27%	27%	27%
Industrial	30%	31%	30%	30%
Disposal and transfer	17%	16%	16%	15%
Recycling	2%	2%	2%	2%
Other	3%	3%	3%	4%

Total service revenues	100%	100%	100%	100%

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

SFAS No. 142 requires the Company to perform an annual impairment test. At least quarterly, the Company will analyze whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustments after adoption, if any, will be recognized as operating expenses. During fiscal 2002, the Company adopted July 31 as its annual assessment date. The Company completed its annual impairment test as of July 31, 2003 and determined that there was no goodwill impairment.

Other intangible assets recorded on the accompanying balance sheets consist of customer lists and noncompete agreements. Customer lists with a carrying value of $671,000 and $4,295,000 at December 31, 2002 and September 30, 2003, respectively, were net of accumulated amortization of $39,000 and $323,000, respectively. Noncompete agreements with a carrying value of $135,000 and $66,000 at December 31, 2002 and September 30, 2003, respectively, were net of accumulated amortization of $1,029,000 and $1,098,000 respectively. Amortization expense was $107,000 and $215,000 for the three-month period ended September 30, 2002 and 2003, respectively, and $280,000 and $353,000 for the nine-month period ended September 30, 2002 and 2003, respectively. The weighted-average amortization period for all noncompete agreements and customer lists is five years. Estimated amortization expense for each of the succeeding five years is as follows: 2003 – $849,000; 2004 – $730,000; 2005 – $722,000; 2006 – $721,000; 2007 – $678,000; and thereafter – $661,000.

3. OTHER NONCURRENT ASSETS

On June 1, 2003, a note receivable of approximately $792,000 from a landfill owner, for whom the Company provides services under an operating agreement, was included in other noncurrent assets. The note is payable to the Company in monthly installments of $25,000 beginning July 2003 through June 1, 2006 and bears interest at an annual rate of 6.0%. As of September 30, 2003, this note was current and management believes the amount is recoverable at each of the reported balance sheet dates.

4. EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method.

Earnings per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Income before cumulative effect of a change in accounting principle	$3,176	$3,074	$8,193	$7,982
Cumulative effect of a change in accounting principle	—	—	—	(1,067)

Net income	$3,176	$3,074	$8,193	$6,915

Denominator used for basic earnings per share – Weighted average number of shares outstanding	13,336	13,442	13,335	13,429

Denominator used for diluted earnings per share:
Denominator used for basic earnings per share	13,336	13,442	13,335	13,429
Dilutive impact of stock options outstanding	11	98	13	56

Weighted average number of shares outstanding	13,347	13,540	13,348	13,485

Basic and diluted earnings per share:
Before cumulative effect of a change in accounting principle	$0.24	$0.23	$0.61	$0.59
Cumulative effect of a change in accounting principle	—	—	—	(0.08)

Net income	$0.24	$0.23	$0.61	$0.51

Antidilutive options to purchase common stock not included in earnings per share calculation	377	189	377	193

5. LONG TERM DEBT

The Company entered into a $9.5 million income tax exempt variable rate demand bond with Sampson County, North Carolina (“Sampson Facility”) on September 10, 2003 for the funding of expansion of the Company’s landfill in that county. This issue is in addition to the existing $30.9 million Sampson Facility outstanding at September 30, 2003. Both bonds are backed by a letter of credit issued by Wachovia Bank & Trust as a participating lender under the Fleet Syndication. The average interest rates on outstanding borrowings under the Sampson Facility were approximately 3.4% at September 30, 2003.

6. SHAREHOLDERS’ EQUITY

The Company issued 1,191 and 2,370 shares of common stock with a fair value of approximately $18,000 and $17,500 for each of the nine-month periods ended September 30, 2002 and 2003, respectively, that were recorded as director’s fees.

During the nine-month period ended September 30, 2003, stock options for an aggregate of 5,409 shares of Company common stock were exercised with net proceeds of approximately $34,000. No stock options were exercised for the same period in 2002. Additionally, the Company issued 100,000 shares of common stock in connection with the Patriot Waste Systems acquisition discussed in Note 1.

7. DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME (LOSS)

The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into a hedge transaction. The Company’s derivative instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In order to qualify for hedge accounting, criteria must be met, including a requirement that both at inception of the hedge and on an ongoing basis the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. Under cash flow hedge accounting, any gains or losses on the derivative instrument are recognized as a separate component of other comprehensive income. When it is determined that a cash flow hedge ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the cash flow hedge are recognized in earnings.

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

The Company measures effectiveness of the interest rate swap by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s Fleet credit facility using the hypothetical derivative method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of tax, in shareholders’ equity as a component of accumulated other comprehensive loss. To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. The Fleet interest rate swap was fully effective during the three- and nine-month periods ended September 30, 2003 and 2002.

The fair value of the Company’s interest rate swap is obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. The fair value of the interest rate swap agreement was a liability of approximately $2.2 million and $1.6 million at December 31, 2002 and September 30, 2003, respectively.

Commodity Swaps

The Company entered into two commodity swap contracts with Waste Management Trading, LLC effective January 1, 2003 and June 1, 2003, respectively, to hedge its recycling revenue received for old corrugated cardboard (“OCC”), the price of which has been volatile in 2003, and has designated the qualifying instruments as cash flow hedges. The contracts each hedge 18,000 tons of OCC at $70 a ton for a term of five years. The notional amounts hedged under these agreements represent approximately 25% of the Company’s current OCC volume.

The Company measures effectiveness of the commodity swaps by its ability to offset cash flows associated with changes in the rates received for its monthly OCC volumes. To the extent the commodity swaps are considered to be effective, changes in fair value of the obligation are recorded, net of tax, in shareholders’ equity as a component of accumulated other comprehensive loss. To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as a reduction of recycled commodity revenue. The commodity swaps were fully effective for the three- and nine-month periods ended September 30, 2003.

The fair value of the Company’s commodity swap contracts was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity swap contracts taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity swap agreement was a liability of approximately $290,000 at September 30, 2003.

The components of comprehensive income (loss), net of related taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income	$3,176	$3,074	$8,193	$6,915
Other comprehensive income –
Unrealized (losses) gains on cash flow hedges, net of deferred income taxes of ($505) and $24 and ($746) and $109 for the three and nine months ended 2002 and 2003, respectively	(879)	44	(1,297)	191

Comprehensive income	$2,297	$3,118	$6,896	$7,106

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Change in unrealized (losses) gains on cash flow hedges	$(695)	$(274)	$(819)	$788
Less: reclassification adjustment for gains included in net income	(184)	(230)	(478)	(597)

Net change in unrealized (losses) gains on qualifying cash flow hedges	$(879)	$44	$(1,297)	$191

8. COMMITMENTS AND CONTINGENCIES

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

In 1998, the Company was offered the opportunity to purchase two tracts of land that had potential as a regional solid waste disposal facility. The Company had been looking for a landfill site and this land was one of several sites the Company was considering. The owners of the land were unwilling to extend a long enough purchase option period to enable the Company to determine the feasibility of the site as a regional solid waste disposal facility and to obtain the necessary franchise and operating permits. The Company’s policy is not to acquire property that has not received the necessary permits for operation. Rather than forego this potential opportunity, management determined that it was in the Company’s best interest for an unrelated third party to purchase and hold the land until such time as the Company was able to obtain a franchise and permits to build the landfill. After management was unable to identify a third party willing to undertake this endeavor in the very little time available, a limited liability company, or LLC, owned by a trust controlled by Lonnie C. Poole, III, the Company’s Vice President, and Scott J. Poole, sons of Lonnie C. Poole, Jr., purchased the land in December 1998. As is customary for the Company when evaluating disposal sites, the Company has incurred normal engineering, legal, marketing, consulting and other due diligence expenses to determine site feasibility, but the Company has no obligation to purchase the site. The costs of acquiring the site were borne entirely by the LLC. If the Company is able to obtain a franchise and all permits necessary to operate the facility, the Company will have the option to purchase the site from the LLC upon negotiated terms, which terms would be reviewed and approved by a majority of the Company’s disinterested directors and, if deemed necessary, by a majority of disinterested shareholders voting on the transaction, as a condition to any purchase.

In 1998, the Company purchased TransWaste Services, Inc. from Thomas C. Cannon. Mr. Cannon remained President of TransWaste, one of the Company’s wholly-owned subsidiaries, until his resignation effective October 1, 2002. Mr. Cannon was elected to the Company’s Board in 2000. At the time of the Company’s acquisition of TransWaste from Mr. Cannon, he owned, and still owns, a 50% interest in a company that is developing a construction and demolition solid waste, or C&D, landfill. Simultaneously with the Company’s purchase of TransWaste, and in order for management to position the Company to realize the potential benefit of that future landfill, TransWaste entered into an agreement with Mr. Cannon’s company where, upon the satisfaction of certain requirements, Mr. Cannon’s company has the option to sell the landfill to TransWaste for $8,000,000 or to accept C&D waste from TransWaste or any affiliate, at a per ton rate that is favorable to TransWaste, for ten years or until there is no longer any capacity at the proposed landfill. None of these requirements have been satisfied, so TransWaste has neither acquired, nor is it disposing of waste at, the proposed landfill.

Under a 25-year contract entered into in December 1996, a subsidiary of the Company is the exclusive provider of waste collection and transfer services to a government authority consisting of approximately 35 municipal participants. One of the participants has failed to pay the full amount for services rendered and, as a result, the authority is suing it for the $1.4 million owed. The Company is not a party to the suit. Although the Company believes that the authority will ultimately be successful in collecting so that it can pay the Company, we have nevertheless established a reserve against the possibility of non-payment.

9. ADOPTION OF SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In connection with the adoption of SFAS No. 143, the Company recorded approximately $1.1 million, net of income taxes, or $0.08 per diluted share, for the nine-month period ended September 30, 2003 as a charge to cumulative effect of change in accounting principle. The effect of applying the provisions of SFAS No. 143 was a reduction in income before cumulative effect of a change in accounting principle for the three and nine-month periods ended September 30, 2003 of approximately $300,000, or $0.02, and $669,000, or $0.05, respectively, net of income taxes per diluted share. Effective January 1, 2003, the Company’s method of accounting for landfill closure and post-closure, as well as landfill final capping, changed as a result of its adoption of SFAS No. 143. SFAS No. 143 does not change the basic landfill accounting that the Company and others in the industry have followed historically. Through December 31, 2002, the waste industry generally recognized expenses associated with (1) amortization of capitalized and future landfill asset costs and (2) future closure and post-closure obligations on a units-of-consumption basis as airspace was consumed over the life of the related landfill. This practice, referred to as life cycle accounting within the waste industry, continues to be followed. The table below compares the Company’s historical practices and current practices of accounting for landfill final capping, closure and post-closure activities.

Description	Historical Practice	Current Practice (Effective January 1, 2003)
Definitions:

Final Capping	Capital asset related to installation of flexible membrane and geosynthetic clay liners, drainage and compacted soil layers and topsoil constructed over areas of landfill where total airspace capacity has been consumed	Reflected as an asset retirement obligation, on a discounted basis, rather than a capital asset

Closure	Includes last final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified as closed	No change, except that last final capping event of each landfill will be treated as a part of final capping

Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency	No change

Discount Rate:	Landfill final capping, closure and post-closure obligations were not discounted	Obligations discounted at a credit-adjusted, risk-free rate (8.0% at January 1, 2003)

Cost Estimates:	Costs were estimated based on performance, principally by third parties, with a small portion performed by the Company	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity

Inflation:	Landfill final capping, closure and post-closure liabilities were not inflated to period of performance	Inflation rate of 2.5% effective January 1, 2003

Description	Historical Practice	Current Practice (Effective January 1, 2003)
Recognition of Assets and Liabilities:

Final Capping	Costs were capitalized as spent, except for the last final capping event that occurs after the landfill closes, which was accounted for as part of closure; spending was included in capital expenditures within investing activities in the statement of cash flows	All final capping is recorded as a liability and asset when incurred; the discounted cash flow associated with each final capping event is recorded to the accrued liability with a corresponding increase to landfill assets as airspace is consumed related to the specific final capping event; spending is reflected as a change in liabilities within operating activities in the statement of cash flows

Statement of Operations Expense:

Liability accrual	Expense charged to cost of operations at same amount accrued to liability	Not applicable

Landfill asset amortization	Not applicable for landfill closure and post-closure obligations	Landfill asset is amortized to depreciation and amortization expense as airspace is consumed over life of specific final capping event or life of landfill for closure and post-closure

Accretion	Not applicable as landfill final capping, closure and post-closure obligations were not discounted	Expense, charged to cost of operations, is accreted at credit-adjusted, risk-free rate (8.0%) under the effective interest method

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

10. LANDFILLS

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

Assets and liabilities associated with final capping, closure and post-closure costs consisted of the following at the dates presented (in thousands):

	December 31,	September 30,
	2002	2003
Landfill assets	$72,574	$82,153
Accumulated landfill airspace amortization	(7,953)	(17,796)

Net landfill assets	$64,621	$64,357

	December 31, 2002	September 30, 2003
Final capping	$2,716	$4,562
Closure/post-closure	1,306	409

Total liabilities	$4,022	$4,971

Current portion	$410	$608
Long term	3,612	4,363

Total liabilities	$4,022	$4,971

The changes to landfill liabilities were as follows for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2002	2003
Beginning balance	$(3,090)	$4,022
Cumulative effect of change in accounting principle	—	(112)
Obligations incurred	(797)	978
Obligations settled	131	(825)
Interest accretion	—	485
Change in estimate	19	423

Ending balance	$(3,737)	$4,971

11. SUBSEQUENT EVENT

On November 4, 2003, the Board of Directors of the Company declared a semi-annual cash dividend of $0.08 per share to shareholders of record on November 21, 2003. Payment of the cash dividend will be December 19, 2003. The Company will pay dividends based on sufficient cash available to effect the dividend without impairing the Company’s ability to pay its debts as they become due in the usual course of business. In addition, the Company will pay dividends based on the availability of sufficient cash without reducing total assets below the sum of its total liabilities plus any amount that would be needed if the Company were dissolved as of the payment date to satisfy all preferential rights upon distribution and to satisfy any preferential rights that are superior to those receiving the dividend.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. Some matters discussed in this Management’s Discussion and Analysis are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated, including general economic conditions, our ability to manage growth, the availability and integration of acquisition targets, regulatory permitting processes, the development and operation of landfills, impairment of goodwill, competition, geographic concentration, weather conditions, government regulation and others set forth in our Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Waste Industries USA, Inc. is a regional, vertically-integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. As of September 30, 2003, we operated 36 collection operations, 28 transfer stations, approximately 90 county convenience drop-off centers, eight recycling facilities and 11 landfills in the southeastern United States. We had revenues of $251.8 million and operating income of $27.7 million for the year ended December 31, 2002, and revenues of $199.5 million and operating income of $19.5 million for the nine-month period ended September 30, 2003.

Our presence in growth markets in the southeastern United States, including North Carolina, Georgia and Virginia, has supported our internal growth. In addition, from 1990 through the nine-month period ended September 30, 2003, we acquired 75 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern United States and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our density should improve, which we expect will increase our collection efficiencies and profitability.

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

At September 30, 2003, we operated approximately 90 convenience sites under contract with 13 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At September 30, 2003, we also operated eight recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by entering into hedging instruments.

We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At September 30, 2003, we owned, operated or transferred from 28 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At September 30, 2003, we operated 11 landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the equipment that we resell.

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

Critical Accounting Policies

We have established various accounting policies in accordance with accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. Accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of our assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions that could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

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

In connection with the adoption of SFAS No. 143, we recorded approximately $1.1 million, net of income taxes, or $0.08 per diluted share, in the first quarter of 2003 as a charge to cumulative effect of a change in accounting principle. The effect of applying the provisions of SFAS No. 143 was a reduction in income before cumulative effect of a change in accounting principle for the three- and nine-month periods ended September 30, 2003 of approximately $300,000, or $0.02, and $669,000, or $0.05, respectively, net of income taxes per diluted share.

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

Reflected as an asset retirement obligation, on a discounted basis, rather than a capital asset

Closure	Includes last final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified as closed	No change, except that last final capping event of each landfill will be treated as a part of final capping

Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency	No change

Discount Rate:	Landfill final capping, closure and post-closure obligations were not discounted	Obligations discounted at a credit-adjusted, risk-free rate (8.0% at January 1, 2003)

Cost Estimates:	Costs were estimated based on performance, principally by third parties, with a small portion performed by the Company	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity

Inflation:	Landfill final capping, closure and post-closure liabilities were not inflated to period of performance	Inflation rate of 2.5% effective January 1, 2003

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

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Statement of Operations Expense: Liability accrual	Expense charged to cost of operations at same amount accrued to liability	Not applicable

Landfill asset amortization	Not applicable for landfill closure and post-closure obligations	Landfill asset is amortized to depreciation and amortization expense as airspace is consumed over life of specific final capping event or life of landfill for closure and post-closure

Accretion	Not applicable as landfill final capping, closure and post-closure obligations were not discounted	Expense, charged to cost of operations, is accreted at credit-adjusted, risk-free rate (8.0%) under the effective interest method

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

Three- and Nine-Month Periods Ended September 30, 2003 vs. Three- and Nine-Month Periods Ended September 30, 2002

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Total revenues	100.0%	100.0%	100.0%	100.0%
Service	99.4%	99.7%	99.5%	99.5%
Equipment	0.6%	0.3%	0.5%	0.5%

Total cost of operations	64.1%	66.2%	64.2%	65.1%
Selling, general and administrative	13.1%	13.4%	13.6%	13.8%
Depreciation and amortization	10.8%	11.2%	11.0%	11.6%
Gain on sale of collection and hauling operations	—	-0.9%	—	-0.3%
Impairment of fixed assets	—	0.0%	—	0.0%

Operating income	12.0%	10.1%	11.2%	9.8%

Interest expense (net)	4.3%	3.3%	4.4%	3.5%
Other expense (income)	0.0%	0.0%	0.0%	0.0%

Income before income taxes and cumulative effect of a change in accounting principle	7.7%	6.8%	6.8%	6.3%
Income tax expense	2.8%	2.5%	2.5%	2.3%

Income before cumulative effect of a change in accounting principle	4.9%	4.3%	4.3%	4.0%
Cumulative effect of a change in accounting principle	0.0%	0.0%	0.0%	-0.5%

Net income	4.9%	4.3%	4.3%	3.5%

REVENUES. Total revenues increased approximately $5.8 million, or 8.9%, and $10.9 million, or 5.8%, respectively, for the three- and nine-month periods ended September 30, 2003, compared to the same periods in 2002. The increase for the three-month period ended September 30, 2003 was attributable to the effect of six businesses acquired, offset by the disposition of four businesses during the nine-month period ended September 30, 2003, resulting in an increase of approximately $3.9 million, an increase of approximately $1.7 million in disposal and special waste revenue and an increase in annexation fees, fuel surcharges, recycling revenue and other miscellaneous revenue of approximately $1.1 million. These increases were offset by a decrease of approximately $0.9 million in transfer station revenue due to the loss of a municipal contract, compared to the same period in 2002. The increase for the nine-month period ended September 30, 2003 was attributable to the effect of six businesses acquired, offset by the disposition of four business during the nine-month period ended September 30, 2003, resulting in an increase of approximately $7.4 million, an increase of approximately $3.9 million in landfill, disposal and special waste revenue, an increase in annexation fees, fuel surcharges and other miscellaneous revenue of approximately $0.9 million and the effect of prices and collection volumes resulting from new municipal and commercial contracts and residential subscriptions of approximately $2.0 million. The increases were offset by a decrease of approximately $3.3 million in transfer station revenue due to the loss of a municipal contract, compared to the same period in 2002.

TOTAL COST OF OPERATIONS. Total cost of operations increased $5.2 million, or 12.4%, and $8.8 million, or 7.3%, respectively, for the three- and nine-month periods ended September 30, 2003, compared to the same periods in 2002. The increase for the three-month period was primarily attributed to the effect of six businesses acquired, offset by the disposition of four businesses during the nine-month period ended September 30, 2003, resulting in an increase of approximately $2.5 million, increased disposal and transfer expenses of approximately $1.8 million, increased casualty and worker compensation insurance of $0.8 million and increased fuel costs of $0.1 million. The increase for the nine-month period was primarily attributed to the effect of six businesses acquired, offset by the disposition of four businesses during the nine-month period ended September 30, 2003, resulting in an increase of approximately $3.7 million, increased disposal and transfer expenses of $3.9 million and increased casualty and worker compensation insurance of $1.2 million. Total cost of operations as a percentage of revenues increased to 66.2% from 64.1% and increased to 65.1% from 64.2%, respectively, for the three- and nine-month periods ended September 30, 2003 as compared to the same periods in 2002.

SELLING GENERAL & ADMINISTRATIVE (“SG&A”). SG&A increased $1.0 million, or 11.3%, and $1.9 million, or 7.6%, respectively, for the three- and nine-month periods ended September 30, 2003, compared with the same periods in 2002. For the three-month period ended September 30, 2003, the increase was primarily attributable to increased labor expenses of $0.4 million, increased bad debt expense of $0.3 million, increased outsourcing of services of $0.2 million and transition costs of businesses acquired and disposed for the three-month period ended September 30, 2003 of $0.1 million, compared to the same period in 2002. For the nine-month period ended September 30, 2003, the increase was primarily attributable to increased labor expenses of $0.6 million, increased outsourcing of services of $0.6 million, increased bad debt expense of $0.5 million, and increased professional fees of $0.2, compared to the same period in 2002. SG&A as a percentage of revenues increased to 13.4% from 13.1% for the three-month periods ended September 30, 2003 and 2002 and increased to 13.8% from 13.6% for the nine-month periods ended September 30, 2003 and 2002, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.9 million, or 12.2%, and $2.4 million, or 11.5%, respectively, for the three- and nine-month periods ended September 30, 2003, compared to the same periods in 2002. Depreciation and amortization, as a percentage of revenues, increased to 11.2% from 10.8% and 11.6% from 11.0% for the three- and nine-month periods ended September 30, 2003 and 2002, respectively. The primary component of these increases was the adoption of SFAS No. 143. In accordance with SFAS No. 143, effective January 1, 2003, landfill assets are amortized to depreciation and amortization expense as airspace is consumed over the life of the specific final capping event or the life of the landfill for closure and post-closure.

INTEREST EXPENSE. Interest expense (net of interest income) decreased $0.5 million, or 17.1%, and $1.4 million, or 16.2%, respectively, for the three and nine-month periods ended September 30, 2003, compared to the same periods in 2002. This decrease is primarily attributable to lower debt levels during the majority of the nine-month period ended September 30, 2003, compared to the same period in 2002. The lower debt level for the nine-month period ended September 30, 2003 was offset by increased debt of $13.0 million due to acquisition activity and the addition of an income tax exempt variable rate demand bond of $9.5 million for landfill expansion in the last two months of the period. Average interest rates were 6.0% and 6.1% for the nine-month periods ended September 30, 2003 and 2002, respectively.

INCOME TAX EXPENSE. Income tax expense decreased $59,000, or 3.2%, and decreased $121,000, or 2.6%, for the three and nine-month periods ended September 30, 2003, compared to the same periods in 2002 due to a decrease in income before taxes.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 2003, we adopted the provisions of SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result, for the nine-month period ended September 30, 2003, we recognized a cumulative effect of a change in accounting principle of $1.1 million (net of tax benefit of $0.6 million). For a discussion of SFAS No. 143, see “RESULTS OF OPERATIONS – Critical Accounting Policies”.

NET INCOME. Net income decreased $0.1 million, or 3.2%, and decreased $1.3 million, or 15.6%, respectively, for the three- and nine-month periods ended September 30, 2003, compared to the same periods in 2002. The decrease was primarily related to increases in cost of operations, SG&A, depreciation and amortization and a charge for a cumulative effect of a change in accounting principle, which offset our total revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at September 30, 2003 was negative $3.0 million compared to positive working capital of $2.5 million at December 31, 2002. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facilities and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2003. Prior to 2000, we had fully drawn upon our three $25.0 million term facilities with Prudential Insurance Company of America. In 2000, we began principal repayments on the first $25.0 million term facility. The Prudential facilities require us to maintain financial ratios, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. We were in compliance with these financial ratios as of December 31, 2002 and September 30, 2003. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.53%, 7.21% and 7.09%, respectively, and the facilities mature as follows: $10.7 million in April 2006, $17.0 million in June 2008 and $21.4 million in February 2009, subject to renewal.

On August 27, 2003, we amended and extended our revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank acts as agent. This new credit facility (“Fleet Credit Facility”) provides up to $175.0 million through February 2007. Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the Fleet Credit Facility. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Fleet Credit Facility. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The Fleet Credit Facility bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for Eurodollar rate borrowings. The Fleet Credit Facility requires us to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. We were in compliance with these financial ratios as of December 31, 2002 and September 30, 2003. As of September 30, 2003, an aggregate of approximately $78.0 million was outstanding under the Fleet Credit Facility, and the average interest rate on outstanding borrowings was approximately 3.4%.

We entered into a $9.5 million income tax exempt variable rate demand bond with Sampson County, North Carolina (“Sampson Facility”) on September 10, 2003 for the funding of expansion at our landfill in that county. This issue is in addition to our existing $30.9 million Sampson facility outstanding at September 30, 2003. Both bonds are backed by a letter of credit issued by Wachovia Bank & Trust as a participating lender under our Fleet syndication. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 3.4% at September 30, 2003.

As of September 30, 2003, we had the following contractual obligations and commercial commitments (in thousands):

	PAYMENTS DUE BY PERIOD
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1)	$168,755	$11,098	$21,435	$92,286	$43,936
Expected aggregate environmental liabilities(2)	91,238	410	5,187	263	85,378
Operating leases	7,224	1,688	2,610	1,850	1,076
Capital leases	250	250	—	—	—

Total contractual cash Obligations	$267,467	$13,446	$29,232	$94,399	$130,390

(1)	As of September 30, 2003, our Fleet credit facility allows us to borrow up to $175 million provided our loan covenants are maintained.

(2)	Environmental liabilities are based on current costs and include final closure, post closure and environmental remediation costs.

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Standby letters of credit	$10,699	$10,699	$—	$—	$—
Performance bonds	3,603	3,603	—	—	—

Total commercial Commitments	$14,302	$14,302	$—	$—	$—

Net cash provided by operating activities decreased $0.3 million to $28.0 million for the nine-month period ended September 30, 2003, compared to net cash provided by operating activities of $28.3 million for the nine-month period ended September 30, 2002. Cash provided consisted of income from operations and cash generated from changes in operating assets and liabilities.

Net cash used in investing activities increased $26.0 million to $42.0 million for the nine-month period ended September 30, 2003, compared to $16.0 million for the nine-month period ended September 30, 2002. The increase in cash used was primarily related to an increase in acquisition of related businesses of $35.1 million and an increase in capital expenditures of $9.6 million, offset by an increase in proceeds from the sale of collection and hauling operations of $15.7 million, an increase in acquisition liabilities of $1.9 million and an increase in proceeds in the sale of property and equipment of $1.1 million.

We currently expect capital expenditures for 2003 to be approximately $32.5 million, compared to $18.2 million in 2002. In 2003, we expect to use approximately $10.8 million for vehicle and equipment additions and replacements, approximately $14.7 million for landfill site and cell development, approximately $5.3 million for support equipment and approximately $1.7 million for facilities, additions and improvements. We expect to fund our planned 2003 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal business, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

Net cash provided by financing activities totaled $12.4 million for the nine-month period ended September 30, 2003, compared to net cash used of $9.2 million for the nine-month period ended September 30, 2002. Proceeds from issuance of borrowings, net of repayments, of long-term debt were $12.7 million compared to repayments, net of borrowings, of $8.4 million for the nine-month periods ended September 30, 2003 and 2002, respectively.

At September 30, 2003, we had approximately $169.0 million of total borrowings outstanding (including capital lease obligations) and approximately $10.7 million in letters of credit. At September 30, 2003, the ratio of our total debt (including capital lease obligations) to total capitalization was 61.8%, compared to 61.2% at December 31, 2002.

Accounts receivable increased approximately $4.0 million to $32.1 million at September 30, 2003 from $28.2 million at December 31, 2002 due primarily to increased revenues of $10.9 million for the nine-month period ended September 30, 2003, offset by cash collections.

Prepaid insurance increased approximately $1.2 million to $1.7 million at September 30, 2003 from $0.5 million at December 31, 2002 due primarily to the prepayment of our annual insurance premium for auto liability and physical damage coverage and workers’ compensation coverage.

Accrued expenses and other liabilities increased approximately $0.5 million to $5.7 million at September 30, 2003 from $5.2 million at December 31, 2002 due primarily to an increase of $0.3 million in accrued property tax, and an increase of $0.3 million in accrued landfill fees, offset by a decrease of $0.1 million in property and casualty insurance.

Recently Adopted and Newly Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2003, we adopted the provisions of SFAS No. 143 which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 required us to change our method of accounting for landfill closure and post-closure, as well as final capping, obligations. See “RESULTS OF OPERATIONS – Critical Accounting Policies,” for a discussion of our adoption of SFAS No. 143.

Effective January 1, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and Accounting Principles Board No. 30, Reporting the Results of Operation – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 did not have a material impact on our results of financial condition or results of operations.

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

Effective December 31, 2002, we adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) of SFAS No. 148 were effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have an impact on our results of operations or financial condition.

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods ending after December 15, 2003. We do not believe the adoption of FIN 46 will have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued a FASB Staff Position delaying the effective date for certain instruments and entities. SFAS No. 150 had no impact on our financial condition and results of operations.

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

Our results of operations are impacted by fluctuations in commodity pricing. To reduce our risk to market fluctuations, we entered into two commodity swap contracts with Waste Management Trading, LLC effective January 1, 2003 and June 1, 2003, respectively, to hedge our recycling revenue received for old corrugated cardboard (“OCC’), the price of which has been volatile in 2003, and have designated the qualifying instruments as cash flow hedges. The contracts each hedge 18,000 tons of OCC at $70 a ton for a term of five years. The notional amounts hedged under these agreements represent approximately 25% of our current OCC volume.

We have used heating oil option agreements to manage a portion of our exposure to fluctuations in diesel fuel oil prices. To date, such agreements have not been significant to our financial condition and results of operations. There were no open option agreements at September 30, 2003.

We believe our quantitative and qualitative disclosures regarding market risk have not changed materially from those disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.	CONTROLS AND PROCEDURES

(a) As of September 30, 2003, our Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-14 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures enable us to record, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

(b) There have been no significant changes in our internal controls over financial reporting or in other factors that have significantly affected or could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See exhibit index.

(b) Reports on 8-K

We filed a Form 8-K with the United States Securities and Exchange Commission on July 30, 2003 to announce our operating and financial results for the quarter ended June 30, 2003.

We filed a Form 8-K with the United States Securities and Exchange Commission on August 12, 2003 to announce the completion of an asset purchase and sale transaction with Allied Waste Industries.

We filed a Form 8-K with the United States Securities and Exchange Commission on September 4, 2003 to announce the execution of an Amended and Restated Revolving Credit Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003	Waste Industries USA, Inc. (Registrant)

	By:	/s/ Jim W. Perry

Jim W. Perry President and Chief Executive Officer

Dated: November 14, 2003	Waste Industries USA, Inc. (Registrant)

	By:	/s/ D. Stephen Grissom

D. Stephen Grissom Chief Financial Officer

WASTE INDUSTRIES USA, INC.

EXHIBIT INDEX

Third Quarter 2003

Exhibit Number	Exhibit Description

Exhibit 10.1	1997 Stock Plan, as amended on August 4, 2003

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to rule 15d-14 (a) under the Securities Exchange Act of 1934

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to rule 15d-14 (a) under the Securities Exchange Act of 1934

Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002