Form 10-K
period 2003-12-31
WASTE INDUSTRIES USA INC
filed 2004-03-30
CIK 1125845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-22417

WASTE INDUSTRIES USA, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0954929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3301 BENSON DRIVE, SUITE 601

RALEIGH, NORTH CAROLINA 27609

(Address of principal executive offices) (Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (919) 325-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

common stock (no par value per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on June 30, 2003, on the NASDAQ National Market System was approximately $39,057,220 as of such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of March 30, 2004, the registrant had outstanding 13,492,876 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

NOTE RELATING TO FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. These statements and other statements made elsewhere by us or our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “may,” “believe,” “could,” “should,” “would,” “anticipates,” “plans” or similar expressions, are based on a number of assumptions. Actual events or results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in our other SEC filings and including, in particular: weather conditions; economic conditions; our ability to manage growth; the availability and integration of acquisition targets; competition; geographic concentration; and government regulation. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Waste Industries USA, Inc. is a regional, vertically integrated solid waste services company. We provide solid waste collection, transfer, disposal and recycling services to commercial, industrial and residential customer locations in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Georgia and Florida. Our principal operations as of December 31, 2003 consisted of 36 collection operations, 28 transfer stations, approximately 90 county convenience drop-off centers, five recycling facilities and 11 landfills, serving more than 500,000 municipal, residential, commercial and industrial service locations.

Our Chairman of the Board of Directors founded our company in 1970 and, together with our Chief Executive Officer, are recognized for their leadership roles throughout the solid waste management industry and trade organizations. Our management team collectively has over 166 years of experience in the solid waste industry and over 107 years with our company.

Industry Overview

In the last 10 years, the solid waste collection and disposal industry has undergone a period of significant consolidation and integration. We believe that this consolidation and integration has been caused primarily by:

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

The increasingly stringent industry regulations, such as the Subtitle D regulations, have resulted in rising operating and capital costs and have caused the consolidation and acquisition activities in the solid waste collection and disposal industry in the last 10 years. Many of the smaller industry participants have found these costs difficult to bear and have decided to either close their operations or sell them to larger operators. In addition, Subtitle D requires more stringent engineering of solid waste landfills including liners, leachate collection and monitoring and gas collection and monitoring. These ongoing costs are coupled with increased financial reserves from solid waste landfill operators for closure and post-closure monitoring. As a result, we believe, based on our market research, the number of solid waste landfills is declining while the size of solid waste landfills is increasing.

In many markets in which we operate or intend to expand, competitive pressures are forcing operators to become more efficient by establishing an integrated network of solid waste collection operations and transfer stations, through which we secure solid waste streams for disposal. Operators have adopted a variety of disposal strategies, including owning landfills, establishing strategic relationships to secure access to landfills, or by otherwise capturing significant waste stream volumes to gain leverage in negotiating lower landfill fees and securing long-term contracts with high capacity landfills on most favored pricing terms.

In the Southeastern U.S. solid waste market, which is our market, city and county governments have historically provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to privatize or contract out their collection and disposal services to the private sector. Landfills, transfer stations and incinerators located in our market area are predominantly municipally owned. The Southeastern market has been and is currently undergoing significant economic and population growth. Certain states in the Southeastern U.S. exceed the national average in terms of economic growth as measured by gains in jobs, personal income and population.

There is an increasing trend at the state and local levels to encourage waste reduction at the source and to prohibit the disposal of certain types of wastes, such as yard wastes and recyclable materials, at landfills. For example, North Carolina, South Carolina and Virginia have each established quantifiable goals and time frames to reduce the solid waste disposed of in their respective landfills. We believe, based on our experience in the industry that these trends and laws have created significant opportunities for solid waste services companies to provide additional recycling services to generators of solid waste who are not otherwise able to dispose of such waste.

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

Internal Growth

In order to continue to achieve internal growth, we will focus on increasing sales penetration in current and adjacent market areas, marketing upgrades or additional services (such as on-site solid waste compaction) to existing customers and implementing selective price increases. We strive to be the first or second largest provider, in terms of market share, of waste services in the majority of the markets in which we operate. Current levels of population growth and economic development in the Southeastern U.S. and our strong market presence should provide an opportunity for us to increase revenues and market share in our region. As customers are added in existing markets, our density is improved, which should increase our collection efficiencies and profitability. At December 31, 2003, we had an approximately 57-person sales force dedicated to maintaining and increasing our sales to new and existing commercial, industrial, municipal and residential customers.

An important part of our internal growth strategy is to operate transfer stations strategically located throughout our geographic area to improve our consolidation of collected solid waste and permit us to deliver the collected solid waste to landfills where we have negotiated favorable volume rates with landfill operators or to dispose of it at sites we own. At December 31, 2003, we operated 28 transfer stations, eight of which we own. By operating transfer stations, we engage in direct communication with municipalities that own the transfer stations regarding waste disposal services, better positioning us to gain additional business in our markets in the event any of these municipalities privatize their solid waste operations. To the extent we are unable to operate existing transfer stations owned by municipalities, we would consider constructing our own transfer station.

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

Acquisition Program

From 1990 through December 31, 2003, we acquired, either by merger or asset purchase, 75 solid waste collection or disposal operations, with six being acquired in 2003, eight being acquired in 2002 and three being acquired in 2001. We have developed a set of financial, geographic and management criteria designed to assist management in the evaluation of acquisition candidates engaged in solid waste collection and disposal. These criteria evaluate a variety of factors, including, but not limited to:

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

We have an established integration procedure for newly acquired companies designed to effect a prompt and efficient integration of the acquired business while minimizing disruption to our ongoing business and that of the acquired business. Once a solid waste collection operation is acquired, programs designed to improve collection and disposal routing, equipment maintenance and utilization, employee productivity, operating efficiencies and overall profitability are implemented. To improve an acquired business’ operational productivity, administrative efficiency and profitability, we apply the same benchmarking programs and systems to the acquired business as are employed at our existing operations. We also solicit new commercial, industrial and residential customers in areas within and surrounding the markets served by the acquired collection operations as a means of further improving operating efficiencies and increasing the volumes of solid waste collected by the acquired operation. We typically attempt to retain the acquired company’s management and key employees and consolidate administrative and management information systems through our corporate offices.

Prior to completing an acquisition, we perform extensive environmental, operational, engineering, legal, human resource and financial due diligence. All acquisitions are subject to initial evaluation and approval by our management before being recommended to our Board of Directors.

2003 Acquisitions

Company	Year Acquired	Principal Business	Location	Market Area
Patriot Waste Systems	2003	Commercial and Industrial Collection	Greensboro and Graham, NC	Western NC

Kleen Way Sanitation	2003	Residential Collection	Wilson, NC	Eastern NC

All American Waste Management	2003	Residential Collection	Atlanta, GA	Metro Atlanta GA

Collection operations from Allied Waste Industries	2003	Commercial and Industrial Collection	Norfolk, VA	Eastern VA

Collection operations from Allied Waste Industries	2003	Commercial, Industrial and Residential Collection	Clarksville, TN	Central TN

Waste Watchers	2003	Commercial, Industrial and Residential Collection	Summerville, SC	Eastern SC

Effective January 1, 2003, we acquired Patriot Waste Systems for approximately $4.8 million in cash and stock. This tuck-in acquisition provides commercial and industrial waste collection services to existing operations in the Greensboro and Graham, North Carolina markets.

On June 1, 2003, we purchased Kleen Way Sanitation for approximately $204,000 in cash. This tuck-in acquisition of residential routes expands our customer base in our existing Wilson, North Carolina market.

On June 30, 2003, we acquired All American Waste Management, Inc. for approximately $695,000 in cash. This acquisition of residential services is a tuck-in to our existing operations in the northern Metro Atlanta market.

On August 1, 2003, we acquired collection operations in Norfolk, Virginia and Clarkesville, Tennessee for approximately $32.2 million in cash from Allied Waste Industries. This acquisition is a tuck-in to existing operations in Norfolk, Virginia and is a new market entrance in Clarksville, Tennessee. Simultaneously, we sold to Allied Waste Industries collection operations in Charlotte, North Carolina, Sumter, South Carolina, Mobile, Alabama and Biloxi, Mississippi for $16.3 million in cash.

On August 21, 2003, we acquired Waste Watchers for approximately $2.6 million in cash. This acquisition is a tuck-in to our existing operations in Summerville, South Carolina and provides commercial, industrial and residential waste collection services.

During 2003 we primarily funded these acquisitions with proceeds from borrowings under our senior credit facility and the issuance of shares of our common stock with a fair value of approximately $0.7 million.

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

Through the utilization of our systems and controls, we will continue to manage our landfill disposal costs and to negotiate long-term disposal contracts with Subtitle D landfill operators. In addition, we have developed an extensive network of transfer stations that we use to consolidate waste streams to gain greater leverage in negotiating landfill disposal fees. As of December 31, 2003, approximately 36.0% of our waste volume was directed through transfer stations owned or operated by us.

Contracts Program

We currently have 241 municipal contracts that represent approximately $81.0 million of revenue on an annualized basis. We believe that opportunities for gaining new contracts are increasing due to shrinking state and local government coffers resulting from the economic downturn. In most cases, only larger disposal services companies such as us are financially acceptable to the municipality. Historically, in the Southeastern U.S., city and county governments have provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to privatize or contract out their collection and disposal services to the private sector. Typically, these contracts are competitively bid and have initial terms of one to five years. In bidding for large contracts, our management team draws on its experience in the waste industry and its knowledge of local service areas in existing and target markets. We engage in extensive due diligence using our advanced management information systems and productivity and cost modeling analyses to respond to requests for proposals to provide services. Our regional managers are responsible for managing the relationships with local governmental officials within their respective service area and sales representatives may be assigned specific municipalities for coverage. We may be required to bid for renewal of a contract previously awarded to us, or in certain cases to renegotiate the contract as a result of changed market conditions. During 2003, we retained approximately 98.0% of our municipal contracts that were up for bid or renewal. No single customer of ours accounted for more than 4.0% of our revenues in 2003. We do not believe that the loss of any single customer would have a material adverse effect on our results of operations.

Services

Commercial, Industrial and Residential Waste Services

We provide commercial and industrial collection and disposal services under one-year to five-year service agreements. Fees are determined by such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, the type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in our markets for similar service. Collection of larger volumes associated with commercial and industrial waste streams generally helps improve our operating efficiencies and, through consolidation of these volumes, we can negotiate more favorable disposal prices. Our commercial and industrial customers utilize portable containers for storage thereby enabling us to service many customers with fewer collection vehicles. Commercial and industrial collection vehicles normally require one operator. We provide two to eight cubic yard containers to commercial customers and 10 to 42 cubic yard containers to industrial customers. As a part of the services we provide for an additional fee under our waste services contract, we install stationary compactors that compact waste prior to collection on the premises of a substantial number of large volume customers. No single commercial or industrial contract is individually material to our results of operations.

Our residential solid waste collection and disposal services are performed either on a subscription basis with individual households, or under contracts with municipalities, homeowners associations, apartment owners or mobile home park operators. Municipal contracts grant us the right to service all or a portion of the residences in a specified community or to provide a central repository for residential waste drop-off. Municipal contracts in our market areas are typically awarded on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Residential contract fees are based primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in its markets for similar service. Municipal collection fees are paid either by the municipalities from tax revenues or through direct service charges to the residents receiving the service. We had approximately 241 municipal contracts in place as of December 31, 2003. No single municipal or other residential contract is individually material to our results of operations.

At December 31, 2003, we operated 11 solid waste landfills in Florida, Georgia, Mississippi, North Carolina and Tennessee. Our landfill facilities are designed and operated to meet federal, state and local regulations in all material respects and we believe each of our landfill sites are in compliance with current applicable state and federal Subtitle D regulations in all material respects. None of our landfills are permitted to accept hazardous waste.

Transfer Station Services

The 28 transfer stations we operated at December 31, 2003 receive, compact and transfer solid waste to larger vehicles for transport to landfills. We believe that transfer stations benefit us by:

•	providing access to multiple landfills;

•	improving utilization of collection personnel and equipment;

•	concentrating the waste stream to gain leverage in negotiating more favorable disposal rates; and

•	building relationships with municipalities that can lead to opportunities for additional business in the future.

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

At December 31, 2003, we owned eight of the transfer stations we operate, and operate the remaining 20 transfer stations pursuant to operating agreements. We generally receive a fixed monthly operating fee for our services under these agreements, together with a variable fee based upon the number of hauls made by us from the station. At December 31, 2003, approximately 61% of waste directed to the transfer stations we operated was delivered by third parties, who pay us a fee based on the tonnage delivered. Control of these third-party waste streams coupled with our waste stream adds to our bargaining power in our negotiations for favorable solid waste disposal rates with landfill operators.

In 2003, we outsourced the majority of our transportation services related to transfer station operations. We believe outsourcing these operations will reduce capital expenditures, improve maintenance capacity for other core services, reduce ownership costs, such as insurance, fuel, labor and maintenance costs, and improve the aging of our remaining transfer fleet.

Recycling Services

Recycling involves the removal of reusable materials from the waste stream for processing and sale in various applications. Based on our experience in the industry, we believe that recycling will continue to be an important component of local and state solid waste management plans as a result of the public’s increasing environmental awareness and expanding regulations mandating or encouraging waste recycling. We offer commercial, industrial and residential customers recycling for office paper, cardboard, newspaper, aluminum and steel cans, plastic, glass, pallets and yard waste. At December 31, 2003, we operated approximately 90 convenience sites where residents can dispose of recyclables. At December 31, 2003, less than 2.0% of our revenues represented recycling services.

Through a centralized effort, we resell recycled waste products using commercially reasonable practices and seek to manage commodity-pricing risk by spreading the risk among our customers. These commodities are delivered either to third-party processing facilities in exchange for a fee or to one of five facilities operated by us for processing prior to resale. The resale prices of, and demand for, recyclable commodities, particularly wastepaper, can be volatile and subject to changing market conditions.

Convenience Sites and Other Specialized Services

In 1982, we developed the concept of a convenience site in response to increasing volumes of waste dumped randomly in rural areas. Each site typically consists of a ramp for easy disposal access, a trash compactor and trash and recycling containers. Most sites have posted operating hours during which our personnel assist residents with the deposit of waste and recyclables while monitoring the types of waste deposited at the sites. Because these convenience sites reduce the amount of trash dumped along roads and in recreational areas, we believe that county and local governments will contract for these sites to be strategically located. At December 31, 2003, we operated approximately 90 convenience sites located in 13 counties in our market area.

In addition, we have increased our efforts to win additional contracts to manage comprehensive disposal services for large corporations and municipalities. For example, after thorough review and evaluation, we might provide a lump sum quote for handling all the waste in a company’s facility. This would include separating at the source various wastes into commodities for resale and non-recyclables for disposal. The process of sorting at the source, processing through a compaction system and scheduling waste and recyclable removals only when the containers are full reduces our cost and increases our operating efficiency. Furthermore, confidential documents can be controlled throughout the process and destroyed to the customer’s satisfaction.

Operations

Branch Facility Structure

Based on our experience in the industry, we believe that a branch facilities structure retains decision-making authority close to the customer, which enables us to identify customers’ needs quickly and implement cost-effective solutions. Furthermore, we believe that it provides a low-overhead, highly efficient operational structure that allows us to branch into geographically contiguous markets and operate in small communities that larger competitors might not find attractive. Based on our experience in the industry, we believe that branch facilities and decentralized management of operations provide us with a strategic competitive advantage given the relatively rural nature of the Southeastern U.S.

We deliver our waste services from branch locations in contiguous service areas, which permits our branch facilities to provide back-up services and support to one another. Each manager of a branch facility has autonomous service and decision-making authority for the local market area. Each designated division is overseen by a division manager and a division controller, who is typically located at one of our branch facilities. Effective January 1, 2004, the branch network was divided into four divisions set forth below:

COLLECTION OPERATIONS

Central Division	South Division	East Division	Landfill Division
Durham, NC	Bolivia, NC	Elizabeth City, NC	Durham, NC
Garner, NC	Conway, SC	Goldsboro, NC	Holly Springs, NC
Graham, NC	Hope Mills, NC	Greenville, NC	Roseboro, NC
Greensboro, NC	Summerville, SC	Jacksonville, NC	Jacksonville, FL
Henderson, NC	Wilmington, NC	Kinston, NC	Fairburn, GA
Oxford, NC	Albany, GA	Newport, NC	Moss Point, MS
Wytheville, VA	Americus, GA	Norfolk, VA	Gulfport, MS
Crossville, TN	Atlanta, GA	Rocky Mount, NC	Olive Branch, MS
Clarksville, TN	Dawson, GA	Wilson, NC	Greycourt, SC
Moss Point, MS	Douglas, GA		Bath Springs, TN
Nashville, TN	Easley, SC		Douglas, TN
Olive Branch, MS	Lilburn, GA
Moultrie, GA
Oglethorpe, GA
Warner Robbins AFB, GA

Our managerial philosophy centers on the principle that customers’ needs can best be served at the local level by a staff of well-trained personnel led by a branch manager. Each branch manager is responsible for implementing sales programs, maintaining service quality, promoting safety in the branch’s operations and overseeing the day-to-day operations for the branch, including contract administration. Branch managers also assist division managers in identifying potential acquisition candidates. Frequently, the branch manager is also the branch facility’s sales manager; but in larger market areas, branch facilities will have one or more sales persons. Branch managers are compensated based on the performance of their branch. Each branch manager reports to a division vice president, who reports to our chief operating officer.

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

Information Technologies

A cornerstone of our desire to deliver responsive and cost-effective waste services is our management information systems network. Many of our information systems, controls and services are designed to assist branch facilities’ personnel in making decisions based upon centralized information. Financial control is maintained through personnel, fiscal and accounting policies that are established at the corporate level for implementation at the branch locations. Our systems allow for centralized billing and collection through a lock-box system, thus enhancing cash management. An internal audit program monitors compliance with our policies and the benchmarks are monitored continuously using an advanced management information system. This information system links our IBM AS/400 computer to each branch using the Internet which allows each branch on-line, real-time financial, productivity, maintenance and customer information.

Support Services

Our Support Services Teams provide our branch operations with significant assistance in maintaining existing customers, winning new customers and integrating newly acquired operations. These services consist of:

Risk Management Services:

•	Claims Management

•	Safety Policy and Procedures Manual

•	Safety Training Programs

•	Facility Inspection

•	Accident Investigation

•	Safety Award Programs

•	Site Specific Safety Awareness Programs

•	Heads up the Corporate Safety Committee

•	Emergency Task Force for Natural Disaster Response

Productivity Improvement Services:

•	Route Optimization Tools

•	Global Information System Routing Tools

•	Route Planning Protocol that maximize truck utilization

Centralized Purchasing and Asset Control for:

•	Collection and Support Vehicles

•	Containers

•	Licensing

Centralized Purchasing Negotiations for:

•	Tires

•	Lubricants

•	High Volume Parts and Supplies

•	Office & Shop Supplies

•	Disposal Price

Acquisition Due Diligence and Integration Support:

•	Data Management and Customer Account Data Integration

•	Maintenance and Corporate Identity Program Implementation

•	Route Integration

•	Employee Benefits & Related Human Resource Services

•	Customer Account Profitability Analysis

Centralized Maintenance Support in order to:

•	Standardize Vehicle and Heavy Equipment Maintenance Procedure

•	Establish Standards for Truck & Heavy Equipment Rebuilds

•	Provide Guidance and Approval for Truck & Heavy Equipment Rebuilds

•	Manage Our Compactor Rebuild Facility

•	Head up the Corporate Maintenance Council that establishes and rolls out “Best Maintenance Practices”.

Disposal Management

We manage our disposal cost by maximizing the use of our own disposal sites whenever economically viable, by negotiating favorable disposal rates with third parties based on volume commitments, by a network of transfer stations that provide us with more final disposal options and a disciplined transfer station and landfill development program designed to improve our future internalization rates and reduce our cost of disposal.

We use our network of transfer stations to consolidate waste from local collection vehicles and ship the consolidated waste in tractor/trailer loads to our landfills, thereby internalizing the waste. In some markets, our transfer stations ship to third party disposal facilities, but generally only when we have either negotiated favorable long-term disposal rates with these facilities or the disposal rates generally are the same for all users.

In general, there is no shortage of landfill space in the Southeast. There is, however, a need for additional landfill disposal capacity in some very specific Southeast markets. To address these opportunities, we may acquire existing landfills, we may develop landfills, or we may partner with an experienced landfill operator for the acquisition, development or assumption of the operation of additional landfills. Generally, we would pursue such arrangements in our market area if we believe that ownership or operation of a landfill would provide cost benefits and create shareholder value.

Most Southeast markets have surplus landfill capacity. In these markets, landfill operators are aggressively soliciting solid waste volumes to ensure cash flows sufficient to support ongoing landfill operating and construction cost. In these markets, we will continue to use our traditional system of consolidating waste and negotiating favorable disposal rates unless we believe that ownership or operation of a landfill would provide cost benefits and create shareholder value.

In some of our markets, we rely on municipally owned waste-to-energy plants for the disposal of our solid waste. In these markets, disposal cost is the same for all users; as a result, no one has a competitive edge when it comes to the cost of disposal.

Recycling, composting and waste reduction continue to play a role as alternate disposal methods. State and local governments have mandated specific rules and regulations for the recycling of construction and demolition waste, residential recyclables, used tires and yard waste. In some jurisdictions, materials such as yard waste and cardboard have been banned for landfill disposal, and yard waste must be disposed of at a composting or yard waste facility and cardboard at a recycling center. Where applicable, we have adjusted our collection and disposal operations to be in compliance.

Landfill Capping, Closure and Post-Closure Costs

We have financial obligations relating to capping, closure and post-closure costs for the landfill sites we own and operate. Our obligations for these costs will increase if we decide to develop or acquire additional landfill sites in the future.

Landfill capping, closure and post-closure costs include estimated costs to be incurred for final closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. We estimate these future cost requirements based on our interpretation of the technical standards of the Environmental Protection Agency’s Subtitle D Regulations. While the precise amounts of these future obligations cannot be determined, at December 31, 2003, we estimate total costs of approximately $90.0 million for capping, final closure of our operating facilities and post-closure monitoring costs. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. We had accrued approximately $4.0 million and $6.2 million for such projected costs at December 31, 2002 and 2003, respectively. From these accruals, we paid approximately $0.4 million and $1.3 million for the years ended December 31, 2002 and 2003, respectively. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operation.

Marketing and Sales

We market our services locally through our regional and branch managers and approximately 57 direct sales representatives who focus on commercial, industrial and residential customers. In addition to traditional methods of obtaining customers through cold calls, referrals, yellow page and other local market print advertising and overall market reputation, we focus on new account sales through an integrated prospect data base system which targets new account development. Some branch locations have dedicated sales representatives that market residential services. We engage in direct mail campaigns and door-to-door marketing and work with real estate agents and developers to sell services to new developments. Additionally, we attend and make presentations at municipal and state conferences and advertise in governmental associations’ membership publications.

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

No single customer of ours accounted for more than 4.0% of our revenues in 2003. We do not believe that the loss of any single customer would have a material adverse effect on our results of operations.

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

Competitive Bid Contracts

We provide a substantial portion of our residential collection services under municipal contracts and, at December 31, 2003, approximately 29% of our revenues came from municipal contracts. As is generally the case in the industry, municipal contracts are subject to periodic competitive bidding. The balance of our residential services are provided on a subscription basis. However, no single customer of any type accounted for more than 4% of our revenues in 2003. At December 31, 2003, we had not lost, nor do we reasonably expect to lose, a contract that would have a material adverse effect on our financial condition or results of operations because the contract either was or is not material. Our inability to compete with larger and better capitalized companies, or to replace a significant number of municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, could have a material adverse effect on our results of operations.

Employees

At December 31, 2003, we employed approximately 1,700 full-time employees. None of our employees are represented by unions and we believe that our employee relations are good. We are highly dependent upon the services of the members of our management team, the loss of any of whom might have an adverse effect on our operations.

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

Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. We have not experienced difficulty in obtaining performance bonds or letters of credit for our current operations. At December 31, 2003, we had provided customers and various regulatory authorities with bonds and letters of credit of approximately $36.6 million to secure our obligations. If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we may be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

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

Our facilities are subject to a variety of operational, monitoring, site maintenance, closure, post-closure and financial assurance obligations which change from time to time and which could give rise to increased capital expenditures and operating costs. We do not expect to make material capital expenditures for environmental control facilities in 2004. In connection with any such landfills, it is often necessary to expend considerable time, effort and money in complying with the governmental review and permitting process necessary to maintain or increase the capacity of these landfills. Governmental authorities have broad power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in the case of violations.

The principal federal, state and local statutes and regulations applicable to our various operations are as follows:

The Resource Conservation and Recovery Act of 1976 (“RCRA”)

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

The Federal Water Pollution Control Act of 1972

The Federal Water Pollution Control Act of 1972, known as the Clean Water Act, establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the U.S. Because we own and operate landfills and transfer stations, we must comply with this Act. For example, if run-off or collected leachate from our transfer stations or from our owned or operated landfills is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and possibly reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA’s storm water regulations issued in November 1990. Such regulations are designed to prevent possibly contaminated landfill storm water runoff from flowing into surface waters. We believe that our facilities are in compliance in all material respects with Clean Water Act requirements, including these state requirements. Various states in which we operate now or might in the future have delegated authority to implement the Clean Water Act permitting requirements, and some of these states have adopted regulations that are more stringent than the federal requirements.

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

We currently do not handle hazardous waste as defined by RCRA, but because we own and operate landfills and transfer stations, we might be subject to CERCLA. If we were to be found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold us, or any other generator, transporter or the owner or operator of the facility, completely responsible for all investigative and remedial costs even if others might also be liable. CERCLA also authorizes the imposition of a lien in favor of the U.S. upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA provides a responsible party with the right to bring legal action against other responsible parties for their allocable share of investigative and remedial costs. Our ability to get others to reimburse us for their allocable share of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties.

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

ITEM 2. PROPERTY AND EQUIPMENT

Our principal executive offices are located at 3301 Benson Drive, Raleigh, North Carolina, where we currently lease approximately 25,000 square feet of office space. Our principal property and equipment consists of land (primarily transfer stations, bases for collection operations and landfill sites), buildings, and vehicles and equipment. Our land and buildings are located in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Georgia and Florida. We also lease real property in the states in which we do business. At December 31, 2003, we operated 36 collection operations, 28 transfer stations, five, recycling facilities and 11 landfills aggregating approximately 2,450 acres. All our property and equipment are used in our one industry segment, which includes collection, transfer, recycling, processing and disposal of municipal solid and industrial waste.

Containers

Some type of container is used in almost every service we provide, and we therefore have an extensive inventory on-hand or on-site at customers’ locations throughout North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Georgia and Florida. We own all of our containers and centrally manage our inventory located at the branch facility level. We also own a significant number of on-site compaction containers, which provide efficiency for high-volume solid waste generators. Container life is dependent on the location of the container, the type of waste that is deposited into the container and how the container is maintained. Proper maintenance of commercial and industrial front loader and roll-off containers consists of regular repainting, scheduled repairs and switch-outs, quality cleaning, sanding and priming and monitoring of the container by our employees to check for needed repairs. Residential collection containers require minor maintenance.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

EXECUTIVE OFFICERS

As of December 31, 2003, our executive officers were as follows:

Name	Age	Position(s)
Jim W, Perry.	59	President, Chief Executive Officer and Director
Harry M. Habets	54	Chief Operating Officer
D. Stephen Grissom	51	Chief Financial Officer, Secretary and Treasurer
William J. Hanley	50	Vice President, Sales and Marketing
Lonnie C. Poole, III	42	Vice President, Corporate Development

JIM W. PERRY joined our company in 1971 and was named Chief Executive Officer in 2002 and has served as President since 1987 and as a director since 1974. Prior to that, Mr. Perry served as Chief Operating Officer from 1987 until 2002. Mr. Perry holds a B.S. in Agricultural and Biological Engineering from North Carolina State University and an M.S. in Systems Management from the University of Southern California. Mr. Perry has more than 33 years experience in the solid waste industry and has received the Distinguished Service Award from the NSWMA. In addition, Mr. Perry has served in the Carolinas Chapter of NSWMA as Chairman and on the Membership Committee. Mr. Perry was inducted into the EIA Hall of Fame in 1997.

HARRY M. HABETS joined our company in 2002 as Vice President and Chief Operating Officer. From 1985 to 1999, Mr. Habets held various management positions with Waste Management, Inc., including VP of International Operations and Regional VP/Manager for collection, recycling and landfill disposal services in the Southeast. Mr. Habets holds a B.S. in Business Administration from Rochester Institute of Technology. Mr. Habets has 15 years of experience in the solid waste industry.

D. STEPHEN GRISSOM joined our company in 2001 as Chief Financial Officer and Vice President of Finance. Prior to that, Mr. Grissom was Chief Financial Officer for Austin Quality Foods from 1982 to 2000 and has more than 25 years of controllership and CFO experience. He is a certified public accountant and holds a B.A. in accounting from North Carolina State University.

WILLIAM J. HANLEY joined our company in 2001 as Vice President of Sales and Marketing. Prior to that, Mr. Hanley served as Sales Manager, General Sales Manager and Regional Sales Manager with Waste Management, Inc. from 1995 to 2001. He holds a B.S. in Business Administration from Clarion University. Mr. Hanley has 10 years of experience in the solid waste industry.

LONNIE C. POOLE, III was named Vice President of Corporate Development in 2002. Prior to that, Mr. Poole served as our Vice President, Director of Support Services since 1995. From 1990 to 1995, he served as our Risk Management Director. Mr. Poole holds a B.S. in Aerospace Engineering from North Carolina State University. Mr. Poole is the son of Lonnie C. Poole, Jr., Chairman of the Board. Mr. Poole has more than 13 years experience in the solid waste industry.

OTHER KEY EMPLOYEES

The following table sets forth certain information concerning our other key employees as of January 1, 2004:

Name	Age	Position(s)
Harrell J. Auten	55	Vice President—South Division
E Franklin Lorick	50	Vice President—Central Division
Thomas A. Winstead	49	Vice President—East Division
Jerry W. Johnson	53	Vice President—Landfill Division

HARRELL J. AUTEN has served as Vice President of our company since 1998 and has served as our South Division Manager since 1993. Prior to that, Mr. Auten owned and operated his own company. Mr. Auten holds a B.S. in Business Administration from the University of North Carolina at Chapel Hill and has more than 33 years experience in the solid waste industry.

E. FRANKLIN LORICK was named Vice President of our company in 2002. Mr. Lorick joined us in 1989 and has held various positions including Operations Manager and Branch Manager. He attended Midlands Community College in Columbia, South Carolina and has over 15 years experience in the solid waste industry

THOMAS A. WINSTEAD has served as a Vice President of our company since March 1998. He joined us 1985 as a Branch Manager and has also served as East Regional Operations Manager from 1990 to 1997. He is a graduate of Atlantic Christian College with a B.S. in Health and Physical Education. Mr. Winstead has more than 19 years of experience in the solid waste industry.

JERRY W. JOHNSON joined our company in 1991 and has served in various capacities which included developing our first Recycling Division and managing Field Support Services until his departure in 1995. Mr. Johnson then joined Atlantic Waste Disposal and served in various roles from transportation to General Management of Atlantic Waste of Virginia and New York until 1999. He then rejoined our company as the North Carolina Landfill Division Manager. Mr. Johnson currently serves as Vice President of our Landfill Division and oversees all of our landfill operations. Mr. Johnson attended Wake Community College and has over 25 years in the solid waste industry.

None of our executive officers, directors or other key employees is related to any other executive officer, director or other key employee, except that Lonnie C. Poole, Jr., Chairman of the Board of Directors, and Lonnie C. Poole, III are father and son.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information. Our common stock trades on the Nasdaq National Market under the symbol “WWIN”. The following sets forth the quarterly high and low bid prices for the years indicated as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions and might not reflect actual transactions.

	High	Low
2002
First quarter	$7.200	$5.780
Second quarter	$7.921	$6.200
Third quarter	$7.750	$5.750
Fourth quarter	$8.020	$5.400

2003
First quarter	$8.100	$6.110
Second quarter	$7.200	$6.310
Third quarter	$9.500	$7.130
Fourth quarter	$11.500	$8.250

As of December 31, 2003, the number of record holders of our common stock was 127 and we believe that the number of beneficial owners was more than 1,500.

Dividends. On November 4, 2003, our Board of Directors declared a semi-annual cash dividend of $0.08 per share to shareholders of record on November 21, 2003. Payment of the cash dividend was made on December 19, 2003. We expect to pay dividends provided we have sufficient cash available to effect the dividend without impairing our ability to pay our debts as they become due in the usual course of business and without reducing total assets below the sum of our total liabilities plus any amount that would be needed if we were dissolved as of the payment date to satisfy all preferential rights upon distribution and to satisfy any preferential rights that are superior to those receiving the dividend.

Under our current revolving bank facility, we are limited in the amount we may pay in cash dividends in any year. In addition, we cannot pay any cash dividend if after the payment of such dividend our fixed charge coverage ratio, as defined in the facility, is less than 1.10 to 1.0 for the year in which the dividend was paid. Further, we must meet financial covenants contained in the facility, including covenants relating to minimum net worth, minimum net income and maximum levels of capital expenditures and indebtedness. If we were not in compliance with these covenants, or were otherwise in default under the facility, we would not be able to pay cash dividends.

Sale of Unregistered Stock. On January 31, 2003, we issued an aggregate of 100,000 shares of our common stock, which shares were not registered under the Securities Act of 1933. These shares were issued in a private placement to an entity in exchange for assets that we integrated into our operations. The private placement was made pursuant to the exemption available under Section 3(a)(10) of the Securities Act of 1933.

Equity Compensation Plans. The following table provides information as of December 31, 2003 for our one equity-based compensation plan, which is our 1997 Stock Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders:
1997 Stock Plan	613,136	$8.97	1,186,864
Equity compensation plans not approved by our shareholders:
None	—	—	—

Total	613,136	$8.97	1,186,864

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2001, 2002 and 2003 and the consolidated balance sheet data as of December 31, 2002 and 2003 are derived from, and are referenced to, our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1999, 2000 and 2001 are derived from financial statements not included in this report. Historical results are not necessarily indicative of future results.

	YEAR ENDED DECEMBER 31
	1999	2000	2001	2002(1)	2003
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Service revenues	$213,384	$240,733	$248,074	$250,543	$269,208
Equipment sales	1,335	1,701	1,221	1,285	1,257

Total revenues	214,719	242,434	249,295	251,828	270,465
Cost of service operations	133,878	149,267	157,980	161,165	176,160
Cost of equipment sales	575	830	580	842	1,130

Total cost of operations	134,453	150,097	158,560	162,007	177,290
Selling, general and administrative	31,621	39,143	37,123	33,832	38,114
Depreciation and amortization (1)	22,061	26,349	28,858	27,697	30,549
Loss (gain) on sale of collection and hauling assets	—	1,049	359	121	(720)
Impairment of property and equipment	—	—	—	316	517

Operating income	26,584	25,796	24,395	27,855	24,715
Interest expense	8,890	14,690	14,259	11,377	9,891
Interest income	(1,287)	(1,634)	(1,276)	(213)	(141)
Other income	(143)	(32)	(214)	(588)	(96)

Income before income taxes and cumulative effect of a change in accounting principle	19,124	12,772	11,626	17,279	15,061
Income tax expense	7,100	5,113	4,244	6,317	6,171

Income before cumulative effect of a change in accounting principle	12,024	7,659	7,382	10,962	8,890
Cumulative effect of a change in accounting principle, net of income tax benefit of $614 (2)	—	—	—	—	(1,067)

Net Income	$12,024	$7,659	$7,382	$10,962	$7,823

Earnings per share
Basic:
Before cumulative effect of a change in accounting principle	$0.88	$0.56	$0.56	$0.82	$0.66
Cumulative effect of a change in accounting principle (2)	—	—	—	—	(0.08)

Net Income	$0.88	$0.56	$0.56	$0.82	$0.58

Diluted:
Before cumulative effect of a change in accounting principle	$0.86	$0.56	$0.55	$0.82	$0.66
Cumulative effect of a change in accounting principle (2)	—	—	—	—	(0.08)

Net Income	$0.86	$0.56	$0.55	$0.82	$0.58

Weighted-average shares outstanding:
Basic	13,707	13,615	13,286	13,336	13,439

Diluted	14,051	13,729	13,342	13,351	13,558

Cash dividend paid per common share	—	—	—	—	$0.08

Other Operating Data:
Net cash provided by operating activities	$27,625	$36,711	$41,187	$40,893	$39,076
Net cash used in investing activities	(67,682)	(75,450)	(31,116)	(22,298)	(48,924)
Net cash provided by (used in) financing activities	39,947	42,964	(15,585)	(18,748)	12,241
Balance Sheet Data:
Cash and cash equivalents	$3,176	$7,401	$1,887	$1,734	$4,127
Working capital	7,522	15,750	3,406	1,470	(305)
Property and equipment, net	138,628	193,386	198,931	189,954	190,871
Total assets	249,520	308,804	302,864	298,573	330,528
Long-term debt and capital lease obligations, net of current maturities	139,700	194,609	163,237	140,875	157,657
Shareholders’ equity	70,377	67,927	87,612	96,970	106,959

(1)	Pursuant to our adoption of SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, the amortization of goodwill ceased on January 1, 2002. Goodwill amortization was $1.6 million, $1.5 million and $1.6 million for each of the three years in the period ended December 31, 2001, respectively, and is included in depreciation and amortization expense.
(2)	As required, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. In connection with the adoption of SFAS No. 143, we recorded a charge of approximately $1.1 million (net of taxes of $614,000), or $0.08 per share, for the cumulative effect of a change in accounting principle.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report for the years ended December 31, 2002 and 2003.

Overview

We are a regional, vertically integrated provider of solid waste services. We were founded by the Chairman of the Board of Directors in 1970. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At December 31, 2003, we operated 36 collection operations, 28 transfer stations, approximately 90 county convenience drop-off centers, five recycling facilities and 11 landfills in the southeastern U.S. We had revenues of $251.8 million and operating income of $27.9 million in the year ended December 31, 2002, and revenues of $270.5 million and operating income of $24.7 million in the year ended December 31, 2003.

From 1990 through 2003, we acquired, either by merger or asset purchase, 75 solid waste collection or disposal operations. Seventy-one of these acquisitions were accounted for as purchases. Accordingly, the results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition and have affected period-to-period comparisons of our operating results. During the year ended December 31, 2003, we did not have any significant acquisitions requiring historical or pro forma financial statements to be presented. We anticipate that a significant part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect that additional acquisitions could continue to affect period-to-period comparisons of our operating results. Current levels of population growth and economic development in the Southeastern U.S. and our strong market presence in the region should provide an opportunity to increase our revenues and market share. As we add customers in existing markets, our density should improve, which we expect will increase our collection efficiencies and profitability.

Executive Overview

In 2003 we rolled out five initiatives for achieving positive results and improving our performance. They are:

•	Identify and capture specific growth opportunities;

•	Take an aggressive pricing posture;

•	Strengthen our workforce at every level;

•	Work to retain our profitable customers;

•	Institutionalize and follow proven disciplined operating practices.

Our performance for 2003 was impacted to a significant extent by conditions or circumstances beyond our control. While the first and second quarters had heavy rainfall throughout the southeast resulting in higher disposal cost, the last two quarters included the effects of Hurricane Isabel where 50% of our company and 500 of our employees were in the track of this powerful storm, resulting in lost revenues, impaired productivity and extensive recovery and assistance cost for our operations. The combination of a sluggish economy and excess hauling capacity within many of our markets translated to a price pushback from existing customers and less than desired margins for new customers.

Despite these challenges, our revenues increased 7.4%, our workforce actually declined and our revenues per man-hour improved by nearly 6.0%. In addition, our fleet count is also down from two years ago by approximately 50 units. These statistics indicate that we have continued to look for and find ways to improve our efficiency and productivity. We implemented a pricing strategy to adjust pricing on accounts that were not meeting standards and in some cases we chose to give up accounts that refused reasonable price increases. This pricing strategy resulted in pricing growth for each quarter of 2003.

Internal volume growth was negative for the first two quarters of 2003 as a result of the loss of a municipal transfer hauling contract at the beginning of the year, but was positive 1.1% for the total year with the last two quarters averaging approximately 2.6% over the prior year. This growth was primarily the result of increased landfill tonnage from a third party contract starting in the third quarter and strong national accounts growth in the fourth quarter.

Acquisition growth was 5.0% for 2003 in which we completed six acquisitions and exited four markets. The third quarter acquisition in our existing Norfolk, Virginia market is our largest single acquisition to date. We strive to be number one or number two in our markets and if this is not achievable in the near future, our strategy is to eventually exit those markets. Most acquisitions in 2003 were tuck-ins and a continuation of our acquisition plan to expand in selected markets in order to achieve better route density and leverage our overhead cost structure.

We have experienced, as have others in this industry sector, increased operating costs which include higher fuel costs, health benefits costs, property and casualty insurance premiums, and higher professional fees required to meet legal and accounting compliance standards brought about by the Sarbanes-Oxley Act of 2002. These increases have affected our profit margins and bottom line. To achieve our 2004 goals, we use route optimization tools such as Route Smart and Route Balance to focus on route productivity and optimization. In addition we have increased employee training and centered our efforts on fleet maintenance, data management, and customer pricing. In 2004, we believe these efforts will better position our company as the economy moves toward recovery.

Our 2003 capital expenditures of approximately $29.6 million increased by $11.4 million over the prior year due primarily to a major expansion at our Sampson County, North Carolina landfill. Despite higher capital spending and our largest acquisition to date, the debt to total capitalization ratio of 61.2% at December 31, 2003 was consistent with the prior year. Our $175.0 million revolver credit facility was amended in the third quarter of 2003 and matures in February 2007. We believe this facility provides sufficient capital in combination with our cash flow from operating activities to fund our near term growth strategy and capital expenditures. Finally, as a result of our consistent positive cash flow, our Board of Directors implemented an $0.08 per share semi-annual dividend which was paid in December 2003.

Results of Operations

General

Our branch waste collection operations generate revenues from fees collected from commercial, industrial and residential collection and transfer station customers. We derive a substantial portion of our collection revenues from commercial and industrial services that are performed under one-year to five-year service agreements. Our residential collection services are performed either on a subscription basis with individual households, or under contracts with municipalities, apartment owners, homeowners associations or mobile home park operators. Residential customers on a subscription basis are billed quarterly in advance and provide us with a stable source of revenues. A liability for future service is recorded upon billing and revenues are recognized at the end of each month in which services are actually provided. Municipal contracts in our existing markets are typically awarded, at least initially, on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Municipal contracts provide consistent cash flow during the terms of the contracts.

Our prices for our solid waste services are typically determined by the collection frequency and level of service, route density, volume, weight and type of waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing, and prices charged in our markets for similar services.

Our ability to pass on cost increases is sometimes limited by the terms of our contracts. Long-term solid waste collection contracts typically contain a formula, generally based on a predetermined published price index, for automatic adjustment of fees to cover increases in some, but not all, operating costs.

At December 31, 2003, we operated approximately 90 convenience sites under contract with 13 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At December 31, 2003, we also operated eight recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by spreading the risk among our customers. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. At December 31, 2003, we operated or transferred from 28 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. At December 31, 2003, we owned or operated 11 landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the disposal compactors and containers that we resell.

We capitalize certain expenditures related to pending acquisitions or development projects. Indirect acquisition and project development costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred.

Our policy is to charge against net income any unamortized capitalized expenditures and advances (net of any portion thereof that we estimate to be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any acquisition that is not consummated and any landfill development project that is not expected to be successfully completed. Engineering, legal, permitting, construction and other costs directly associated with the acquisition or development of a landfill, together with associated interest, are capitalized.

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

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to the consolidated financial statements. We consider our critical accounting policies to be those accounting policies that require us to make significant estimates and assumptions that have a material impact on the carrying value of our assets and liabilities. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions that could have a material impact on the carrying value of our assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the future:

Allowance For Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Based on our collection history, we determined a percentage based on the age of the receivable that we deem collectible. The allowance is then calculated by applying the appropriate percentage to each of our receivables. The allowance for doubtful accounts was $2.2 million and $2.6 million at December 31, 2002 and 2003, respectively. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Self-Insurance Reserves

We assume the risks for medical and dental insurance exposures up to certain loss thresholds set forth in separate insurance contracts. We have established self-insurance reserves for these risks, which are estimated based on evaluations performed by independent third parties.

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

In connection with the adoption of SFAS No. 143, we recorded approximately $1.1 million, net of income taxes, or $0.08 per diluted share, in the first quarter of 2003 as a charge to cumulative effect of a change in accounting principle. The effect of applying the provisions of SFAS No. 143 was a reduction in income before cumulative effect of a change in accounting principle for the year ended December 31, 2003 of approximately $1.0 million, net of income taxes, or $0.08 per diluted share.

Effective January 1, 2003, our method of accounting for landfill closure and post-closure, as well as landfill final capping, changed as a result of our adoption of SFAS No. 143. SFAS No. 143 does not change the basic landfill accounting that we and others in the industry have followed historically. Through December 31, 2002, the waste industry generally recognized expenses associated with (1) amortization of capitalized and future landfill asset costs and (2) future closure and post-closure obligations on a units-of consumption basis as airspace was consumed over the life of the related landfill. This practice, referred to as life cycle accounting within the waste industry, continues to be followed. For further explanation, see Note 1. l. A brief explanation of final capping, closure and post-closure is as follows:

Final Capping Costs – We are required to estimate the cost of each final capping event which involves covering the landfill with a flexible membrane and geosynthetic clay liner, compacted soil layers and topsoil and provide drainage for the areas of the landfill where total airspace capacity has been consumed. The estimates also consider when these costs would be paid and factor in inflation and discount rates. For each final capping event we quantify the landfill capacity associated with each final capping event and the final capping costs and amortize it over the related capacity associated with the event as waste is disposed at the landfill.

Closure-Post-Closure Costs – Closure costs include the last final capping event, the construction of the methane gas collection system, demobilization and routine maintenance costs incurred after the site ceases to accept waste, but prior to being certified as closed. Post-closure activities which include final landfill retirement activities once regulatory requirements are met, consist of routine maintenance of the landfill after it has closed, monitoring the ground and surface water, gas emissions and air quality. Estimates for future closure and post-closure costs are based on costs that would actually be paid and factor in inflation and discount rates. The possibility of changes to legal and regulatory requirements makes our estimates and assumptions uncertain.

We amortize landfill retirement costs arising from closure and post-closure obligations using our historical landfill accounting practices. We amortize landfill retirement costs arising from final capping obligations on a units-of-consumption basis over the number of tons of waste that each final capping event covers.

Landfill Accounting

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

While the precise amounts of these future obligations cannot be determined, at December 31, 2003, we estimate our total landfill closure and post-closure costs to be approximately $90.0 million. We provide accruals for these estimated costs as the remaining permitted airspace of landfills is consumed. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. At December 31, 2002 and 2003, we had accrued approximately $4.0 million and $6.2 million, respectively, for such costs. Significant revisions in the estimated lives of our landfills or significant increases in our estimates of landfill closure and post closure costs could have a material adverse impact on our financial condition and results of operations.

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

Allocation of Acquisition Purchase Price

Acquisition purchase price is allocated to identified intangible assets and tangible assets acquired and liabilities assumed based on our estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until we are no longer waiting for information that we have arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination.

We often consummate single acquisitions of solid waste collection or disposal operations. For each separately identified solid waste collection or disposal operation acquired in a single acquisition, we perform an initial allocation of total purchase price to the acquired operation based on our relative fair value. Following this initial allocation of total purchase price to the acquired operation, we further allocate the identified intangible assets and tangible assets acquired and liabilities assumed for each solid waste collection or disposal operation based on our estimated fair value at the dates of acquisition, with any residual amounts allocated to either goodwill or landfill site costs, as discussed above.

We accrue the payment of contingent purchase price if the events surrounding the contingency are deemed assured beyond a reasonable doubt. Contingent purchase price related to solid waste collection or disposal operations is allocated to goodwill.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we discontinued amortization of goodwill effective January 1, 2002. On an ongoing basis, we perform an annual impairment test. At least quarterly, we analyze whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustment after adoption, if any, will be recognized as an operating expense. We adopted July 31 as our annual assessment date. We completed our annual impairment test July 31, 2003 and determined that there was no goodwill impairment.

Long-lived Assets

In accordance with SFAS No. 144, Accounting For The Impairment of Long-lived Assets, we review long-lived assets for impairment on a market-by-market basis whenever events or changes in the circumstances indicate that the carrying amount of an asset might not be recoverable. If an evaluation is required, the projected future net cash flows on an undiscounted basis attributable to each market would be compared to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that market. If an impairment is indicated, the amount of the impairment is measured based on the fair value of the asset. We also evaluate the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our statements of operations (some items have been reclassified for presentation purposes only):

	YEAR ENDED DECEMBER 31,
	2001	2002	2003
Total revenues	100%	100%	100%
Service revenues	99.5	99.5	99.5
Equipment sales	0.5	0.5	0.5

Total cost of operations	63.6	64.3	65.5
Selling, general and administrative	14.9	13.4	14.1
Depreciation and amortization	11.6	11.0	11.3
Loss (gain) on sale of collection and hauling operations	0.1	0.1	(0.3)
Impairment of fixed assets	—	0.1	0.2

Operating income	9.8	11.1	9.2
Interest expense, net of interest income	5.2	4.4	3.6
Other income	(0.1)	(0.2)	—

Income before income tax expense	4.7	6.9	5.6
Income tax expense	1.7	2.5	2.3

Income before cumulative effect of a change in accounting principle	3.0	4.4	3.3

Cumulative effect of a change in accounting principle	—	—	0.4

Net Income	3.0%	4.4%	2.9%

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Revenues. Total revenues increased $18.6 million, or 7.4%, to $270.5 million in 2003, from $251.8 million in 2002. This increase was attributable primarily to the effect of six businesses acquired during the year ended December 31, 2003 and eight businesses and contracts acquired during the year ended December 31, 2002, offset by the disposition of four businesses resulting in a net increase of $12.7 million. Also contributing to the increase in revenues were an increase of approximately $1.1 million in industrial revenue, an increase of approximately $1.5 million in residential service revenue, an increase of approximately $4.8 million in landfill, disposal and special waste revenue, an increase in annexation fees, fuel surcharges and other miscellaneous revenue of approximately $2.5 million. These increases were offset by a decrease of approximately $4.0 million in transfer station revenue due to the loss of a municipal contract, compared to the same period in 2002.

Our revenue growth of 7.4% was comprised of 5.0% of acquisition growth and 2.4% of internal growth. We were more effective in initiating price increases in 2003 due to a disciplined approach towards customer profitability analysis and utilizing our pricing optimization software. Pricing increased 0.7%, or $1.7 million, and energy related surcharges increased 0.6%, or $1.4 million, versus 2002. Internal volume was up 1.1%, primarily from year-over-year growth in landfill tonnage.

Total Cost of Operations. Total cost of operations increased $15.3 million, or 9.4%, to $177.3 million in 2003 from $162.0 million in 2002. This increase was primarily attributed to the effect of six businesses acquired during the year ended December 31, 2003 and eight businesses and contracts acquired during the year ended December 31, 2002, offset by the disposition of four businesses during 2003 resulting in an increase in disposal and transfer expenses of $11.6 million, increased casualty and workers compensation insurance of approximately $2.8 million and increased labor costs and associated expenses of approximately $0.9 million. Total cost of operations as a percentage of revenues increased from 64.3% to 65.5% for 2002 and 2003, respectively.

SG&A. SG&A increased $4.3 million, or 12.7%, to $38.1 million in 2003 from $33.8 million in 2002. This increase was attributable primarily to a charge of approximately $1.8 million related to the restructuring of officer split-dollar insurance arrangements and related expenses as a result of the impact of the Sarbanes-Oxley Act and recent tax law changes on the funding requirements of these arrangements, increased labor expenses of $0.8 million, increased bad debt expense of $0.7 million, increased outsourcing of services of $0.6 million and increased professional fees of $0.4 million. SG&A as a percentage of revenues increased to 14.1% in 2003 from 13.4% in 2002.

Depreciation and Amortization. Depreciation and amortization increased $2.9 million, or 10.3%, to $30.5 million in 2003 from $27.7 million in 2002. Depreciation and amortization, as a percentage of revenues, increased to 11.3% in 2003 from 11.0% in 2002. Of this increase, $2.5 million related to higher amortization resulting from the adoption of SFAS No. 143. An additional $0.4 million of increased amortization was due to higher disposal volume. In accordance with SFAS No. 143, effective January 1, 2003, landfill assets are amortized to depreciation and amortization expense as airspace is consumed over the life of the specific final capping event or the life of the landfill for closure and post-closure.

Gain on Sale of Collection and Hauling Operations. We recognized a gain on sale of collection and hauling operations totaling approximately $720,000 and a loss of approximately $121,000 at December 31, 2003 and 2002, respectively. These sales were a divestiture of assets in certain markets that did not meet our profitability goals.

Interest Expense (net of interest income). Interest expense (net of interest income) decreased $1.4 million, or 12.7%, to $9.8 million in 2003 from $11.2 million in 2002. This decrease was primarily attributable to lower average debt levels and interest rates during the majority of 2003, compared to 2002. Debt increased in the third quarter of 2003 by $15.3 million due to acquisition activity and landfill expansion in the third and fourth quarters of 2003.

Income Tax Expense. Income tax expense decreased $146,000, or 2.3%, to $6.2 million in 2003 from $6.3 million in 2002. This decrease was attributable to a decrease in income before taxes, offset by an increase in the income tax rate to 41.0% in 2003 from 36.7% in 2002 due to the sale of certain collection and hauling operations.

Cumulative Effect of a Change in Accounting Principle. Effective January 1, 2003, we adopted the provisions of SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result, for the year ended December 31, 2003, we recognized a cumulative effect of a change in accounting principle of $1.1 million (net of tax benefit of $0.6 million). For a discussion of SFAS No. 143, see “Critical Accounting Policies”.

Net Income. Net income decreased $3.1 million, or 28.6%, to $7.8 million in 2003 from $11.0 million in 2002. This decrease was primarily attributable to increased cost of operations, SG&A costs, depreciation and amortization expense and a charge for a cumulative effect of a change in accounting principle, which offset our total revenue growth.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

Revenues. Total revenues increased $2.5 million, or 1.0%, to $251.8 million in 2002, from $249.3 million in 2001. This increase was attributable primarily to the effect of three businesses acquired during the year ended December 31, 2001 and eight businesses and contracts acquired during the year ended December 31, 2002, resulting in a $2.8 million increase, offset by the decrease in revenues associated with collection operations and hauling assets sold of $1.1 million and the effect of prices and collection volumes resulting from new municipal and commercial contracts and residential subscriptions, resulting in an increase of $0.8 million.

Total Cost of Operations. Total cost of operations increased $3.4 million, or 2.2%, to $162.0 million in 2002 from $158.6 million in 2001. This increase was attributable primarily to increased casualty and worker compensation insurance of approximately $2.3 million, increased fleet maintenance costs of approximately $1.2 million, increased labor costs and associated expenses of approximately $1.1 million, increased landfill maintenance expense of approximately $0.9 million, offset by decreased landfill and disposal fees of approximately $2.1 million due to increased internalization. Total cost of operations as a percentage of revenues increased from 63.6% to 64.3% for 2001 and 2002, respectively. These increases in operations were primarily the result of the pervasive increase in insurance costs facing all industries, including the waste industry, coupled with the expansion of our existing operations through acquisitions.

SG&A. SG&A decreased $3.3 million, or 8.9%, to $33.8 million in 2002 from $37.1 million in 2001. This decrease was attributable primarily to enhanced productivity and cost containment strategies employed during the year. These initiatives resulted in decreased labor costs and related expenses of approximately $1.8 million, lower bad debt provisions of approximately $0.6 million and decreased postage fees of $0.3 million. We also incurred organizational costs of approximately $0.6 million for 2001, which were primarily related to our holding company reorganization. The reorganization enabled us to simplify our organizational structure, segregate for operational and liability purposes our distinct business activities and those of our subsidiaries, allow greater autonomy to companies currently owned or to be acquired by us in the future, and make it easier to implement future secured credit facilities at reduced costs of implementation. We did not incur these costs in 2002. SG&A as a percentage of revenues decreased to 13.4% in 2002 from 14.9% in 2001 as a result of synergies achieved through acquisitions and enhanced productivity.

Depreciation and Amortization. Depreciation and amortization decreased $1.2 million, or 4.0%, to $27.7 million in 2002 from $28.9 million in 2001. Depreciation and amortization, as a percentage of revenues, decreased to 11.0% in 2002 from 11.6% in 2001. The primary component of this decrease was the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, we ceased amortizing goodwill effective January 1, 2002.

Loss on Disposal of Collection and Hauling Assets. We recognized a loss on sale of business units totaling approximately $0.4 million and $0.1 million at December 31, 2001 and 2002, respectively. These sales were a divestiture of assets in certain markets that did not meet our profitability goals.

Interest Expense (net of interest income). Interest expense (net of interest income) decreased $1.8 million, or 14.0%, to $11.2 million in 2002 from $13.0 million in 2001. This decrease was primarily attributable to lower interest rates in 2002 and lower average debt of $152.6 million in 2002, compared to $170.3 million in 2001.

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

Liquidity and Capital Resources

Our working capital at December 31, 2003 was $(0.3) million and $1.5 million at December 31, 2002. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facility and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2004. Prior to 2000, we had fully drawn our three $25 million term loan facilities with Prudential Insurance Company of America. In 2000, we began principal repayments on the first $25 million term facility. The Prudential facilities require us to maintain financial ratios, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.53%, 7.21% and 7.09%, respectively, and the facilities mature as follows: $10.7 million in April 2006, $17.9 million in June 2008 and $21.4 million in February 2009, subject to renewal.

On August 27, 2003, we amended and extended our revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank acts as agent. This Fleet credit facility provides up to $175 million through February 2007. Virtually all of our assets, and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Fleet credit facility. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The Fleet credit facility bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for Euro rate borrowings. The Fleet credit facility requires us to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. As of December 31, 2003, $78.0 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 3.4%.

On September 10, 2003, we entered into a $9.5 million income tax exempt variable rate demand bond with Sampson County, North Carolina for the funding of expansion at our landfill in that county. This bond is in addition to our existing $30.9 million Sampson bond outstanding at December 31, 2003. Both bonds are backed by a letter of credit issued by Wachovia Bank & Trust as a participating lender under our Fleet syndication. The average interest rate on outstanding borrowings under both Sampson bonds was approximately 3.4% at December 31, 2003.

As of December 31, 2003, we were in compliance with all covenants and restrictions related to all outstanding borrowings.

As of December 31, 2003, we had the following contractual obligations and commercial commitments (in thousands):

PAYMENTS DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1)	168,380	$10,723	$21,445	$92,286	$43,926
Expected landfill liabilities (2)	90,828	816	4,370	263	85,379
Disposal agreements	2,481	1,226	1,255
Capital expenditures	1,154	1,154
Operating leases	7,057	1,275	2,838	2,049	895
Capital leases	160	160	—	—	—

Total contractual cash Obligations	$270,060	$15,354	$29,908	$94,598	$130,200

(1)	Includes amounts outstanding as of December 31, 2003 of $78.0 million under our Fleet credit facility, $50.0 million under the Prudential term facilities, and $40.4 million under the Sampson bond facilities. Our Fleet credit facility allows us to borrow up to $175 million provided we are in compliance with loan covenants. Availability under the Fleet facility was approximately $45.0 million at December 31, 2003.
(2)	Landfill liabilities are based on current costs and include capping, closure, post closure and environmental remediation costs. These costs represent the total expected landfill liabilities we will incur over the life of our landfills. We recognize these liabilities as airspace which is consumed in each landfill.

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Standby letters of credit	$16,177	$16,177	$—	$—	$—
Performance bonds	20,458	20,455	3	—	—

Total commercial Commitments	$36,635	$36,632	$3	$—	$—

Net cash provided by operating activities totaled $39.1 million for the year ended December 31, 2003 and consisted primarily of net income of $7.8 million plus non-cash adjustments (e.g. depreciation and amortization, etc.) of $29.5 million and decreased working capital of $1.8 million.

For the year ended December 31, 2003, net cash used in investing activities was $48.9 million. Of this, $39.8 million was used to fund the cash portion of acquisitions, offset by $16.3 provided from the sale of collection and hauling operations, $1.7 million was used for acquisition related liabilities and $29.6 million was used for capital expenditures, of which $11.8 million was for landfill expansion, with the balance primarily for investments in equipment, consisting primarily of trucks and containers. Cash inflows from investing activities included $2.5 million received from the sale of property and equipment.

Capital expenditures were $29.6 million for 2003 compared to $18.2 million in 2002. In 2004, we expect to spend approximately $25.3 million on capital expenditures, including $8.5 million for vehicle and equipment additions and replacements, approximately $4.8 million for landfill site improvements, approximately $9.0 million for support equipment and approximately $3.0 million for facilities, additions and improvements. We expect to fund our planned 2004 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with regulatory requirements. We might also be required to make significant expenditures to obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any newly acquired disposal facilities. The amount of these expenditures cannot be currently determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal businesses and any regulatory expenses for newly acquired disposal facilities, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

We have financial obligations relating to closure and post-closure costs, or long-term care of disposal facilities that we operate or for which we are or might become responsible. Landfill closure and post-closure costs include estimated costs to be incurred for final closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. We estimate these future cost requirements based on our interpretation of the technical standards of the EPA’s Subtitle D Regulations.

While we cannot determine the precise amounts of these future obligations, at December 31, 2003, we estimate the total costs to be approximately $90.0 million for capping, final closure of our operating facilities and post-closure monitoring costs. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. Due to the inherent uncertainties related to the total costs for capping, final closure of our operating facilities and post-closure monitoring costs, there can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations.

For the year ended December 31, 2003, net cash provided by financing activities was $13.4 million, which included net borrowings under long-term debt (including capital leases) of $15.8 million and proceeds from exercised options of $0.3 million, offset by cash used for financing cost of $1.2 million, dividends paid of $1.1 million and capital lease payments of $0.4 million.

At December 31, 2003, we had approximately $168.4 million of long-term and short-term borrowings outstanding (including capital leases) and approximately $36.6 million in letters of credit including performance bonds. The ratio of our total debt (including capital leases) to total capitalization was 61.2%, compared to 61.2% for the years ended December 31, 2003 and 2002, respectively.

Off-Balance Sheet Arrangements

At December 31, 2003, we had no off-balance sheet arrangements.

Newly Adopted Accounting Pronouncements

Effective January 1, 2003, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 required us to change our method of accounting for landfill closure and post-closure, as well as final capping, obligations. See Notes 1. (k) and 10 to the consolidated financial statements for a discussion of our adoption of SFAS No. 143.

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

Effective September 27, 2002, we adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results (see Note 1. p). The amendments to SFAS No. 123 were effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have an impact on our financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for us on a prospective basis to guarantees issued or amended after December 31, 2002. We will record the fair value of future material guarantees, if any. The adoption of FIN 45 had no significant impact on our financial condition or results of operations.

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

New Accounting Pronouncements Not Yet Adopted

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 which addresses consolidation by business enterprises of variable interest entities (“VIEs”) (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the Company’s first quarter of 2004. VIE’s created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or Revised Interpretation’s provisions no later than December 31, 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretations provisions no later than the Company’s first quarter of 2004. The Company has not entered into any arrangements with VIEs created after January 31, 2003 nor had the Company created any SPEs prior to February 1, 2003. Additionally, the Company had not entered into any VIEs, prior to February 1, 2003, therefore the adoption of FIN 46 had no impact on it’s results of operations and financial condition.

Seasonality

Our results of operations tend to vary seasonally, with the first quarter typically generating the least amount of revenues, higher revenues in the second and third quarters, and a decline in the fourth quarter. This seasonality reflects the lower volume of waste during the fall and winter months primarily due to lower construction activities. Also, operating and fixed costs remain relatively constant throughout the calendar year, which, when offset by these revenues, results in a similar seasonality of operating income.

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

Our results of operations are impacted by fluctuations in commodity pricing. To reduce our risk to market fluctuations, we entered into two commodity swap contracts with Waste Management Trading, LLC effective January 1, 2003 and June 1, 2003, respectively, to hedge our recycling revenue received for old corrugated cardboard (“OCC”), the pricing of which was volatile in 2003, and have designated the qualifying instruments as cash flow hedges. The contracts each hedge 18,000 tons of OCC at $70.00 a ton for a term of five years. The notional amounts hedged under these agreements represent approximately 25% of our current OCC volume.

We have used heating oil option agreements to manage a portion of our exposure to fluctuation in diesel fuel oil prices. To date, such agreements have not been significant to our financial condition and results of operations. There were no open option agreements at December 31, 2003.

The following table below presents principal cash flows and related weighted average interest rates of our long-term debt at December 31, 2003 by expected maturity dates. Fair values have been determined based on quoted market prices as of December 31, 2003.

Our market risk exposure has not changed materially during the 12 months ended December 31, 2003.

	2004	2005	2006	2007	2008	Thereafter	Total Carrying Value	Total Fair Value
	(In thousands)
Fixed Rate
7.53%	$3,572	$3,571	$3,571	$—	$—	$—	$10,714	$11,661
7.21%	3,572	3,572	3,572	3,571	3,571	—	17,858	20,649
7.09%	3,572	3,572	3,572	3,571	3,571	3,571	21,429	25,064
7.00%	8	8	8	—	—	—	24	25
Variable Rate
3.44%	—	—	—	78,000	—	—	78,000	78,000
1.16%	—	—	—	—	—	40,355	40,355	40,355

	$10,724	$10,723	$10,723	$85,142	$7,142	$43,926	$168,380	$175,754

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

We manage interest rate risk on outstanding long-term and short-term debt through the use of fixed and variable rate debt. While we cannot predict the impact interest rate movements will have on existing debt, we continue to evaluate our financial position on an ongoing basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective to provide reasonable assurance that our disclosure controls and procedures meet their objective.

(b)	Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Some information required by Part III is omitted from this report because we will file a definitive proxy statement for our 2004 Annual Meeting of Shareholders within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K concerning our executive officers is set forth under the heading “Executive Officers” located at the end of Part I of this Form 10-K.

The other information required by Item 10 of Form 10-K is incorporated by reference to the information under the heading “Election of Directors,” “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Our Board of Directors has adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller or other persons performing similar functions. The Code of Ethics is an appendix to our Code of Business Conduct, which is applicable to all of our directors and employees and that has been adopted by our Board of Directors. The Code of Business Conduct, including the Code of Ethics, is posted on our website at www.waste-ind.com.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K regarding beneficial ownership of our common stock is incorporated by reference to the information under the heading “Other Information – Principal Shareholders” in the Proxy Statement. The information required by Item 12 of Form 10-K regarding our one equity compensation plan is found in Item 5 of this report under the heading “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Certain Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information under the heading “Proposal No. 2 – Ratification of Independent Auditors” in the Proxy Statement.

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

(b)	Reports on Form 8-K

During the fourth quarter of the fiscal year ended December 31, 2003, we filed the following Current Reports on Form 8-K:

Form 8-K filed on October 29, 2003 to report our operating and financial results for the quarter ended September 30, 2003; and

Form 8-K filed on November 12, 2003 to report the declaration of a semi-annual cash dividend.

(c)	Exhibits.

The exhibits filed as part of this Report are listed.

EXHIBIT NO.	DESCRIPTION
2.2(a)	Agreement and Plan of Merger dated as of September 9, 1998, by and among the Registrant, TWS Merger Corporation, TransWaste Services, Inc., the shareholders of TransWaste Services, Inc., Thomas C. Cannon and James F. Taylor.

3.1(b)	Articles of Incorporation, as currently in effect.

3.2(b)	Bylaws.

10.1(c)	1997 Stock Plan, as amended on August 4, 2003.

10.2(b)	Credit Agreement with Branch Banking and Trust Company dated April 3, 1996.

10.3(b)	Note Purchase and Private Shelf Agreement with The Prudential Insurance Company of America dated April 3, 1996.

10.4(d)	Note Purchase and Private Shelf Agreement with The Prudential Insurance Company of America dated as of June 30, 1998.

10.5(e)	Senior Subordinated Loan and Security Agreement dated February 2, 1999 between Liberty Waste Lending Company, LLC, a subsidiary of the Registrant, and Liberty Waste Services, LLC and its direct and indirect subsidiaries.

10.6(e)	Option Agreement dated February 2, 1999 between the Registrant and Liberty Waste Services, LLC.

10.7(f)	Revolving Credit Agreement dated as of November 9, 1999 by and among the Registrant and its subsidiaries, the lending institutions party thereto, BankBoston, N.A., as Administrative Agent, BancBoston Robertson Stephens Inc., as Arranger, and Branch Banking and Trust Company, as Documentation Agent.

10.8(g)	First Amendment to Credit Agreement dated February 10, 2000.

10.9(g)	Second Amendment to Credit Agreement dated June 14, 2000.

10.10(g)	Third Amendment to Credit Agreement dated October 31, 2000.

10.11(g)	Fourth Amendment to Credit Agreement dated November 2000.

10.12(h)	Fifth Amendment to Credit Agreement dated March 31, 2001.

10.13(h)	Sixth Amendment to Credit Agreement dated March 29, 2002.

10.14(i)	Change in Control Agreement dated October 30, 2001 between the Registrant and D. Stephen Grissom.

10.15	Amended and Restated Note Purchase Agreement dated March 31, 2001 among the Company and The Prudential Insurance Company of America and Affiliates.

10.16	Amended and Restated Note Purchase and Private Shelf Agreement dated March 31, 2001 among the Company and The Prudential Insurance Company of America and Affiliates.

10.17	Amendment and Consent dated August 27, 2003 among the Company and Prudential Insurance Company and Affiliates, amending the Amended and Restated Note Agreement and the Amended and Restated Note Purchase and Private Shelf Agreement dated March 31, 2001.

10.18	Amended and Restated Revolving Credit Agreement dated August 27, 2003 among the Company and Fleet National Bank, Wachovia Bank, Branch Banking and Trust Company and other lenders.

21	List of Subsidiaries.

23.1	Consent of Independent Auditors.

31.1	Certification of the Chief Executive Officer pursuant to rule 15d-14 (a) under the Securities Exchange Act . of 1934.

31.2	Certification of the Chief Financial Officer pursuant to rule 15d-14 (a) under the Securities Exchange Act . of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Current Report on Form 8-K dated September 25, 1998.
(b)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-25631).
(c)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(d)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(e)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(f)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(g)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(h)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(i)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE INDUSTRIES USA, INC.

Date: March 30, 2004	By:	/s/ Jim W. Perry
JIM W. PERRY
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ Jim W. Perry JIM W. PERRY	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ D. Stephen Grissom D. STEPHEN GRISSOM	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ Lonnie C. Poole, Jr. LONNIE C. POOLE, JR.	Chairman	March 30, 2004

/s/ Paul L. Brunswick PAUL L. BRUNSWICK	Director	March 30, 2004

/s/ Paul F. Hardiman PAUL F. HARDIMAN	Director	March 30, 2004

/s/ Thomas C. Cannon THOMAS C. CANNON	Director	March 30, 2004

/s/ Glenn E. Futrell GLENN E. FUTRELL	Director	March 30, 2004

/s/ James R. Talton JAMES R. TALTON	Director	March 30, 2004

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders of

Waste Industries USA, Inc. and Subsidiaries

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Waste Industries USA, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Waste Industries USA, Inc. and subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1.e and 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As discussed in Notes 1 (k) and 10 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

/S/ DELOITTE & TOUCHE LLP

RALEIGH, NORTH CAROLINA

MARCH 30, 2004

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (In Thousands)

	December 31, 2002	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,734	$4,127
Accounts receivable - trade, less allowance for uncollectible accounts (2002 - $2,237; 2003 - $2,608)	28,200	31,235
Accounts receivable - other	1,395	1,182
Income taxes receivable (Note 15)	919	—
Inventories	1,552	1,427
Prepaid insurance	494	602
Deferred income taxes (Note 15)	759	1,350
Prepaid expenses and other current assets	2,257	1,836

Total current assets	37,310	41,759

PROPERTY AND EQUIPMENT, net (Notes 2, 3 and 6)	189,954	190,871
INTANGIBLE ASSETS, net (Notes 2 and 4)	67,791	90,122
RESTRICTED CASH - BONDS	—	822
DEFERRED FINANCING COSTS	1,662	2,834
OTHER NONCURRENT ASSETS	1,856	4,120

TOTAL ASSETS	$298,573	$330,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt (Note 5)	$11,710	$10,723
Current maturities of capital lease obligations (Note 6)	439	160
Accounts payable - trade	10,501	13,299
Acquisition related obligations	305	1,949
Accrued interest payable	1,321	1,408
Accrued wages and benefits payable	3,860	4,294
Income taxes payable (Note 15)	—	841
Accrued expenses and other liabilities	5,253	4,941
Closure/post-closure liabilities (Note 10)	454	816
Derivative liabilities (Note 8)	—	1,212
Deferred revenue	1,997	2,421

Total current liabilities	35,840	42,064

LONG-TERM DEBT, net of current maturities (Note 5)	140,875	157,657
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of maturities (Note 6)	160	—
NONCURRENT DEFERRED INCOME TAXES (Note 15)	18,941	18,240
CLOSURE/POSTCLOSURE LIABILITIES (Note 10)	3,568	5,348
DERIVATIVE LIABILITIES (Note 8)	2,219	260
COMMITMENTS AND CONTINGENCIES (Notes 5, 6, 8, 9, 12 and 14)	—	—
SHAREHOLDERS’ EQUITY (Notes 7, 8, 9 and 14):
Common stock, no par value, shares authorized 80,000,000 shares issued and outstanding: 2002 - 13,338,005; 2003 - 13,492,402	38,116	39,139
Paid-in capital	7,245	7,342
Retained earnings	54,623	61,369
Accumulated other comprehensive loss	(1,366)	(891)
Shareholders’ loans	(1,648)	—

Total shareholders’ equity	96,970	106,959

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$298,573	$330,528

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2001, 2002 and 2003

(In Thousands, Except Per Share Data)

	2001	2002	2003
REVENUES:
Service revenues	$248,074	$250,543	$269,208
Equipment sales	1,221	1,285	1,257

Total revenues	249,295	251,828	270,465

OPERATING COSTS AND EXPENSES:
Operations	157,980	161,165	176,160
Equipment sales	580	842	1,130
Selling, general and administrative (Notes 6, 9, and 12)	37,123	33,832	38,114
Depreciation and amortization (Notes 3, 4 and 10)	28,858	27,697	30,549
Loss (gain) of sale of collection and hauling assets (Note 2)	359	121	(720)
Impairment of property and equipment (Note 3)	—	316	517

Total operating costs and expenses	224,900	223,973	245,750

OPERATING INCOME	24,395	27,855	24,715

Interest expense (Note 5)	14,259	11,377	9,891
Interest income	(1,276)	(213)	(141)
Other	(214)	(588)	(96)

Total other expense, net	12,769	10,576	9,654

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	11,626	17,279	15,061
INCOME TAX EXPENSE (Note 15)	4,244	6,317	6,171

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	7,382	10,962	8,890
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX BENEFIT OF $614	—	—	(1,067)

NET INCOME	$7,382	$10,962	$7,823

EARNINGS PER SHARE
Basic:
Before cumulative effect of a change in accounting principle	$0.56	$0.82	$0.66
Cumulative effect of a change in accounting principle	—	—	(0.08)

NET INCOME	$0.56	$0.82	$0.58
Diluted:
Before cumulative effect of a change in accounting principle	$0.55	$0.82	$0.66
Cumulative effect of a change in accounting principle	—	—	(0.08)

NET INCOME	$0.55	$0.82	$0.58

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING (Note 7)
Basic	13,286	13,336	13,439

Diluted	13,342	13,351	13,558

CASH DIVIDENDS	$—	$—	$1,077

See Notes to Consolidated Financial Statements	Continued

Continued

	2001	2002	2003
Pro forma income and earnings per common share assuming changes in accounting principle described in Note 10 are applied retroactively
Income before cumulative effect of a change in accounting principle	$6,898	$10,262	$7,823

Earnings per common share before cumulative effect of a change in accounting principle
Basic and Diluted	$0.52	$0.77	$0.58

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2001, 2002 and 2003

(In Thousands)

	SHARES		COMMON STOCK	PAID-IN CAPITAL	RETAINED EARNINGS	NOTE RECEIVABLE LIBERTY WASTE	SHAREHOLDERS’ LOANS	OTHER ACCUMULATED COMPREHENSIVE LOSS	TOTAL SHAREHOLDERS’ EQUITY
	AUTHORIZED	OUTSTANDING
Balance, January 1, 2001	80,000	13,119	$37,037	$7,245	$36,279	$(11,538)	$(1,096)	$—	$67,927
Net income	—	—	—	—	7,382	—	—	—	7,382
Issuances of stock	—	4	24	—	—	—	—	—	24
Stock repurchases	—			—	—	—	—	—	—
Exercise of stock options	—	216	1,109	—	—	—	—	—	1,109
Cancellation of shares	—	(5)	(82)	—	—	—	—	—	(82)
Collection of note receivable from Liberty Waste	—	—	—	—	—	11,538	—	—	11,538
Increase in shareholders’ loans	—	—	—	—	—	—	(286)	—	(286)

Balance, December 31, 2001	80,000	13,334	38,088	7,245	43,661	—	(1,382)	—	87,612
Net income	—	—	—	—	10,962	—	—	—	10,962
Other comprehensive loss, net of taxes of $853
Unrealized loss on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	—	(1,366)	(1,366)

Other comprehensive loss	—	—	—	—	—	—	—	—	(1,366)

Comprehensive income	—	—	—	—	—	—	—	—	9,596
Issuances of stock	—	4	28	—	—	—	—	—	28
Increase in shareholders’ loans	—	—	—	—	—	—	(266)	—	(266)

Balance, December 31, 2002	80,000	13,338	38,116	7,245	54,623	—	(1,648)	(1,366)	96,970
Net income	—	—	—	—	7,823	—	—	—	7,823

Income tax benefit from stock options	—	—	—	97	—	—	—	—	97
Other comprehensive income, net of taxes of ($272)
Unrealized gain on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	—	475	475

Other comprehensive income	—	—	—	—	—	—	—	—	475

Comprehensive income	—	—	—	—	—	—	—	—	8,298
Issuances of stock	—	103	688	—	—	—	—	—	688
Exercise of stock options	—	51	335	—	—	—	—	—	335
Decrease in shareholders’ loans	—	—	—	—	—	—	1,648	—	1,648
Cash dividends	—	—	—	—	(1,077)	—	—	—	(1,077)

Balance, December 31, 2003	80,000	13,492	$39,139	$7,342	$61,369	$—	$—	$(891)	$106,959

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001, 2002 and 2003

(In Thousands)

	2001	2002	2003
OPERATING ACTIVITIES:
Net income	$7,382	$10,962	$7,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,858	27,697	30,549
(Gain) loss on sale of property and equipment	(225)	(49)	350
Impairment of property and equipment	—	316	517
Loss (gain) on sale of collection and hauling assets	359	121	(720)
Cumulative effect of accounting change and accounting principle	—	—	1,067
Stock compensation expense	24	28	120
Provision (benefit) for deferred income taxes	1,061	4,304	(1,564)
Forgiveness of officer loans	—	—	1,118
Changes in operating assets and liabilities, net of effects from acquisition and disposition of related businesses:
Current operating assets and liabilities (excluding cash and cash equivalents)	3,904	(4,111)	2,827
Other noncurrent assets	(1,213)	513	(3,334)
Closure/postclosure liabilities	1,037	1,112	323

Net cash provided by operating activities	41,187	40,893	39,076

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	712	1,925	2,510
Proceeds from sale of collection and hauling operations	426	—	16,302
Purchases of property and equipment	(25,012)	(18,178)	(29,557)
Acquisition liabilities	(247)	48	1,644
Acquisitions of related business, net of cash acquired	(6,995)	(6,093)	(39,823)

Net cash used in investing activities	(31,116)	(22,298)	(48,924)

FINANCING ACTIVITIES:
Proceeds from issuance of long term debt	57,750	4,009	40,176
Principal payments of long-term debt	(84,802)	(21,762)	(24,381)
Principal payments of capital lease obligations	(894)	(729)	(439)
Financing costs	—	—	(2,373)
Dividends paid	—	—	(1,077)
Increase in advances under shareholders’ loans	(286)	(266)	—
Net proceeds from exercised options	1,109	—	335
Repayment of Liberty Waste note	11,538	—	—

Net cash (used in) provided by financing activities	(15,585)	(18,748)	12,241

(DECREASE) INCREASE	(5,514)	(153)	2,393
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,401	1,887	1,734

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,887	$1,734	$4,127

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$15,342	$10,283	$9,347

Cash paid for taxes	$3,281	$3,200	$5,513

Supplemental Schedule of Noncash Transactions—

During 2001, the Company cancelled 5,136 shares of common stock with a fair value of $82,176 as settlement of obligations incurred for certain business acquisitions.

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2001, 2002 and 2003

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Business Operations—Waste Industries USA, Inc. (the “Company”) is a regional solid waste services company providing solid waste collection, transfer, recycling, processing and disposal services to customers in North Carolina, South Carolina, Georgia, Mississippi, Tennessee, Virginia and Florida.

Basis of Presentation—The Company’s consolidated financial statements include its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Significant Accounting Policies—The significant accounting policies are summarized below:

a. Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for uncollectible accounts, self-insurance reserves, fair value of derivative financial instruments and closure/post closure liabilities. Actual results could differ from these estimates.

b. Cash and Cash Equivalents— For the purposes of presentation in the financial statements, cash equivalents include highly liquid investments with original maturities of three months or less.

c. Inventories— Inventories consist of operating materials and supplies held for use and are stated at the lower of cost or market (less costs to sell) using the specific-identification method.

d. Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization expense are calculated on the straight-line method. Estimated useful lives are as follows:

Machinery and equipment	5 to 12 years
Furniture, fixtures and vehicles	5 to 10 years
Building	30 years

Landfill permitting, acquisition and preparation costs are amortized using a units-of-production method as permitted airspace of the landfill is consumed. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. Interest capitalized for the years ended December 31, 2001, 2002 and 2003 was $541,000, $161,000 and $235,000, respectively. In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfill’s permitted and probable to be permitted capacity. Units-of-production amortization rates are determined annually. The rates are determined by management based on estimates provided by the Company’s internal and third party engineers, and consider the information provided by surveys which are performed at least annually.

Management routinely reviews its investment in operating landfills to determine whether the costs of these investments are realizable. Judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of the Company’s landfills.

e. Intangible Assets— Intangible assets primarily consist of goodwill, customer lists and noncompete agreements acquired in business combinations.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES—(Continued)

Effective January 1, 2002, the Company discontinued amortization of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company completed its transitional goodwill impairment test using the provisions of SFAS No. 142 as of January 1, 2002 and determined that there was no goodwill impairment. The Company determined it operates in one reporting unit based on the current reporting structure and, accordingly, has assigned goodwill at the enterprise level.

On an ongoing basis, the Company performs an annual impairment test. At least quarterly, the Company analyzes whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustment after adoption, if any, will be recognized as an operating expense. The Company adopted July 31 as its annual assessment date. The Company completed its annual impairment test July 31, 2003 and determined that there was no goodwill impairment.

f. Restricted Cash— Restricted cash consists principally of funds held in trust for the construction of the Sampson County landfill.

g. Deferred Financing Costs— Included in other noncurrent assets are debt issue costs relating to borrowings (see Note 5). Debt issue costs are amortized to interest expense using the straight-line method over the life of the related debt.

h. Other Noncurrent Assets— Included in other noncurrent assets is capitalized software which is amortized over the estimated useful life of five years. Software amortization expense was $182,000, $169,000 and $194,000 for the years ended December 31, 2001, 2002 and 2003, respectively. Other noncurrent assets also include costs related to pending acquisitions and certain development activities that management believes are probable of occurring at each balance sheet date. Other noncurrent assets consisted of the following as of December 31, 2002 and 2003 (in thousands):

	2002
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$1,145	$682	$463
Other noncurrent assets	1,393	—	1,393

	$2,538	$682	$1,856

	2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$1,288	$850	$438
Other noncurrent assets	3,682	—	3,682

	$4,970	$850	$4,120

i. Derivative Financial Instruments and Other Comprehensive Income(Loss)—The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into a hedge transaction. The Company’s derivative instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In order to qualify for hedge accounting, criteria must be met, including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting changes in fair value of cash flows attributable to the hedged risk during the term of the hedge. The Company currently utilizes only cash flow hedges. Under accounting for cash flow hedges, any gains or losses on the hedge instruments are recognized as a separate component of other comprehensive income (loss). When it is determined that a hedge is no longer highly effective, the Company discontinues hedge accounting, and any gains or losses on the hedge instrument are recognized in earnings.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES—(Continued)

j. Asset Impairment—Long-lived assets consist primarily of property and equipment, goodwill and other intangible assets. Property and equipment and other intangible assets are carried on the Company’s financial statements based on their cost less accumulated depreciation or amortization. The recoverability of these assets is tested whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Typical indicators that an asset may be impaired include:

-A significant decrease in the market price of an asset or asset group;

-A significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition;

-A significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group, including an adverse action or assessment by a regulator;

-An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

-Current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or

-A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

k. Adoption of SFAS No. 143 – Effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Substantially all of this charge was related to changes in accounting for landfill final capping, closure and post-closure costs. The application of SFAS No. 143 reduced income before cumulative effect of a change in accounting principle for the year ended December 31, 2003 by approximately $1.1 million, net of tax benefit, or $0.08 per diluted share. The following table summarizes the balance sheet impact of the Company’s initial adoption of SFAS No. 143 and the Company’s landfill liabilities as of January 1, 2002 computed on a pro forma basis as if the provisions of SFAS No. 143 had been applied during all periods affected (in thousands):

	Balance at December 31, 2002	Change	Balance at January 1, 2003	Pro Forma Balance at January 1, 2002
Landfill assets	$78,300	$3,632	$81,932	$80,408
Accumulated landfill airspace amortization	(7,953)	(5,425)	(13,378)	(11,585)

Net landfill assets	$70,347	$(1,793)	$68,554	$68,823

Current landfill liabilities	$(454)	$44	$(410)	$(57)
Current environmental remediation liabilities	—	—	—	—

Current landfill and environmental remediation liabilities	$(454)	$44	$(410)	$(57)

Long-term landfill liabilities	$(3,568)	$68	$(3,500)	$(3,295)
Long-term environmental remediation liabilities	—	—	—	—

Long-term landfill and environmental remediation liabilities	$(3,568)	$68	$(3,500)	$(3,295)

Total landfill and environmental remediation liabilities	$(4,022)	$112	$(3,910)	$(3,352)

See further discussion related to the impact of the adoption of SFAS No. 143 on the Company’s accounting policies under Landfill Accounting below.

l. Landfill Accounting – Effective January 1, 2003, the Company’s method of accounting for landfill closure and post-closure as well as landfill final capping, changed as a result of its adoption of SFAS No. 143. SFAS No. 143 does not change the basic landfill accounting that the Company and others in the industry have followed historically. Through December 31, 2002, the waste industry generally recognized expenses associated with (1) amortization of capitalized and future landfill asset costs and (2) future closure and post-closure obligations on a units-of-consumption basis as airspace was consumed over the life of the related landfill.

This practice, referred to as lifecycle accounting within the waste industry, continues to be followed. The table below compares the Company’s historical practices and current practices of accounting for landfill final capping, closure and post-closure activities.

Description	Historical Practice	Current Practice (Effective January 1, 2003)
Definitions:

Final Capping	Capital asset related to installation of flexible membrane and geosynthetic clay liners, drainage and compacted soil layers and topsoil constructed over areas of landfill where total airspace capacity has been consumed	Reflected as an asset retirement obligation, on a discounted basis, rather than a capital asset

Closure	Includes last final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified as closed	No change, except that last final capping event of each landfill will be treated as a part of final capping

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES—(Continued)

Description	Historical Practice	Current Practice (Effective January 1, 2003)
Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency	No change

Discount Rate:	Landfill final capping, closure and post-closure obligations were not discounted	Obligations discounted at a credit-adjusted, risk-free rate (8.0% at January 1, 2003)

Cost Estimates:	Costs were estimated based on performance, principally by third parties, with a small portion performed by the Company	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity

Inflation:	Landfill final capping, closure and post-closure liabilities were not inflated to period of performance	Inflation rate of 2.5% effective January 1, 2003

Recognition of Assets and Liabilities:

Final Capping	Costs were capitalized as spent, except for the last final capping event that occurs after the landfill closes, which was accounted for as part of closure; spending was included in capital expenditures within investing activities in the statement of cash flows	All final capping is recorded as a liability and asset as airspace is consumed; the discounted cash flow associated with each final capping event is recorded to the accrued liability with a corresponding increase to landfill assets as airspace is consumed related to the specific final capping event; spending is reflected as a change in liabilities within operating activities in the statement of cash flows

Statement of Operations Expense:

Liability accrual	Expense charged to cost of operations at same amount accrued to liability	Not applicable

Landfill asset amortization	Not applicable for landfill closure and post-closure obligations	Landfill asset is amortized to depreciation and amortization expense as airspace is consumed over life of specific final capping event or life of landfill for closure and post-closure

Accretion	Not applicable as landfill final capping, closure and post-closure obligations were not discounted	Expense, charged to cost of operations, is accreted at credit-adjusted, risk-free rate (8.0%) under the effective interest method

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES—(Continued)

m. Self –Insurance Reserves—The Company assumes the risks for medical and dental insurance exposures up to certain loss thresholds set forth in separate insurance contracts. The Company has established self-insurance reserves for these risks, which are estimated based on evaluations performed by independent third parties.

n. Earnings Per Share—Basic earnings per share computations are based on the weighted-average common stock outstanding. Diluted earnings per share include the dilutive effect of stock options using the treasury stock method. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding that include, where appropriate, the assumed exercise of employee stock options. In computing diluted earnings per share, the Company utilizes the treasury stock method.

Earnings per share is calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2002	2003
Numerator:
Net income	$7,382	$10,962	$7,823

Denominator:
Denominator for basic earnings per share	13,286	13,336	13,439
Effect of dilutive securities - option to purchase common stock	56	15	119

Denominator for diluted earnings per share	13,342	13,351	13,558

Basic earnings per share	$0.56	$0.82	$0.58

Diluted earnings per share	$0.55	$0.82	$0.58

Antidulitive options to purchase common stock not included in the earnings per share calculation	348	365	183

o. Dividends—The Company declared its first semi-annual cash dividend in 2003 and intends to pay dividends based on sufficient cash available to effect the dividend without impeding the Company’s ability to pay its debts as they become due in the usual course of business.

p. Stock Option Plan—The Company accounts for employee stock compensation in accordance with APB No. 25, Accounting For Stock Issued To Employees. Under APB No. 25, the total compensation expense, which is recognized over the vesting period of the award, is equal to the intrinsic value at the measurement date, which is the first date that both the exercise price and number of shares to be issued is known.

SFAS No. 123, Accounting For Stock-based Compensation, requires disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the options awarded. Companies are, however, permitted to continue to apply APB No. 25. The Company discloses the information required by SFAS No. 123 (see Note 14).

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES—(Continued)

Had compensation cost for the Company’s stock been determined based on the fair value at the grant dates for awards under the stock plan consistent with the method of SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2001, 2002 and 2003 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2001	2002	2003
Net Income:
As reported	$7,382	$10,962	$7,823
Deduct—total stock based compensation determined under fair value based method for all awards	598	755	542

Pro forma — for SFAS No. 123	$6,784	$10,207	$7,281

Earnings Per Share:
Basic:
As reported	$0.56	$0.82	$0.58
Pro forma — for SFAS No. 123	$0.51	$0.77	$0.54

Diluted:
As reported	$0.55	$0.82	$0.58
Pro forma — for SFAS No. 123	$0.51	$0.76	$0.54

The fair value of options granted under the Company’s stock plan during 2001, 2002 and 2003 was estimated on the Black-Scholes option-pricing model using the following assumptions:

	2001	2002	2003
Weighted-average grant-date fair value of options granted	$3.18	$3.19	$6.71
Weighted- average expected lives (years)	5.00	5.00	5.00
Risk-free interest rate	4.64%	4.58%	2.98%
Volatility	50.58%	50.91%	48.30%

q. Revenue Recognition and Deferred Revenue—The Company recognizes collection, transfer, recycle and disposal revenues as the services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. Revenues from the sale of recycled materials and finished products are recognized upon shipment.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES—(Continued)

r. Segment Information—The Company identifies its operating segments based on geographical location. The Company considers each of its four divisions that report stand-alone financial information and have division managers that report to the Company’s Chief Operating Officer to be an operating segment; however, all operating segments have been aggregated together and are reported as a single segment consisting of the collection, transfer, recycling and disposal of non-hazardous solid waste primarily in the Southeastern United States. At December 31, 2003, the Company has 241 municipal contracts which approximate $81.0 million of annualized revenue. Percentages of our total revenue attributable to services provided are as follows:

	Year Ended December 31,
	2001	2002	2003
Collection:
Residential	23%	23%	22%
Commercial	26%	27%	27%
Industrial	30%	29%	31%
Disposal and transfer	15%	16%	15%
Recycling	1%	1%	1%
Other	5%	4%	4%

Total service revenue	100%	100%	100%

s. Income Taxes— In accordance with the provisions of SFAS No. 109, Accounting For Income Taxes, deferred income taxes (benefits) are provided on temporary differences between financial statement carrying values and the tax basis of assets and liabilities.

t. New Accounting Pronouncements—In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which was adopted by the Company on January 1, 2003. See Note 1 (k).

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and Accounting Principles Board (“APB”) No. 30, Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 did not have an impact on the Company’s financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 was effective for the Company beginning January 1, 2003. The adoption of SFAS No. 145 had no impact on the Company’s financial condition or results of operations.

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

accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results (see Note 1.p.). The amendments to the disclosure requirements of SFAS No. 123 were effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have an impact on the Company’s financial condition or results of operations.

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

u. New Accounting Pronouncements Not Yet Adopted— In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIEs”) (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the Company’s first quarter of 2004. VIE’s created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or Revised Interpretation’s provisions no later than December 31, 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretations provisions no later than the Company’s first quarter of 2004. The Company has not entered into any arrangements with VIEs created after January 31, 2003 nor had the Company created any SPEs prior to February 1, 2003. Additionally, the Company had not entered into any VIEs, prior to February 1, 2003, therefore the adoption of FIN 46 had no impact on it’s results of operations and financial condition.

v. Presentation— Certain 2001 and 2002 financial statement amounts have been reclassified to conform with the 2003 presentation.

w. Concentrations of Credit Risk— Financial instruments that potentially subject the Company to concentrations of credit risks consist primarily of accounts receivable. The Company does not require collateral on its trade receivables. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base. The Company establishes an allowance for doubtful accounts based on payment performance factors, historical trends and other information.

x. Fair Value of Financial Instruments— The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The fair value of the Company’s fixed rate facilities with Prudential Insurance Company of America using an estimate of interest rates currently available to the Company is $57.4 million at December 31, 2003. The carrying value of the secured notes is $50.0 million at December 31, 2003. The carrying amounts of the Company’s remaining bank facility, bonds and other installment notes payable approximate fair value because interest rates are primarily variable and, accordingly, approximate current market rates.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES—(Continued)

y. Allocation of Acquisition Purchase Price – Acquisition purchase price is allocated to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination.

- The Company often consummates single acquisitions of solid waste collection or disposal operations. For each separately identified solid waste collection or disposal operation acquired in a single acquisition, the Company performs an initial allocation of total purchase price to the acquired operation based on its relative fair value. Following this initial allocation of total purchase price to the acquired operation, the Company further allocates the identified intangible assets and tangible assets acquired and liabilities assumed for each solid waste collection or disposal operation based on its estimated fair value at the dates of acquisition, with any residual amounts allocated to either goodwill or landfill site costs, as discussed above.

- The Company accrues the payment of contingent purchase price if the events surrounding the contingency are deemed assured beyond a reasonable doubt. Contingent purchase price related to solid waste collection or disposal operations is allocated to goodwill.

2.	BUSINESS ACQUISITIONS AND DISPOSITION

Purchase Transactions— During 2002 and 2003 the Company acquired eight and six waste collection and disposal service businesses, respectively, to expand its operations. The assets acquired and liabilities assumed were accounted for by the purchase method of accounting and included the following (in thousands):

	2002	2003
Tangible Net Assets Acquired at Fair Value:
Accounts receivable	$45	$2,735
Property and equipment	2,363	9,646
Liabilities assumed	(150)	(3,354)

Total net tangible assets acquired	2,258	9,027

Intangible Assets Acquired at Fair Value:
Customer lists	710	3,907
Contracts	13	15
Goodwill	3,112	27,540

Total net assets acquired at fair value	$6,093	$40,489

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

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.	BUSINESS ACQUISITIONS AND DISPOSITION —(Continued)

On May 1, 2002, the Company acquired the assets of North and South Sanitation for approximately $100,000 in cash. This tuck-in acquisition provides rural residential routes to the Company’s existing Raleigh and Wilson, North Carolina operations.

On June 19, 2002, the Company acquired the assets of Pelican Container Service, LLC for approximately $100,000 in cash. This tuck-in acquisition, which provides industrial hauling service in the southern coastal counties of North Carolina, expands the Company’s customer base in the Company’s existing operations in the Wilmington, North Carolina market.

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

Effective January 1, 2003, the Company acquired Patriot Waste Systems for approximately $4.8 million in cash and stock. This tuck-in acquisition provides commercial and industrial waste collection services to the Companys existing operations in the Greensboro and Graham, North Carolina markets.

On June 1, 2003, the Company purchased Kleen Way Sanitation for approximately $204,000 in cash. This tuck-in acquisition of residential routes expands the Company’s customer base in the Company’s existing Wilson, North Carolina operations.

On June 30, 2003, the Company acquired All American Waste Management, Inc. for approximately $695,000 in cash. This acquisition of residential services is a tuck-in to the Company’s existing operations in the northern Metro Atlanta market.

On August 1, 2003, the Company acquired collection operations in Norfolk, Virginia and Clarkesville, Tennessee for approximately $32.2 million in cash from Allied Waste Industries. This acquisition is a tuck-in to existing operations in Norfolk, Virginia and is a new market entrance in Clarksville, Tennessee. Simultaneously, the Company sold to Allied Waste Industries collection operations in Charlotte, North Carolina, Sumter, South Carolina, Mobile, Alabama and Biloxi, Mississippi for $16.3 million in cash.

On August 21, 2003, the Company acquired Waste Watchers for approximately $2.6 million in cash. This acquisition is a tuck-in to the Company’s existing operations in Summerville, South Carolina and provides commercial, industrial and residential waste collection services.

These acquisitions were funded with proceeds from borrowings under the Company’s senior credit facility and the issuance of Company common stock with a fair value of approximately $0.7 million.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.	BUSINESS ACQUISITIONS AND DISPOSITION —(Continued)

The following unaudited pro forma results of operations assume the transactions described above occurred as of January 1, 2001 after giving effect to certain adjustments, including the amortization of the excess of cost over the underlying assets (in thousands except per share data):

	2001	2002	2003
	(In Thousands, Except Per Share Data)
Total revenues	$273,283	$273,569	$283,193
Operating income	32,905	33,328	27,802
Income before cumulative effect of a change in accounting principle	11,793	13,612	10,324
Cumulative effect of a change in accounting principle	—	—	1,067

Net income	$11,793	$13,612	$9,257
Earnings per common share:
Basic:
Before cumulative effect of a change in accounting principle	$0.89	$1.02	$0.77
Cumulative effect of a change in accounting principle	—	—	0.08

Net income	$0.89	$1.02	$0.69
Diluted:
Before cumulative effect of a change in accounting principle	$0.88	$1.02	$0.76
Cumulative effect of a change in accounting principle	—	—	0.08

Net income	$0.88	$1.02	$0.68

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future operating results.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2002 and 2003 (in thousands):

	2002	2003
Land, land improvements and buildings	$37,809	$39,183
Landfills and associated land	78,300	95,870
Machinery and equipment	212,193	213,256
Furniture, fixtures and vehicles	5,496	5,538
In-process equipment	26	544

Total property and equipment	333,824	354,391
Less accumulated depreciation	143,870	163,520

Property and equipment, net	$189,954	$190,871

In-process equipment includes equipment not placed in service at year end.

Depreciation expense for the years ended December 31, 2001, 2002 and 2003 was approximately $23,818,000, $24,322,000 and $23,944,000, respectively. Landfill amortization expense was approximately $2,141,000, $3,020,000 and $5,850,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Pursuant to the provisions of SFAS No. 144, the Company recorded an impairment charge of approximately $316,000 and $517,000 at December 31, 2002 and 2003, respectively, related to certain excess equipment and vehicles that have been temporarily taken out of service. The Company determined fair value based on comparable equipment with similar lives.

Landfill costs include land held for development, representing various landfill properties with an aggregate cost of approximately $6.3 million for both periods ended December 31, 2002 and 2003, which is not being amortized.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.	INTANGIBLE ASSETS

Intangible assets primarily consist of goodwill, customer lists and noncompete agreements acquired in business combination. Intangible assets are net of accumulated amortization. The following table shows the activity related to goodwill as of December 31, 2002 and 2003 (in thousands):

	2002	2003
Beginning balance as of January 1,	$66,276	$66,985
Acquisitions	3,112	27,540
Post-closure purchase accounting adjustments	(2,403)	1,693
Dispositions		(10,261)

Ending balance as of December 31,	$66,985	$85,957

In addition, other intangible assets consisted of the following as of December 31, 2002 and 2003 (in thousands):

	2002
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$710	$39	$671
Noncompete	1,165	1,030	135

	$1,875	$1,069	$806

	2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$4,617	$501	$4,116
Noncompete	1,165	1,116	49

	$5,782	$1,617	$4,165

Amortization expense for other intangible assets was $171,000, $186,000 and $561,000 for each of the years ended 2001, 2002 and 2003, respectively. The weighted average amortization period for customer lists and noncompete agreements is 5 years.

Estimated future amortization expense associated with customer lists and noncompete agreements at December 31, 2003 is as follows (in thousands):

Year	Amortization Expense
2004	$729
2005	722
2006	721
2007	678
2008	398
Thereafter	917

Total	$4,165

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.	INTANGIBLE ASSETS —(Continued)

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and per share amounts adjusted for the exclusion of goodwill net of the related income tax effect is as follows (in thousands, except per share amounts):

	YEAR ENDED DECEMBER 31,
	2001	2002	2003
Reported net income	$7,382	$10,962	$7,823
Add back goodwill amortization, net of income taxes of $958,000	1,588	—	—

Adjusted net income	$8,970	$10,962	$7,823

Basic Earnings Per Common Share:
Reported net income	$0.56	$0.82	$0.58
Add back goodwill amortization, net of taxes	0.12	—	—

Adjusted net income	$0.68	$0.82	$0.58

Diluted Earnings Per Common Share:
Reported net income	$0.55	$0.82	$0.58
Add back goodwill amortization, net of taxes	0.12	—	—

Adjusted net income	$0.67	$0.82	$0.58

5.	LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2002 and 2003 (in thousands):

	2002	2003
Credit Facilities:
Term facility	$60,714	$50,000
Revolving credit facility	60,000	78,000
Bonds	30,855	40,355
Other installment notes payable, interest ranging from 1% to 7%	980	—
Present value of noncompete agreement liabilities with the former shareholders of businesses acquired due in various monthly installments	36	25

Total	152,585	168,380
Less current portion	11,710	10,723

Long-term portion	$140,875	$157,657

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.	LONG-TERM DEBT — (Continued)

The Company and all of its subsidiaries are co-borrowers on a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, N.A. (“Fleet”) acts as agent. On August 27, 2003, the Company amended and extended this credit facility which provides up to $175 million through February 2007. Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the Fleet credit facility. The Fleet credit facility bears interest at a rate per annum equal to, at the Company’s option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company’s funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for Eurodollar rate borrowings. The Fleet facility requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. As of December 31, 2003, $78.0 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 3.4%.

The Prudential term loan facility consists of three term loans of $25 million each. As of December 31, 2003, the Company had fully drawn three of the Prudential $25 million term facilities. In 2000 the Company began principal repayments on the first $25 million term facility. The Prudential credit facilities require the Company to maintain certain financial ratios, such as debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth and net income. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Prudential term loan facilities. Interest on the three Prudential term facilities is paid quarterly, based on fixed rates of 7.53%, 7.21% and 7.09%, respectively. Of the Company’s Prudential facilities, $10.7 million fully mature by April 2006, $17.9 million fully mature by June 2008, and $21.4 million fully mature by February 2009, subject to renewal.

The Company entered into a $9.5 million variable rate demand bond with Sampson County, North Carolina on September 10, 2003 for the funding of expansion at its landfill in that county which expires in 2023. This issue is in addition to the Company’s existing $30.9 million Sampson facility outstanding at December 31, 2003 and expires in 2021. Both bonds are backed by a letter of credit issued by Wachovia Bank & Trust as a participating lender under our Fleet syndication. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 3.8% and 3.4% at December 31, 2002 and 2003, respectively.

As of December 31, 2003, the Company was in compliance with all covenants and restrictions relating to all outstanding borrowings.

Annual aggregate principal maturities at December 31, 2003 were as follows (in thousands):

2004	$10,723
2005	10,722
2006	10,723
2007	85,143
2008	7,143
Thereafter	43,926

Total	$168,380

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was $160.9 million and $175.8 million at December 31, 2002 and 2003, respectively.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.	LEASES

The Company leases certain property and equipment under both capital and operating leases. Gross property and equipment recorded under capital leases was approximately $3.8 million and $1.5 million at December 31, 2002 and 2003, respectively. The related accumulated amortization was approximately $2.1 million and $873,000 at December 31, 2002 and 2003, respectively.

Future minimum lease payments as of December 31, 2003 for capital and operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2004	$169	$1,673	$1,842
2005	—	1,454	1,454
2006	—	1,296	1,296
2007	—	1,134	1,134
2008	—	832	832
Thereafter	—	890	890

Total minimum lease payments	$169	$7,279	$7,448

Less amount representating interest (ranging from 5.25% to 6.96%)	9

	160
Less current portion	160

Long term capital lease obligation	$—

The total rental expense for all operating leases for the years ended December 31, 2001, 2002 and 2003 is as follows (in thousands):

	2001	2002	2003
Buildings and sites	$1,901	$1,973	$1,700
Trucks and equipment	687	1,126	1,225

Total	$2,588	$3,099	$2,925

7.	SHAREHOLDERS’ EQUITY

During 2001, 2002 and 2003, the Company issued 3,722 shares, 3,944 shares and 2,725 shares, respectively, of Company common stock with a fair value of approximately $24,000, $28,000 and $23,000, respectively, as partial compensation paid to Directors.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.	SHAREHOLDERS’ EQUITY — (Continued)

During 2001 and 2003, stock options totaling 216,304 and 51,672 were exercised with net proceeds of approximately $1.1 million and $335,000, respectively. No stock options were exercised during 2002. In connection with the exercise of 2003 stock options, the Company recorded an income tax benefit of approximately $97,000 as an increase to paid in capital.

In connection with the January 1, 2003 acquisition of Patriot Waste Systems, 100,000 shares of Company common stock were issued with a fair value of approximately $666,000 as partial consideration of the total $4.8 million purchase price.

On November 4, 2003, the Board of Directors of the Company declared a semi-annual cash dividend of $0.08 per share, or approximately $1.1 million, to shareholders of record on November 21, 2003. The dividend was paid on December 19, 2003. The Company will pay dividends based on sufficient cash available to effect the dividend without impairing the Company’s ability to pay its debts as they become due in the usual course of business.

See Note 9 regarding shareholder loans.

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME (LOSS)

The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into a hedge transaction. The Company’s derivative instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In order to qualify for hedge accounting, criteria must be met, including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows attributable to the hedged risk during the term of the hedge. Under cash flow hedge accounting, any gains or losses on the derivative instrument are recognized as a separate component of other comprehensive income (loss). When it is determined that a cash flow hedge ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the cash flow hedge are recognized in earnings. The Company does not enter into derivative instruments for trading purposes.

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

The Company measures effectiveness of the interest rate swap by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s Fleet credit facility using the hypothetical derivative method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. The Fleet interest rate swap was fully effective during the twelve-month period ended December 31, 2003.

The fair value of the Company’s interest rate swap is obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. The fair value of the interest rate swap agreement was a liability of approximately $2.2 million and $1.2 million at December 31, 2002 and 2003, respectively.

Commodity Swaps

The Company entered into two commodity swap contracts with Waste Management Trading, LLC effective January 1, 2003 and June 1, 2003, respectively, to hedge its recycling revenue received for old corrugated cardboard (“OCC”), the pricing of which was volatile in 2003, and has designated the qualifying instruments as cash flow hedges. The contracts each hedge 18,000 tons of OCC at $70 a ton for a term of five years. The notional amounts hedged under these agreements represent approximately 25% of the Company’s OCC volume at December 31, 2003.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME (LOSS) — (Continued)

The Company measures effectiveness of the commodity swaps by its ability to offset cash flows associated with changes in the rates received for its monthly OCC volumes. To the extent the commodity swaps are considered to be effective, changes in fair value of the obligation are recorded, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as a reduction of recycled commodity revenue. The commodity swaps were fully effective for the twelve-month period ended December 31, 2003.

The fair value of the Company’s commodity swap contracts was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity swap contracts taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity swap agreement was a liability of approximately $260,000 at December 31, 2003.

The components of comprehensive income (loss), net of related taxes, are as follows (in thousands):

	Twelve Months Ended December 31,
	2002	2003
Net income	$10,962	$7,823
Other comprehensive income -
Unrealized (losses) gains on cash flow hedges, net of deferred income taxes of $853 and ($272) for the twelve months ended 2002 and 2003, respectively	(1,366)	475

Comprehensive income	$9,596	$8,298

	Twelve Months Ended December 31,
	2002	2003
Change in unrealized (losses) gains on cash flow hedges	$(842)	$1,306
Less: reclassification adjustment for gains included in net income	(524)	(831)

Net change in unrealized (losses) gains on qualifying cash flow hedges	$(1,366)	$475

Changes in the fair value of derivatives are presented as a component of net cash provided by operating activities in the accompanying consolidated statement of cash flows. The Company estimates that it will reclassify into earnings during 2004 approximately $730,000 in losses on cash flow hedges within net operating results in its 2004 consolidated statements of operations.

9.	RELATED PARTY TRANSACTIONS

From December 1999 through April 2002, the Company made loans in each of those years to Lonnie C. Poole, Jr. and Jim W. Perry. The aggregate principal amount of Mr. Poole’s loans is $1,418,000, and the aggregate principal amount of Mr. Perry’s loans is $230,000. These loans were made as advances to pay premiums on life insurance policies purchased by Mr. Poole and Mr. Perry. As a result of the impact of the Sarbanes-Oxley Act and recent tax law changes on the funding requirements of these types of arrangements, on December 31, 2003, the Company entered into an agreement with each of Mr. Poole and Mr. Perry whereby each officer assigned to the Company his respective insurance policy as partial repayment of his loan and the Company forgave the remainder. As partial repayment, the officers assigned the insurance policies to the Company with cash surrender values totaling

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.	RELATED PARTY TRANSACTIONS — (Continued)

approximately $530,000. The net forgiveness of approximately $1.1 million is included in selling, general and administrative expenses in the accompanying consolidated statements of operations, and the cash surrender value realized is included in other noncurrent assets in the accompanying consolidated balance sheets.

In 1998, the Company was offered the opportunity to purchase two tracts of land that had potential as a regional solid waste disposal facility. The Company had been seeking for a landfill site and this land was one of several sites it was considering. The owners of the land were unwilling to extend a long enough purchase option period to enable the Company to determine the feasibility of the site as a regional solid waste disposal facility and to obtain the necessary franchise and operating permits. The Company’s policy is not to acquire property that has not received the necessary permits for operation. Rather than forego this potential opportunity, management determined that it was in the Company’s best interest for an unrelated third party to purchase and hold the land until such time as it was able to obtain a franchise and permits to build the landfill. After management was unable to identify a third party willing to undertake this endeavor in the very little time available, a limited liability company, or LLC, owned by a trust controlled by Lonnie C. Poole, III, the Company’s Vice President, and Scott J. Poole, sons of Lonnie C. Poole, Jr., purchased the land in December 1998. As is customary for the Company when evaluating disposal sites, it has incurred normal engineering, legal, marketing, consulting and other due diligence expenses to determine site feasibility, but the Company has no obligation to purchase the site. The costs of acquiring and carrying the site have been borne entirely by the LLC. If the Company is able to obtain a franchise and all permits necessary to operate the facility, it will have the option to purchase the site from the LLC upon negotiated terms, which terms would be reviewed and approved by a majority of the Company’s disinterested directors and, if deemed necessary, by a majority of disinterested shareholders voting on the transaction, as a condition to any purchase.

In 1998, the Company purchased TransWaste Services, Inc. from Thomas C. Cannon. Mr. Cannon remained President of TransWaste, one of its wholly-owned subsidiaries, until his resignation effective October 1, 2002. Mr. Cannon was elected to the Company’s Board in 2000. At the time of the Company’s acquisition of TransWaste from Mr. Cannon, he owned, and still owns, a 50% interest in a company that is developing a construction and demolition solid waste, or C&D, landfill. Simultaneously with the Company’s purchase of TransWaste, and in order for the Company to position themselves to realize the potential benefit of that future landfill, TransWaste entered into an agreement with Mr. Cannon’s company where, upon the satisfaction of certain requirements, Mr. Cannon’s company has the option to sell the landfill to TransWaste for $8,000,000 or to accept C&D waste from TransWaste or any affiliate, at a per ton rate that is favorable to TransWaste, for ten years or until there is no longer any capacity at the proposed landfill. None of these requirements have been satisfied, therefore TransWaste has neither acquired, nor is it disposing of waste at, the proposed landfill. If the requirements are met, the terms of this transaction would be reviewed and would require approval by a majority of the Company’s disinterested directors and, if deemed necessary, by a majority of disinterested shareholders voting on the transaction, as a condition to the purchase.

Lonnie C. Poole, III is a member of a limited liability company that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space. The lease was entered into in June of 1999 with a term of 10 years. Rental expense related to this lease was approximately $478,000, $487,000 and $497,000 in 2001, 2002 and 2003, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The lease is on terms comparable to those with third parties.

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

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.	LANDFILLS — (Continued)

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

Interest accretion on final capping, closure and post-closure obligations is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included as a component of operating costs in the accompanying consolidated statement of operations.

In the United States, the closure and post-closure obligations are established by the Environmental Protection Agency’s Subtitles C and D regulations, as implemented and applied on a state-by-state basis. The costs to comply with these obligations could increase in the future as a result of legislation or regulation.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.	LANDFILLS — (Continued)

Assets and liabilities associated with final capping, closure and post-closure costs consisted of the following at the dates presented (in thousands):

	December 31, 2002	December 31, 2003
Landfill assets	$78,300	$95,870
Accumulated landfill airspace amortization	(7,953)	(19,229)

Net landfill assets	$70,347	$76,641

	December 31, 2002	December 31, 2003
Final capping	$2,716	$5,715
Closure/post-closure	1,306	449

Total liabilities	$4,022	$6,164

Current portion	$454	$816
Long term	3,568	5,348

Total liabilities	$4,022	$6,164

The changes to landfill liabilities were as follows for the periods presented (in thousands):

	Twelve Months Ended December 31,
	2002	2003
Beginning balance	$3,090	$4,022
Cumulative effect of change in accounting principle	—	(112)
Obligations incurred	1,306	2,051
Obligations settled	(361)	(1,281)
Interest accretion	—	1,061
Change in estimate	(13)	423

Ending balance	$4,022	$6,164

11.	BENEFIT PLANS

401(k) Profit Sharing And Retirement Plan—The Company has a 401(k) Savings and Retirement Plan and Trust for the benefit of its full-time employees who have more than one year of service and are over 21 years of age. Employees make contributions to this retirement plan under a 401(k) pre-tax contribution plan and by the Company through 401(k) matching contributions. The Company’s matching contributions to the 401(k) plan were approximately $738,000, $733,000 and $716,000 for the years ended December 31, 2001, 2002 and 2003, respectively. Contributions by the Company are included in operating costs and expenses in the accompanying consolidated statements of operations.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.	BENEFIT PLANS — (Continued)

Self-insured Medical and Dental Plan—The Company has a self-insured plan for employee medical and dental benefits. The plan covers all full-time employees of the Company beginning on the 91st day of employment. The Company pays a portion of the expenses for its employees and dependents and withholds from employee’s wages additional amounts to reduce the Company’s expense. As claims are processed, the insurer requests reimbursement funds from the Company. The Company maintains stop loss coverage for the plan at $150,000 per claim, per year. The Company’s expense relating to the plan for 2001, 2002 and 2003 was approximately $241,000, $349,000 and $506,000, respectively.

Deferred Compensation Plan—The Company has a deferred compensation plan available for key employees designated by its Compensation Committee to participate in the plan. A participant may elect to defer up to $20,000 of his annual cash compensation. The Company will match 65% of the amount deferred, up to a maximum of 6% of the participant’s cash compensation. The company also may make discretionary contributions. A participant is immediately vested in his contribution. Vesting for the Company contributions begins after the first year and occurs at the rate of 20% annually thereafter. Vesting is not accelerated by an employee’s death or the termination of the plan. The Company invests all contributions on behalf of the participant. In connection with this plan, the Company has entered into a split dollar insurance arrangement with the participants whereby the Company has advanced premiums on a life insurance policy owned by each participant for his benefit. A portion of each premium is treated as an advance to the participant to be repaid from the policy cash values or proceeds upon termination of the arrangement. The Company has recorded cash surrender values for these policies of approximately $117,000 and $232,000 as a non-current asset and a deferred compensation liability of approximately $174,000 and $256,000 as an accrued liability at December 31, 2002 and 2003, respectively. The Company’s expense relating to the deferred compensation plan for 2001 and 2002 was $39,000 and $57,000, respectively. In 2003, the net cash surrender value of the policies exceeded the expense by $33,000.

12.	COMMITMENTS AND CONTINGENCIES

Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are adequately covered by insurance, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position or results of operations.

Landfill closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned by the Company. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the United States consider final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company’s operating landfills by the Company’s personnel and consultants are performed at least annually. The impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis.

While the precise amounts of these future obligations cannot be determined, at December 31, 2003, the Company estimates the total landfill closure and post-closure costs to range from $89.9 million to $91.7 million. The Company provides accruals for these estimated costs as the remaining permitted airspace of landfills is consumed. The Company’s estimate of these costs considers when the costs would actually be paid and factors in inflation and discount rates. At December 31, 2002 and 2003, the Company had accrued approximately $4.0 million and $6.2 million for such costs. Significant revisions in estimated lives of the Company’s landfills or significant increases in our estimates of landfill closure and post closure costs could have a material adverse impact on the Company’s financial condition and results of operations.

The Company has an unconditional purchase obligation to acquire certain fixed assets during 2004 of approximately $1.2 million.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

13.	LETTERS OF CREDIT

At December 31, 2002 and 2003, the Company had entered into irrevocable letters of credit including performance bonds with available credit totaling approximately $28.3 million and $36.6 million, respectively. According to the terms of the $175 million Fleet facility, the availability of funds on that facility are reduced by the lesser of outstanding letters of credit or $60 million (See Note 5). At December 31, 2002 and 2003, no amounts have been drawn under the outstanding letters of credit.

14.	STOCK OPTION PLAN

The Company has a stock plan (the “Stock Plan”) whereby a total of 1,800,000 shares of common stock are reserved for issuance under the Stock Plan. The Stock Plan provides for grants of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to employees (including officers and employee directors), and the Stock Plan provides for grants of non-qualified options to directors, employees and consultants. The Stock Plan also allows for the grant of stock purchase rights. The Stock Plan is administered by the Compensation Committee of the Board of Directors. The Stock Plan will terminate in April 2007, unless sooner terminated by the Board of Directors. A summary of the status of the Stock Plan as of December 31, 2001, 2002 and 2003 and changes during the years ending on those dates is as follows:

OPTION PLAN

	Shares	Weighted Average Exercise Price
Balance, January 1, 2001	586,067	$11.88
Granted	217,178	6.36
Forfeitures	(101,104)	10.25
Exercised	(216,304)	5.13

Balance, December 31 2001	485,837	12.76
Granted	145,077	6.43
Forfeitures	(12,346)	8.28

Balance, December 31, 2002	618,568	11.51
Granted	200,388	6.63
Forfeitures	(154,148)	16.65
Exercised	(51,672)	6.48

Balance, December 31, 2003	613,136	$8.95

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

14.	STOCK OPTION PLAN — (Continued)

The following table summarizes information about the Company’s Stock Plan at December 31, 2003:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Exercisable
				Number of Shares	Weighted Average Exercise Prices
$6.10 - $6.94	385,859	3.31	$6.48	135,198	$6.43
$7.21 - $8.25	49,381	4.14	$7.37	7,823	$8.07
$11.00 - $12.10	70,809	1.25	$11.17	66,634	$11.17
$15.25 - $16.78	57,087	0.89	$16.64	57,087	$16.64
$17.88	50,000	5.50	$17.88	50,000	$17.88

	613,136			316,742

15.	INCOME TAXES

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between financial statement carrying values and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The balance of deferred income tax assets and liabilities at December 31, 2002 and 2003 are as follows (in thousands):

	2002	2003
Current deferred income tax assets (liabilities) relate to:
Allowance for bad debts	$835	$996
Accrued vacation	254	337
Interest rate swap	—	442
Other accruals not currently deductible	8	10
Prepaid expenses	(339)	(511)
Other	1	76

Net current deferred tax assets	$759	$1,350

Noncurrent deferred income tax assets (liabilities) relate to:
Basis and depreciation differences	$(20,275)	$(19,759)
State loss carryforward	379	—
Other	1,334	1,519
Valuation allowance	(379)	—

Net noncurrent deferred tax liabilities	$(18,941)	$(18,240)

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

15.	INCOME TAXES—(Continued)

The components of income tax expense for the years ended December 31, 2001, 2002 and 2003 are as follows (in thousands):

	2001	2002	2003
Current income taxes:
Federal	$2,769	$1,685	$6,973
State	414	328	762

Total current income taxes	3,183	2,013	7,735
Deferred income taxes	1,061	4,304	(1,564)

Total	$4,244	$6,317	$6,171

The following is a reconciliation of income taxes at the Federal statutory rate (34%) to actual taxes provided for each of the three years in the period ended December 31, 2003 (in thousands):

	2001	2002	2003
Federal tax at the statutory rate	$3,953	$5,875	$5,121
State income taxes, net of federal tax benefit	389	320	227
Non-deductible goodwill	—	—	1,767
Change in valuation allowance (1)	—	—	(379)
Change in tax rate	—	—	(602)
Other permant items, net	(98)	122	37

Total	$4,244	$6,317	$6,171

(1)	The Company’s valuation allowance was reduced by $379,000 in 2003 due to the utilization of losses in various jurisdictions.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations for the fiscal years 2002 and 2003:

		FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
(In thousands, except per share data)
Total revenues	2002 2003	$59,977 62,933	$63,640 65,785	$65,027 70,801	$63,184 70,946
Gross profit	2002 2003	21,676 22,439	22,523 23,217	23,316 23,897	22,306 23,622
Income before cumulative effect of a change in
accounting principle	2002 2003	2,321 2,187	2,696 2,721	3,176 3,074	2,769 908
Earnings per share before cumulative effect of a change in accounting principle:
Basic	2002 2003	$0.17 0.16	$0.20 0.20	$0.24 0.23	$0.21 0.07
Diluted	2002 2003	$0.17 0.16	$0.20 0.20	$0.24 0.23	$0.21 0.07
Net income	2002 2003	2,321 1,120	2,696 2,721	3,176 3,074	2,769 908
Earnings per share:
Basic	2002 2003	$0.17 0.08	$0.20 0.20	$0.24 0.23	$0.21 0.07
Diluted	2002 2003	$0.17 0.08	$0.20 0.20	$0.24 0.23	$0.21 0.07
Weighted average number of shares outstanding:
Basic	2002 2003	13,334 13,405	13,335 13,440	13,336 13,442	13,337 13,468
Diluted	2002 2003	13,339 13,418	13,354 13,465	13,347 13,540	13,355 13,636

Pursuant to the Company’s adoption of SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, the amortization of goodwill ceased on January 1, 2002. See Note 4.

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. See Note 1.k.

In the fourth quarter of 2003, the Company forgave loans to certain officers in connection with discontinuing a life insurance program, as a result of the Sarbanes-Oxley Act. See Note 9.

The Company’s effective tax rate increased from approximately 36.7% to 63.5% in the fourth quarter of 2003 due to the higher income tax incurred upon the sale of a hauling operation with non-deductible goodwill.

* * * * * * * * * *

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Waste Industries USA, Inc. and Subsidiaries

Raleigh, North Carolina

We have audited the consolidated financial statements of Waste Industries USA, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2003, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 30, 2004 (which report includes an explanatory paragraph as to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003); such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Waste Industries USA, Inc. and subsidiaries, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

\s\ DELOITTE & TOUCHE LLP

RALEIGH, NORTH CAROLINA

MARCH 30, 2004

S-1

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance 12/31/2000	Charges to Expense	Write-offs/ Payments	Balance 12/31/2001
Allowance for doubtful accounts	$1,957	$2,017	$(1,878)	$2,096
Accrued closure and post-closure costs	2,069	1,244	(223)	3,090

	Balance 12/31/2001	Charges to Expense	Write-offs/ Payments	Balance 12/31/2002
Allowance for doubtful accounts	$2,096	$1,530	$(1,388)	$2,237
Accrued closure and post-closure costs	3,090	1,306	(374)	4,022

	Balance 12/31/2002	Charges to Expense	Write-offs/ Payments	Balance 12/31/2003
Allowance for doubtful accounts	$2,237	$2,219	$(1,848)	$2,608
Accrued closure and post-closure costs	4,022	3,423	(1,281)	6,164

S-2