Form 10-Q
period 2004-03-31
WASTE INDUSTRIES USA INC
filed 2004-05-17
CIK 1125845

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	13,500,659 shares
(Class)	(Outstanding at May 14, 2004)

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2003	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,127	$1,782
Accounts receivable - trade, less allowance for uncollectible accounts (2003 - $2,608; 2004 - $2,645)	31,235	30,170
Accounts receivable - other	1,182	1,203
Inventories	1,427	1,548
Prepaid insurance	602	245
Prepaid expenses and other current assets	1,836	2,367
Deferred income taxes	1,350	1,248

Total current assets	41,759	38,563

Property and equipment, net (Note 9)	190,871	187,642
Intangible assets, net (Note 2)	90,122	90,482
Restricted cash - bonds	822	822
Deferred financing costs	2,834	2,631
Other noncurrent assets	4,120	4,344

Total assets	$330,528	$324,484

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,723	$10,733
Current maturities of capital lease obligations	160	51
Accounts payable - trade	13,299	10,867
Acquisition related obligations	1,949	1,842
Accrued interest payable	1,408	1,431
Accrued wages and benefits payable	4,294	4,889
Income taxes payable	841	374
Accrued expenses and other liabilities	4,941	6,381
Closure/post-closure liabilities	816	4,915
Derivative liabilities	1,212	935
Deferred revenue	2,421	2,947

Total current liabilities	42,064	45,365

Long-term debt, net of current maturities	157,657	149,076
Deferred income taxes	18,240	18,151
Closure/post-closure liabilities (Note 9)	5,348	1,516
Derivative liabilities (Note 6)	260	540
Commitments and contingencies (Note 7)	—	—

Shareholders’ equity: (Note 5)
Common stock, no par value, shares authorized - 80,000,000 shares issued and outstanding: December 31, 2003 - 13,492,402; March 31, 2004 - 13,497,168	39,139	39,171
Paid-in capital	7,342	7,342
Retained earnings	61,369	64,194
Accumulated other comprehensive loss, net (Note 6)	(891)	(871)

Total shareholders’ equity	106,959	109,836

Total liabilities and shareholders’ equity	$330,528	$324,484

See Notes to Unaudited Condensed Consolidated Financial Statements.

PART 1 – FINANCIAL INFORMATION

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Revenues:
Service	$62,486	$69,021
Equipment sales	447	219

Total revenues	62,933	69,240

Operating costs and expenses:
Operations	40,212	45,551
Equipment sales	293	127
Selling, general and administrative	9,068	9,413
Depreciation and amortization	7,501	7,339
Gain on sale of property and equipment	(11)	(117)

Total operating costs and expenses	57,063	62,313

Operating income	5,870	6,927

Interest expense (net)	2,458	2,542
Other income	(15)	(65)

Total other expense, net	2,443	2,477

Income before income taxes and cumulative effect of a change in account principle	3,427	4,450
Income tax expense	1,240	1,625

Income before cumulative effect of a change in accounting principle	2,187	2,825
Cumulative effect of a change in accounting principle, net of income tax benefit of $614	(1,067)	—

Net Income	$1,120	$2,825

Basic and diluted earnings per share:
Before cumulative effect of a change in accounting principle	$0.16	$0.21
Cumulative effect of a change in accounting principle	(0.08)	—

Net Income	$0.08	$0.21

Weighted-average number of common shares outstanding
Basic	13,405	13,493
Diluted	13,418	13,658

See Notes to Unaudited Condensed Consolidated Financial Statements.

PART 1 – FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Operating Activities:
Net income	$1,120	$2,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,501	7,339
Gain on sale of property and equipment	(11)	(117)
Cumulative effect of a change in accounting principle	1,067	—
Stock compensation expense	5	5
(Benefit) provision for deferred income taxes	(624)	1
Changes in operating assets and liabilities, net of effects from acquisition of related businesses	538	55

Net cash provided by operating activities	9,596	10,108

Investing Activities:
Acquisition of related businesses, net of cash acquired	(4,090)	(430)
Acquisition liabilities	465	(107)
Proceeds from sale of property and equipment	882	760
Purchases of property and equipment	(6,544)	(4,020)

Net cash used in investing activities	(9,287)	(3,797)

Financing Activities:
Proceeds from issuance of long-term debt	5,000	3,000
Principal payments of long-term debt	(4,550)	(11,571)
Principal payments of capital lease obligations	(124)	(109)
Financing costs	—	(3)
Net proceeds from exercised options	5	27

Net cash provided by (used in) financing activities	331	(8,656)

Increase (decrease) in cash and cash equivalents	640	(2,345)
Cash and cash equivalents, beginning of period	1,734	4,127

Cash and cash equivalents, end of period	$2,374	$1,782

Non Cash Investing Activity - Restricted Cash - Bonds	$—	$822

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,093	$2,380

Cash paid for taxes	$239	$2,116

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

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Developments

Purchase Acquisitions:

During the three-month period ended March 31, 2004, the Company made the following acquisitions:

Effective January 1, 2004, the Company acquired American Disposal for approximately $76,000 in cash. This tuck-in acquisition provides residential services to existing operations in the Myrtle Beach, South Carolina market.

On January 31, 2004, the Company purchased L&M Sanitation for approximately $120,000 in cash. This tuck-in acquisition of residential services expands our customer base in our existing operations in eastern North Carolina.

On March 31, 2004, the Company acquired M&M Sanitation for approximately $234,000 in cash. This acquisition of residential services is a tuck-in to our existing operations in the Easley, South Carolina market.

These acquisitions were funded primarily with cash from operations.

As of March 31, 2004, the recorded purchase price allocation for these acquisitions was as follows (in thousands):

Tangible Net Assets Acquired at Fair Value:
Accounts receivable	$29
Property and equipment	136
Liabilities assumed	(160)

Total net tangible assets acquired	5

Intangible Assets Acquired at Fair Value:
Customer lists	148
Contracts	2
Goodwill	275

Total net assets acquired at fair value	$430

In accordance with the Statement of Financial Accounting Standards, or (“SFAS”), No. 141, Business Combinations, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. These purchase price allocations are preliminary estimates, based on available information and certain assumptions that management believes are reasonable. Accordingly, these purchase price allocations are subject to finalization.

The following unaudited pro forma results of operations for the three-month periods ended March 31, 2003 and 2004 assume the acquisitions described above occurred as of January 1, (in thousands):

	2003	2004
Total revenues	$63,106	$69,310
Operating income	5,930	6,952
Net income before cumulative effect of a change in accounting principle	2,219	2,837
Cumulative effect of a change in accounting principle	1,067	—

Net income	$1,152	$2,837

Earnings per common share basic and diluted:
Before cumulative effect of a change in accounting principle	$0.17	$0.21
Cumulative effect of a change in accounting principle, net of tax	0.08	—

Net Income	$0.09	$0.21

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future operating results.

Recently Adopted Accounting Pronouncements

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Substantially all of this charge was related to changes in accounting for landfill final capping, closure and post-closure costs. The application of SFAS No. 143 reduced income before cumulative effect of a change in accounting principle for the year ended December 31, 2003 by approximately $1.1 million, net of income tax benefit, or $0.08 per diluted share.

In December 2003, the Financial Accounting Standards Board, (“FASB”), issued revised FASB Interpretation, (“FIN”), No. 46, Consolidation of Variable Interest Entities, which replaced FIN No. 46 issued in January 2003. Revised FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company adopted the original FIN No. 46 during 2003. The application of revised FIN No. 46 did not have an impact on the Company’s consolidated financial statements.

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

Segment Information

The Company identifies its operating segments based on geographical location. The Company considers each of its four divisions that report stand-alone financial information and have division managers that report to the Company’s chief operating decision maker to be an operating segment; however, all operating segments have been aggregated together and are reported as a single segment consisting of the collection, disposal and transfer and recycling of non-hazardous solid waste primarily in the Southeastern United States. Percentages of our total service revenue attributable to services provided are as follows:

	Three Months Ended March 31,
	2003	2004
Collection:
Residential	23%	21%
Commercial	27%	28%
Industrial	30%	31%
Disposal and transfer	15%	15%
Recycling	1%	2%
Other	4%	3%

Total service revenues	100%	100%

Stock Based Compensation

The Company measures compensation costs related to employee incentive stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument.

Had compensation expense for all stock options been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, rather than Accounting Principles Board, (“APB”), No. 25, Accounting for Stock Issued to Employees, the Company’s net income and net income per share for the three- month periods ended March 31, 2003 and 2004 would have been recorded at the pro forma amounts indicated below (in thousands except per share data):

	Three Months Ended March 31,
	2003	2004
Net Income:
As reported	$1,120	$2,825
Deduct - total stock based compensation determined under fair value based method for all awards, net of income tax	(57)	(67)

Pro forma - for SFAS No. 123	$1,060	$2,758

Basic and diluted earnings per share:
As reported	$0.08	$0.21
Pro forma - for SFAS No. 123	$0.08	$0.20

2. INTANGIBLE ASSETS

Intangible assets primarily consist of goodwill, customer lists and noncompete agreements acquired in business combinations. Intangible assets are net of accumulated amortization. The following table reflects the activity related to goodwill for the three-month periods ended March 31, 2004 and 2003 (in thousands):

Balance as of January 1, 2004	$85,957
Acquisitions	275
Post-closure purchase accounting adjustments	123

Ending balance March 31, 2004	$86,355

Annually, the Company performs an assessment of goodwill impairment. At least quarterly, the Company analyzes whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustments after adoption, if any, will be recognized as operating expenses. The Company adopted July 31 as its annual assessment date. The Company completed its annual impairment test as of July 31, 2003 and determined that there was no goodwill impairment. Historically, the Company has not experienced impairments of goodwill.

Other intangible assets consisted of the following at March 31, 2004 (in thousands):

	March 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$4,766	$681	$4,085
Noncompetes	1,164	1,122	42

	$5,930	$1,803	$4,127

Amortization expense for the three-month periods ended March 31, 2004 and 2003 was $186,000 and $164,000, respectively. The weighted average amortization period for customer lists and noncompete agreements is 5 years. Estimated future amortization expense associated with customer lists and noncompete agreements at March 31, 2004 is as follows (in thousands):

Year	Amortization Expense
2004	756
2005	752
2006	751
2007	708
2008	428
Thereafter	732

Total	$4,127

3. EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method.

Earnings per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2004
Income before cumulative effect of a change in accounting principle	$2,187	$2,825
Cumulative effect of a change in accounting principle, net of income tax benefit	(1,067)	—

Net income	$1,120	$2,825

Denominator used for basic earnings per share - Weighted average number of shares outstanding	13,405	13,493

Denominator used for diluted earnings per share:
Denominator used for basic earnings per share	13,405	13,493
Dilutive impact of stock options outstanding	13	174

Weighted average number of shares outstanding	13,418	13,667

Basic and diluted earnings per share:
Before cumulative effect of a change in accounting principle	$0.16	$0.21
Cumulative effect of a change in accounting principle	(0.08)	—

Net income	$0.08	$0.21

Antidilutive options to purchase common stock not included in earnings per share calculation	365	118

4. LONG TERM DEBT

The Company and all of its subsidiaries are co-borrowers on a revolving credit agreement (“Revolver”) with a syndicate of lending institutions for which Fleet National Bank, N.A. (“Fleet”) acts as agent. On August 27, 2003, the Company amended and extended this credit facility which provides up to $175 million through February 2007. Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the Revolver. Pursuant to an intercreditor agreement with Fleet, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the Revolver. The Revolver bears interest at a rate per annum equal to, at the Company’s option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company’s funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for Eurodollar rate borrowings. The Revolver requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. The Company was in compliance with these financial ratios as of March 31, 2004. As of March 31, 2004, $73.0 million was outstanding under the Revolver, and the average interest rate on outstanding borrowings was approximately 3.4%.

The Prudential term loan facility consists of three term loans of $25 million each. As of March 31, 2004, the Company had fully drawn three of the Prudential $25 million term facilities. In 2000 the Company began principal repayments on the first $25 million term facility. The Prudential credit facilities require the Company to maintain certain financial ratios, such as debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth and net income. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Prudential term loan facilities. Interest on the three Prudential term facilities is paid quarterly, based on fixed rates of 7.53%, 7.21% and 7.09%, respectively. Of the Company’s Prudential facilities, $10.7 million fully mature by April 2006, $17.8 million fully mature by June 2008, and $17.9 million fully mature by February 2009, subject to renewal.

The Company entered into a $9.5 million income tax exempt variable rate demand bond with Sampson County, North Carolina (“Sampson Facility”) on September 10, 2003 for the funding of expansion of the Company’s landfill in that county. This issue was in addition to the Company’s existing $30.9 million Sampson Facility. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. (“Wachovia”) as a participating lender under the Revolver. The average interest rates on outstanding borrowings under the Sampson Facility were approximately 3.4% at March 31, 2004.

5. SHAREHOLDERS’ EQUITY

The Company issued 652 and 474 shares of common stock with a fair value of approximately $4,500 and $5,100 for each of the three-month periods ended March 31, 2003 and 2004, respectively, that were recorded as directors’ fees.

During the three-month periods ended March 31, 2003 and 2004, stock options totaling 854 and 4,292 were exercised with net proceeds of approximately $5,000 and $27,000, respectively.

6. DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME (LOSS)

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

Interest Rate Swaps

The Company entered into an interest rate swap with Fleet effective January 1, 2002 to modify the interest characteristics of its outstanding long-term debt and has designated the qualifying instrument as a cash flow hedge. Under the agreement, the interest rate swap has a notional value of $50.0 million and converts the stated 3 month LIBOR interest rate to a fixed interest rate of 4.2%. This agreement expires in November 2004.

On March 16, 2004, the Company entered into additional interest rate swaps with Wachovia Bank and Fleet for notional values of $30.0 million and $10.0 million, respectively, and have been designated as cash flow hedges. These swaps are effective for the period of November 2004 through February 2007 and converts the stated 3 month LIBOR rates associated with the Company’s Revolver to a fixed rate of 2.7%.

The Company measures effectiveness of the interest rate swaps by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s Fleet credit facility using the hypothetical derivative method. To the extent the interest rate swaps are considered to be effective, changes in fair value are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive loss. To the extent the instruments are considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. The interest rate swaps were fully effective during the three-month periods ended March 31, 2004 and 2003.

The fair value of the Company’s interest rate swaps are obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreements taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar term and maturity. The fair value of the interest rate swap agreements was a net liability of approximately $1.2 million and $0.9 million at December 31, 2003 and March 31, 2004, respectively.

Commodity Swaps

The Company entered into two commodity swap contracts with Waste Management Trading, LLC effective January 1, 2003 and June 1, 2003, respectively, to hedge its recycling revenue received for old corrugated cardboard (“OCC”), the resale pricing of which has been volatile in 2003 and 2004, and has designated the qualifying instruments as cash flow hedges. The contracts each hedge 18,000 tons of OCC at $70 a ton for a term of five years. The notional amounts hedged under these agreements represent approximately 25% of the Company’s current OCC volume.

The Company measures effectiveness of the commodity swaps by its ability to offset cash flows associated with changes in the rates received for its monthly OCC income volumes. To the extent the commodity swaps are considered to be effective, changes in fair value of the obligation are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive loss. To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as an adjustment of recycled commodity revenue. The commodity swaps were fully effective for the three-month periods ended March 31, 2004 and 2003.

The fair value of the Company’s commodity swap contracts was obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate the commodity swap contracts taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity swap agreements was a liability of approximately $260,000 and $540,000 at December 31, 2003 and March 31, 2004, respectively.

The components of comprehensive income (loss), net of related income taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2003	2004
Net income	$1,120	$2,825
Other comprehensive income
Unrealized gains on cash flow hedges, net of deferred income taxes of $22 and $12 for the three months ended March 31, 2003 and 2004, respectively	40	20

Comprehensive income	$1,160	$2,845

	Three Months Ended March 31,
	2003	2004
Change in unrealized gains on cash flow hedges on cash flow hedges	$196	$239
Less: reclassification adjustment for gains included in net income	(156)	(219)

Net change in unrealized gains on qualifying cash flow hedges	$40	$20

7. COMMITMENTS AND CONTINGENCIES

Claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all these matters have been adequately provided for, are adequately covered by insurance, or are of a nature that, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial condition or results of operations.

The Company will have material financial obligations relating to disposal site closure and long-term care obligations of landfill facilities. The Company provides accruals for future obligations (generally for a term of 30 to 40 years after final closure of the landfill) based on engineering estimates of consumption of permitted and deemed to be permitted landfill airspace over the useful life of the landfill. The Company’s ultimate financial obligations for actual closing or post-closing costs might exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company’s financial condition or results of operations.

Under a 25-year contract entered into in December 1996, a subsidiary of the Company is the exclusive provider of waste collection and transfer services to a government authority consisting of approximately 35 municipal members or participants. One of the participants has failed to pay the full amount for services rendered and, as a result, the authority is suing the participant for the $1.4 million owed. The Company is not a party to the suit. Although the Company believes that the authority will ultimately be successful in collecting so that it can pay the Company, the Company has nevertheless established a reserve against the possibility of non-payment.

8. RELATED PARTY TRANSACTIONS

In 1998, the Company was offered the opportunity to purchase two tracts of land that had potential as a regional solid waste disposal facility. The Company had been looking for a landfill site and this land was one of several sites the Company was considering. The owners of the land were unwilling to extend a long enough purchase option period to enable the Company to determine the feasibility of the site as a regional solid waste disposal facility and to obtain the necessary franchise and operating permits. The Company’s policy is not to acquire property that has not received the necessary permits for operation. Rather than forego this potential opportunity, management determined that it was in the Company’s best interest for an unrelated third party to purchase and hold the land until such time as the Company was able to obtain a franchise and permits to build the landfill. After management was unable to identify a third party willing to undertake this endeavor in the very little time available, a limited liability company, or LLC, owned by a trust controlled by Lonnie C. Poole, III, the Company’s Vice President, and Scott J. Poole, sons of Lonnie C. Poole, Jr., the Company’s Chairman of the Board of Directors, purchased the land in December 1998. As is customary for the Company when evaluating disposal sites, the Company has incurred normal engineering, legal, marketing, consulting and other due diligence expenses to determine site feasibility, but the Company has no obligation to purchase the site. The costs of acquiring the site were borne entirely by the LLC. If the Company is able to obtain a franchise and all permits necessary to operate the facility, the Company will have the option to purchase the site from the LLC upon negotiated terms, which would be reviewed and approved by a majority of its disinterested directors and, if deemed necessary, by a majority of disinterested shareholders voting on the transaction, as a condition to any purchase.

In 1998, the Company purchased TransWaste Services, Inc. from Thomas C. Cannon. Mr. Cannon remained President of TransWaste, one of the Company’s wholly-owned subsidiaries, until his resignation effective October 1, 2002. Mr. Cannon was elected to the Company’s Board in 2000. At the time of the Company’s acquisition of TransWaste from Mr. Cannon, he owned, and still owns, a 50% interest in a company that is developing a construction and demolition solid waste, or C&D, landfill. Simultaneously with the Company’s purchase of TransWaste, and in order for management to position the Company to realize the potential benefit of that future landfill, TransWaste entered into an agreement with the company that is 50% owned by Mr. Cannon whereby upon the satisfaction of certain requirements, that company has the option to sell the landfill to TransWaste for $8,000,000 or to accept C&D waste from TransWaste or any affiliate, at a per ton rate that is favorable to TransWaste, for ten years or until there is no longer any capacity at the proposed landfill. None of these requirements have been satisfied, so TransWaste has neither acquired, nor is it disposing of waste at, the proposed landfill.

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

The Company’s Board of Directors has adopted a policy that requires the approval by a majority of the Company’s directors for any acquisition of $5 million or greater or that involves the issuance of the Company’s stock. Pursuant to Nasdaq rules, the approval by a majority of the disinterested directors is required for a related party transaction greater than $60,000.

9. LANDFILLS

The Company has material financial commitments for final capping, closure and post-closure obligations with respect to its landfills. A brief explanation of final capping, closure and post closure is as follows:

Final Capping Costs – The Company is required to estimate the cost of each final capping event which involves covering the landfill with a flexible membrane and geosynthetic clay liner, compacted soil layers and topsoil and provide drainage for the areas of the landfill where total airspace capacity has been consumed. The estimates also consider when these costs would be paid and factor in inflation and discount rates. For each final capping event the Company quantifies the landfill capacity associated with each final capping event and the final capping costs and amortize it over the related capacity associated with the event as waste is disposed at the landfill.

Closure-Post-Closure Costs – Closure costs include the last final capping event, the construction of the methane gas collection system, demobilization and routine maintenance costs incurred after the site ceases to accept waste, but prior to being certified as closed. Post-closure activities which include final landfill retirement activities once regulatory requirements are met, consist of routine maintenance of the landfill after it has closed, monitoring the ground and surface water, gas emissions and air quality. Estimates for future closure and post-closure costs are based on costs that would actually be paid and factor in inflation and discount rates. The possibility of changes to legal and regulatory requirements makes the Company’s estimates and assumptions uncertain.

The Company developed its estimates of final capping, closure and post-closure obligations using input from its third party engineers and internal personnel. The Company’s estimates are based on its interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value under the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. In general, the Company relies on third parties to fulfill most of its obligations for final capping, closure and post-closure activities.

Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work. The Company intends to perform some of these capping, closure and post-closure obligations using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, the Company has added a profit margin onto the estimated cost of such services to better reflect its fair market value as required by SFAS No. 143. When the Company then performs these services internally, the added profit margin is recognized as a component of operating income in the period earned. However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In the waste industry, there is not an active market that can be utilized to determine the fair value of these activities, as there is no market that exists for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, the Company believes that it is not possible to develop a methodology to reliably estimate a market risk premium and has excluded a market risk premium from the Company’s determination of expected cash flows for landfill asset retirement obligations. The specific methods used to calculate the fair value for final capping, closure and post-closure obligations and the method of accruing for these balances are explained in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The Company records the estimated fair value of final capping, closure and post-closure obligations for its landfills based on the landfills’ that has been consumed through the current period. This liability and corresponding asset is accrued on a per-ton basis. The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill. Additionally, the estimated fair value of total final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Closure and post-closure accruals consider estimates for methane gas control, leachate management and ground-water monitoring and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to 30 to 40 years after final site closure. Daily maintenance activities, which include many of these costs, are incurred during the operating life of the landfill and are expensed as incurred. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill cap; fence and road maintenance; and third party inspection and reporting costs. For purchased disposal sites, the Company assesses and records present value-based final capping, closure and post-closure obligations at the time the Company assumes such responsibilities. Such liabilities are based on the estimated final capping, closure and post-closure costs and the percentage of airspace consumed related to such obligations as of the date the Company assumed the responsibility. Thereafter, the Company accounts for the landfill and related final capping, closure and post-closure obligations consistent with the policy described above.

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

Assets and liabilities associated with final capping, closure and post-closure costs consisted of the following at the dates presented (in thousands):

	December 31, 2003	March 31, 2004
Landfill assets	$95,870	$96,925
Accumulated landfill airspace amortization	(19,229)	(20,560)

Net landfill assets	$76,641	$76,365

	December 31, 2003	March 31, 2004
Final capping obligations	$5,715	$5,971
Closure/post-closure obligations	449	460

Total liabilities	$6,164	$6,431

Current portion	$816	$4,915
Long term	5,348	1,516

Total liabilities	$6,164	$6,431

The changes to landfill liabilities were as follows for the three–month periods ended March 31, 2004 and 2003 presented (in thousands):

Beginning balance December 31, 2003	$6,164
Obligations incurred	369
Obligations settled	(276)
Interest accretion	174

Ending balance March 31, 2004	$6,431

Beginning balance—December 31, 2002	$4,022
Cumulative effect of a change in accounting principle, net of income tax benefit	(111)
Obligations incurred	245
Obligations settled	(354)
Interest accretion	106

Ending balance—March 31, 2003	$3,908

10. SUBSEQUENT EVENT

On May 4, 2004, the Board of Directors of the Company declared a semi-annual cash dividend of $0.08 per share to shareholders of record on May 17, 2004. Payment of the cash dividend will be June 1, 2004. In the future, the Company intends to pay dividends provided it has sufficient cash available to effect the dividend without impairing the Company’s ability to pay its debts as they become due in the usual course of business. In addition, the Company intends to pay dividends based on the availability of sufficient cash without reducing total assets below the sum of its total liabilities plus any amount that would be needed if the Company were dissolved as of the payment date to satisfy all preferential rights upon distribution and to satisfy any preferential rights that are superior to those receiving the dividend. The Board of Directors will make any determination regarding to the payment of dividends.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. Some matters discussed in this Management’s Discussion and Analysis are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated, including general economic conditions, our ability to manage growth, the availability and integration of acquisition targets, regulatory permitting processes, the development and operation of landfills, impairment of goodwill, competition, geographic concentration, weather conditions, government regulation and others set forth in our Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a regional, vertically-integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At March 31, 2004, we operated 36 collection operations, 28 transfer stations, approximately 90 county convenience drop-off centers, five recycling facilities and 11 landfills in the southeastern United States. We had revenues of $270.5 million and operating income of $24.7 million for the year ended December 31, 2003, and revenues of $69.2 million and operating income of $6.9 million for the three-month period ended March 31, 2004.

Our presence in growth markets in the southeastern United States, including North Carolina, Georgia and Virginia, has supported our internal growth. In addition, from 1990 through March 31, 2004, we acquired 78 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern United States and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our route density should improve, which we expect will increase our collection efficiencies and profitability.

RESULTS OF OPERATIONS

General

Our branch waste collection operations generate revenues from fees collected from commercial, industrial and residential collection and transfer station customers. We derive a substantial portion of our collection revenues from commercial and industrial services that are performed under one-year to five-year service agreements. Our residential collection services are performed either on a subscription basis with individual households, or under contracts with municipalities, apartment owners, homeowners associations or mobile home park operators. Residential customers on a subscription basis are billed quarterly in advance and provide us with a stable source of revenues. A liability for future service to be provided to residential customers is recorded upon billing and revenues are recognized at the end of each month in which services are actually provided. Municipal contracts in our existing markets are typically awarded, at least initially, on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Municipal contracts generally provide consistent cash flow during the term of the contracts.

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

At March 31, 2004, we operated approximately 90 convenience collection sites under contract with 13 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At March 31, 2004, we also operated five recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by entering into hedging instruments. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At March 31, 2004, we owned, operated or transferred from 28 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At March 31, 2004, we operated 11 landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the containers and compactors that we resell.

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

Critical Accounting Policies

We have established various accounting policies in accordance with accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. Accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of our assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions that could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the future:

Allowance For Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Based on our collection history and the age of the receivable, we determined a percentage based on the age of the receivables that we deem collectible. The allowance is then calculated by applying the appropriate percentage to each of our receivables. The allowance for doubtful accounts was $2.6 million at December 31, 2003 and March 31, 2004. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Self-Insurance Reserves

We assume the risks for medical and dental insurance exposures up to certain loss thresholds set forth in separate insurance contracts. We have established self-insurance reserves for these risks, which are estimated based on evaluations performed by independent third parties. If our employees incur higher medical and dental expenses than estimated by our independent third party consultants, additional allowances may be required.

Landfills

We have material financial commitments for final capping, closure and post-closure obligations with respect to our landfills. We develop our estimates of final capping, closure and post-closure obligations using input from our third-party engineers and internal personnel. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques in accordance with Statement of Financial Accounting Concepts, (“SFAC”), No. 7, Using Cash Flow and Present Value in Accounting Measurements. In general, we rely on third parties to fulfill most of our obligations for final capping, closure and post-closure activities. Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work. We intend to perform some of these capping, closure and post-closure obligations using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, we have added a profit margin onto the estimated cost of such services to better reflect their fair market value as required by SFAS No. 143. When we then perform these services internally, the added profit margin is recognized as a component of operating income in the period earned. SFAC No. 7 further states that an estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In this situation, SFAC No. 7 indicates that it is not necessary to consider a market risk premium in the determination of expected cash flows. In the waste industry, there is not an active market that can be utilized to determine the fair value of these activities as there is no market that exists for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, we believe that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flows for landfill asset retirement obligations in accordance with SFAC No. 7.

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

We record the estimated fair value of final capping, closure and post-closure obligations for our landfills based on the landfills’ capacity that has been consumed through the current period. This liability and corresponding asset is accrued on a per-ton basis. The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill. Additionally, the estimated fair value of total final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Closure and post-closure accruals consider estimates for methane gas control, leachate management and ground-water monitoring and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to 30 to 40 years after final site closure. Daily maintenance activities, which include many of these costs, are incurred during the operating life of the landfill and are expensed as incurred. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill cap; fence and road maintenance; and third party inspection and reporting costs. For purchased disposal sites, we assess and record present value-based final capping, closure and post-closure obligations at the time we assume such responsibilities. Such liabilities are based on the estimated final capping, closure and post-closure costs and the percentage of airspace consumed related to such obligations as of the date we assumed the responsibility. Thereafter, we account for the landfill and related final capping, closure and post-closure obligations consistent with the policy described above.

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

While the precise amounts of these future obligations cannot be determined, at March 31, 2004, we estimate our total landfill closure and post-closure costs to be approximately $88.5 million. We provide accruals for these estimated costs as the remaining permitted airspace of landfills is consumed. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. At December 31, 2003 and March 31, 2004, we had accrued approximately $6.2 million and $6.4 million, respectively, for such costs. Significant revisions in the estimated lives of our landfills or significant increases in our estimates of landfill closure and post-closure costs could have a material adverse impact on our financial condition and results of operations.

Derivative Financial Instruments

We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. Our derivative instruments qualify for hedge accounting treatment under SFAS No. 133. In order to qualify for hedge accounting, criteria must be met, including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings. The fair value of our derivative instruments will change as the market interest rates and commodity pricing for old corrugated cardboard changes for our interest rate and commodity swaps, respectively.

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

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual goodwill test and will recognize an impairment if the enterprise fair value is below its carrying amount. We estimate fair value based on net cash flows discounted using an estimated weighted-average cost of capital. In addition, consideration is also given to a market approach to evaluate the reasonableness of our discounted cash flows. The estimated fair value could change as there are future changes in our capital structure, cost of debt, interest rates, ability to perform at levels that were forecasted, actual capital expenditure levels, or our market capitalization. For example, a change in our weighted-average cost of capital assumptions could reduce the estimated fair value to below carrying value, which would trigger impairment. In addition, we test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal factors, liquidity or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a part of our business. Upon adoption of SFAS No. 142 at January 1, 2002, we had no impairment of goodwill. We adopted July 31 as our annual assessment date. We completed our annual impairment test of goodwill recoverability on July 31, 2003 and determined that there was no impairment of goodwill.

Long-lived Assets

In accordance with SFAS No. 144, Accounting For The Impairment of Long-Lived Assets, we evaluate our long-lived assets for impairment based on projected cash flows anticipated to be generated from the ongoing operation of those assets. We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the asset’s carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in the extent or manner in which we use a long-lived asset, a change in its physical condition, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a long-lived asset significantly before the end of its previously estimated useful life. If such circumstances arise, we recognize an impairment for the difference between the carrying amount and fair value of the asset, if the carrying amount of the asset does not exceed the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We use the present value of the expected cash flows from that asset to determine fair value. We also evaluate the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Three-Month Period Ended March 31, 2004 vs. Three-Period Ended March 31, 2003

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed statements of operations.

	Three Months Ended March 31,
	2003	2004
Total revenues	100.0%	100.0%
Service	99.3%	99.7%
Equipment	0.7%	0.3%

Total cost of operations	64.3%	65.8%
Selling, general and administrative	14.4%	13.6%
Depreciation and amortization	11.9%	10.6%

Operating income	9.4%	10.0%

Interest expense (net)	3.9%	3.7%
Other expense (income)	0.0%	-0.1%

Income before income taxes and cumulative effect of a change in accounting principle	5.5%	6.4%
Income tax expense	2.0%	2.3%

Income before cumulative effect of a change in accounting principle	3.5%	4.1%
Cumulative effect of a change in accounting principle	-1.7%	0.0%

Net income	1.8%	4.1%

REVENUES. Total revenues increased approximately $6.3 million, or 10.0%, for the three-month period ended March 31, 2004, compared to the same period in 2003. The increase was attributable to the effect of eight businesses acquired, offset by the disposition of four businesses, during the year ended December 31, 2003, and three businesses acquired for the period ended March 31, 2004, resulting in a net revenue increase of approximately $4.1 million. Revenues from internal growth increased approximately $1.2 million in disposal and transfer revenue, an increase of $0.8 million in collection revenue and an increase of $0.2 million in recycled commodities revenue.

Our service revenue growth of 10.5% was comprised of 5.9% of acquisition growth and 4.3% of internal growth. We have been more effective in initiating price increases due to a disciplined approach towards customer profitability analysis and utilizing our pricing optimization software. Pricing increased 0.5%, or $0.3 million, and energy related surcharges increased 0.4%, or $0.2 million, versus 2003. Internal volume was up 3.4% primarily from year-over-year growth from the residential and industrial product lines.

TOTAL COST OF OPERATIONS. Total cost of operations increased $5.3 million, or 13.3%, for the three-month period ended March 31, 2004, compared to the same period in 2003. The increase was primarily attributed to the effect of eight businesses acquired, offset by the disposition of four businesses during 2003 and three businesses acquired for the period ended March 31, 2004, resulting in increased disposal and transfer expenses of approximately $3.9 million, increased labor and benefits of approximately $0.7 million and increased casualty and workers compensation insurance of approximately $0.7.

Total cost of operations as a percentage of revenues increased to 65.8% from 64.3% for the three-month period ended March 31, 2004 as compared to the same period in 2003. This increase was due to higher disposal fees of approximately 2.0% and an increase in third party transfer costs of approximately 1.4%, offset by a decrease in labor and benefits of 0.7%, reduced maintenance costs of approximately 0.8% and a decrease in other miscellaneous costs of approximately 0.4% associated with increased collection volumes.

SELLING GENERAL & ADMINISTRATIVE (“SG&A”). SG&A increased $0.3 million, or 3.8%, for the three-month period ended March 31, 2004, compared with the same period in 2003. The increase was primarily attributable to increased labor expenses of approximately $0.4 million, increased computer maintenance of approximately $0.1 million, offset by decreased bad debt expense of approximately $0.2 million, compared to the same period in 2003.

SG&A as a percentage of revenues decreased to 13.6% from 14.4% for the three-month periods ended March 31, 2004 and 2003, respectively. This increase was primarily due to decreased labor costs and bad debt expense and the overall impact of higher revenues for the period ended March 31, 2004 compared to the same period in 2003.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $0.2 million, or 2.2%, for the three-month period ended March 31, 2004, compared to the same period in 2003. Depreciation and amortization, as a percentage of revenues, decreased to 10.6% from 11.9% for the three-month periods ended March 31, 2004 and 2003, respectively. The primary component of this decrease is the result of expired book depreciation on certain company vehicles.

INTEREST EXPENSE. Interest expense increased $84,000, or 3.4%, for the three-month period ended March 31, 2004, compared to the same period in 2003 due to higher debt levels of approximately $6.8 million during the three-month period ended March 31, 2004 compared to the same period in 2003, offset by lower LIBOR rates and a lower mix of fixed-rate term debt.

INCOME TAX EXPENSE. Income tax expense increased $0.4 million, or 31.0%, for the three -month period ended March 31, 2004, compared to the same period in 2003 due to an increase in income before taxes. The Company’s effective income tax rate was approximately 36.5% for the three-month period ended March 31, 2004, compared to 36.2% for the same period in 2003.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 2003, we adopted the provisions of SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result, for the three-month period ended March 31, 2003, we recognized a cumulative effect of a change in accounting principle of $1.1 million (net of income tax benefit of $0.6 million).

NET INCOME. Net income increased $1.7 million, or 152.2%, for the three-month period ended March 31, 2004, compared to the same period in 2003. The increase was primarily related to increases in revenue and a decrease in the charge for the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at March 31, 2004 was negative $6.8 million compared to negative working capital of $0.3 million at December 31, 2003. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facilities and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2004. Prior to 2000, we had fully drawn upon our three $25.0 million term facilities with Prudential Insurance Company of America. In 2000, we began principal repayments on the first $25.0 million term facility. The Prudential facilities require us to maintain financial ratios, such as minimum net worth, net income, and limits our capital expenditures and indebtedness. We were in compliance with these financial ratios as of December 31, 2003 and March 31, 2004. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.53%, 7.21% and 7.09%, respectively, and the facilities mature as follows: $10.7 million in April 2006, $17.8 million in June 2008 and $17.9 million in February 2009.

On August 27, 2003, we amended and extended our revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank (“Fleet”) acts as agent. This new credit facility (“ Revolver”) provides up to $175.0 million through February 2007. Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the Revolver. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Revolver. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The Revolver bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA, from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for Eurodollar rate borrowings. The Revolver requires us to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. We were in compliance with these financial ratios as of December 31, 2003 and March 31, 2004. As of March 31, 2004, an aggregate of approximately $73.0 million was outstanding under the Revolver, with an average interest rate on outstanding borrowings of approximately 3.4%.

On September 10, 2003, we entered into a $9.5 million income tax exempt variable rate demand bond with Sampson County, North Carolina for the funding of expansion at our landfill in that county. This issue was in addition to our existing $30.9 million Sampson facility. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. as a participating lender under our Fleet syndication. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 3.4% at March 31, 2004.

As of March 31, 2004, we had the following contractual obligations and commercial commitments (in thousands):

	PAYMENTS DUE BY PERIOD
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1)	$159,809	$10,733	$21,435	$87,286	$40,355
Expected landfill liabilities (2)	88,266	769	4,572	201	82,724
Disposal agreements	2,146	1,226	920	—	—
Capital expenditures	8,305	8,305	—	—	—
Operating leases	7,255	1,759	2,865	1,931	700
Capital leases	51	51	—	—	—

Total contractual cash Obligations	$265,832	$22,843	$29,792	$89,418	$123,779

(1)	Includes amounts outstanding as of March 31, 2004 of $73.0 million under our Fleet credit facility, $46.4 million. under the Prudential term facilities, and $40.4 million under the Sampson bond facilities. Our Revolver allows us to borrow up to $175 million provided we are in compliance with the facility’s loan covenants. Availability under the Revolver was approximately $45.7 million at March 31, 2004.
(2)	Landfill liabilities are based on current costs and include capping, closure, post closure and environmental remediation costs. These costs represent the total expected landfill liabilities we will incur over the life of our landfills. We recognize these liabilities as airspace is consumed in each landfill.

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Standby letters of credit	$11,642	$11,642	$—	$—	$—
Performance bonds	26,753	26,703	50	—	—

Total commercial Commitments	$38,395	$38,345	$50	$—	$—

Net cash provided by operating activities increased $0.5 million to $10.1 million for the three-month period ended March 31, 2004, compared to net cash provided by operating activities of $9.6 million for the three-month period ended March 31, 2003. This increase consisted primarily of net income of $2.8 million plus non-cash adjustments (e.g. depreciation and amortization, etc.) of $7.3 million.

Net cash used in investing activities decreased $5.5 million to $3.8 million for the three-month period ended March 31, 2004, compared to $9.3 million for the three-month period ended March 31, 2003. The decrease in cash used was primarily related to a decrease in acquisition of related businesses of $3.7 million and a decrease in capital expenditures of $2.5 million, offset by an increase in acquisition liabilities of $0.7 million.

We currently expect capital expenditures for 2004 to be approximately $25.3 million, compared to $29.6 million in 2003. In 2004, we expect to use approximately $8.5 million for vehicle and equipment additions and replacements, approximately $4.8 million for landfill site and cell development, approximately $9.0 million for support equipment and approximately $3.0 million for facilities, additions and improvements. We expect to fund our planned 2004 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal business, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

For the three-month period ended March 31, 2004, net cash used in financing activities totaled $8.7 million, which primarily included repayments of long-term debt (including capital leases) of $8.7 million, net of additional borrowings, offset by proceeds from exercised options of $27,000.

At March 31, 2004, we had approximately $159.9 million of total borrowings outstanding (including capital lease obligations) and approximately $38.4 million in letters of credit including performance bonds. At March 31, 2004, the ratio of our total debt (including capital lease obligations) to total capitalization was 59.3%, compared to 61.2% at December 31, 2003.

Accounts receivable decreased approximately $1.1 million to $30.2 million at March 31, 2004 from $31.2 million at December 31, 2003 due primarily to cash collected from acquisition-related receivables.

Trade accounts payable decreased approximately $2.4 million to $10.9 at March 31, 2004 from $13.3 million at December 31, 2003 due primarily to lower capital expenditures and, to a lesser extent, reduced seasonal activity in the first quarter of 2004.

The current portion of closure/post-closure liabilities increased approximately $4.1 million to $4.9 million for the period ended March 31, 2004 from $0.8 million at December 31, 2003. This increase was due primarily to capping activities at our Sampson County, North Carolina landfill which are scheduled to begin in January 2005. This increase was the primary offset to the decrease of $3.8 million in long-term closure/post-closure liabilities. The scheduled capping activities at the Sampson County landfill could possibly be deferred if we are successful in obtaining approval for utilization of additional airspace in our existing cells in this landfill. If approval is received, this capping obligation may possibly be reclassified as long-term.

Accrued expenses and other liabilities increased approximately $1.4 million to $6.4 million at March 31, 2004 from $4.9 million at December 31, 2003 due primarily due to an increase in accrued property and casualty insurance of $0.6 million, an increase of accrued employee bonuses and benefits of $0.6 million and accrued property taxes of $0.2 million.

Recently Adopted Accounting Pronouncements

Effective January 1, 2003, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Substantially all of this charge was related to changes in accounting for landfill final capping, closure and post-closure costs. The application of SFAS No. 143 reduced income before cumulative effect of a change in accounting principle for the year ended December 31, 2003 by approximately $1.1 million, net of income tax benefit, or $0.08 per diluted share.

In December 2003, the FASB issued revised FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which replaced FIN No. 46 issued in January 2003. Revised FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We adopted the original FIN No. 46 during 2003. The application of revised FIN No. 46 did not have an impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We entered into an interest rate swap with Fleet effective January 1, 2002 to modify the interest characteristics of our outstanding long-term debt and have designated the qualifying instrument as a cash flow hedge. Under the agreement, the interest rate swap has a notional value of $50.0 million with a fixed interest rate of 4.2%. This agreement expires in November 2004.

On March 16, 2004, we entered into additional interest rate swaps with Wachovia Bank and Fleet for notional values of $30.0 million and $10.0 million, respectively. These swaps are effective for the period of November 2004 through February 2007 with fixed rates of 2.7%.

Our results of operations are impacted by fluctuations in commodity pricing. To reduce our risk to market fluctuations, we entered into two commodity swap contracts with Waste Management Trading, LLC effective January 1, 2003 and June 1, 2003, respectively, to hedge our recycling received for old corrugated cardboard (“OCC’), the resale pricing of which has been volatile in 2003 and 2004, and have designated the qualifying instruments as cash flow hedges. The contracts each hedge 18,000 tons of OCC at $70 a ton for a term of five years. The notional amounts hedged under these agreements represent approximately 25% of our current OCC volume.

We believe our quantitative and qualitative disclosures regarding market risk have not changed materially from those disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

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

We filed a Form 8-K with the United States Securities and Exchange Commission on February 18, 2004 to announce our operating and financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2004	Waste Industries USA, Inc.
(Registrant)

	By:	/s/ Jim W. Perry
Jim W. Perry
President and Chief Executive Officer

Dated: May 17, 2004	Waste Industries USA, Inc.
(Registrant)

	By:	/s/ D. Stephen Grissom
D. Stephen Grissom
Chief Financial Officer

WASTE INDUSTRIES USA, INC.

EXHIBIT INDEX

First Quarter 2004

Exhibit Number	Exhibit Description

Exhibit 10.19	Amendment and Consent effective March 31, 2004 among the Company and Prudential Insurance Company and Affiliates, amending the Amended and Restated Note Agreement and the Amended and Restated Note Purchase and Private Shelf Agreement dated March 31, 2001.

Exhibit 10.20	Amendment and Consent effective March 31, 2004, amending the Revolving Credit Agreement dated August 27, 2003 among the Company and Fleet National Bank, Wachovia Bank, Branch Banking and Trust company and other lenders.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to rule 15d-14(a) under the Securities Exchange Act of 1934

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to rule 15d-14(a) under the Securities Exchange Act of 1934

Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002