Form 10-Q
period 2004-06-30
WASTE INDUSTRIES USA INC
filed 2004-08-16
CIK 1125845

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	13,507,734 shares
(Class)	(Outstanding at August 16, 2004)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2003	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,127	$2,427
Accounts receivable - trade, less allowance for uncollectible accounts (2003 - $2,608; 2004 - $2,836)	31,235	29,892
Accounts receivable - other	1,182	1,109
Inventories	1,427	1,626
Prepaid insurance	602	578
Prepaid expenses and other current assets	1,836	2,574
Deferred income taxes	1,350	1,073

Total current assets	41,759	39,279

Property and equipment, net (Note 9)	190,871	187,313
Intangible assets, net (Note 2)	90,122	90,634
Restricted cash – bonds	822	585
Deferred financing costs	2,834	2,503
Derivative assets (Note 6)	—	931
Other noncurrent assets	4,120	4,493

Total assets	$330,528	$325,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,723	$10,733
Current maturities of capital lease obligations	160	45
Accounts payable - trade	13,299	13,893
Acquisition related obligations	1,949	1,813
Accrued interest payable	1,408	1,435
Accrued wages and benefits payable	4,294	4,502
Income taxes payable	841	372
Accrued expenses and other liabilities	4,941	6,584
Closure/post-closure liabilities	816	4,818
Derivative liabilities (Note 6)	1,212	455
Deferred revenue	2,421	2,835

Total current liabilities	42,064	47,485

Long-term debt, net of current maturities	157,657	144,930
Deferred income taxes	18,240	18,501
Closure/post-closure liabilities (Note 9)	5,348	1,496
Derivative liabilities (Note 6)	260	475
Commitments and contingencies (Note 7)	—	—

Shareholders’ equity: (Note 5)
Common stock, no par value, shares authorized - 80,000,000 shares issued and outstanding: December 31, 2003 - 13,492,402; June 30, 2004 - 13,507,734	39,139	39,242
Paid-in capital	7,342	7,392
Retained earnings	61,369	66,173
Accumulated other comprehensive (loss) gain, net (Note 6)	(891)	44

Total shareholders’ equity	106,959	112,851

Total liabilities and shareholders’ equity	$330,528	$325,738

See Notes to Unaudited Condensed Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues:
Service	$65,499	$74,209	$127,985	$143,230
Equipment sales	286	181	733	400

Total revenues	65,785	74,390	128,718	143,630

Operating costs and expenses:
Operations	42,210	50,169	82,422	95,720
Equipment sales	170	112	463	239
Selling, general and administrative	9,000	9,254	18,068	18,667
Depreciation and amortization	7,707	7,644	15,208	14,983
Loss (gain) on sale of property and equipment	188	(133)	177	(250)
Impairment of fixed assets	—	188	—	188

Total operating costs and expenses	59,275	67,234	116,338	129,547

Operating income	6,510	7,156	12,380	14,083

Interest expense	2,280	2,382	4,807	4,946
Interest income	(52)	(28)	(121)	(50)
Other income	(21)	(16)	(36)	(81)

Total other expense, net	2,207	2,338	4,650	4,815

Income before income taxes and cumulative effect of a change in accounting principle	4,303	4,818	7,730	9,268
Income tax expense	1,582	1,758	2,822	3,383

Income before cumulative effect of a change in accounting principle	2,721	3,060	4,908	5,885
Cumulative effect of a change in accounting principle, net of income tax benefit of $614	—	—	(1,067)	—

Net income	$2,721	$3,060	$3,841	$5,885

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.20	$0.23	$0.37	$0.44
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(0.08)	—

Net income	$0.20	$0.23	$0.29	$0.44

Diluted:
Before cumulative effect of a change in accounting principle	$0.20	$0.22	$0.36	$0.43
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(0.08)	—

Net income	$0.20	$0.22	$0.28	$0.43

Common stock dividends declared and paid per share of common stock	$—	$0.08	$—	$0.08
Weighted-average number of common shares outstanding
Basic	13,440	13,502	13,423	13,498
Diluted	13,465	13,667	13,447	13,619

See Notes to Unaudited Condensed Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2004
Operating Activities:
Net income	$3,841	$5,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,208	14,983
Impairment of property and equipment	—	188
Loss (gain) on sale of property and equipment	177	(250)
Cumulative effect of a change in accounting principle, net of income tax benefit	1,067	—
Stock compensation expense	12	13
Provision for deferred income taxes	336	—
Changes in operating assets and liabilities, net of effects from acquisition of related businesses	(240)	2,153

Net cash provided by operating activities	20,401	22,972

Investing Activities:
Acquisition of related businesses, net of cash acquired	(4,988)	(749)
Liabilities incurred in connection with acquisitions	(554)	(136)
Proceeds from sale of property and equipment	1,435	1,059
Purchases of property and equipment	(14,984)	(11,021)

Net cash used in investing activities	(19,091)	(10,847)

Financing Activities:
Proceeds from issuance of long-term debt	9,141	9,000
Principal payments of long-term debt	(11,947)	(21,717)
Principal payments of capital lease obligations	(243)	(115)
Payment of financing costs	—	(4)
Payment of dividends	—	(1,080)
Net proceeds from exercise of stock options	5	91

Net cash used in financing activities	(3,044)	(13,825)

Decrease in cash and cash equivalents	(1,734)	(1,700)
Cash and cash equivalents, beginning of period	1,734	4,127

Cash and cash equivalents, end of period	$—	$2,427

Supplemental disclosures of cash flow information:

Cash paid for interest	$5,025	$4,557

Cash paid for income taxes	$297	$3,826

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

Recent Developments

Purchase Acquisitions:

The following purchase prices have been allocated to the identified intangible assets and tangible assets acquired based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination.

During the six-month period ended June 30, 2004, the Company made the following acquisitions:

Effective January 1, 2004, the Company acquired American Disposal for approximately $78,000 in cash. This tuck-in acquisition expands the Company’s customer base in its existing operations in the Myrtle Beach, South Carolina market.

On January 31, 2004, the Company purchased L&M Sanitation for approximately $138,000 in cash. This tuck-in acquisition of residential services expands the Company’s customer base in its existing operations in eastern North Carolina.

On March 31, 2004, the Company acquired M&M Sanitation for approximately $249,000 in cash. This acquisition of residential services is a tuck-in to the Company’s existing operations in the Easley, South Carolina market.

On April 1, 2004, the Company acquired County Garbage, Inc. for approximately $284,000 in cash. This tuck-in to existing operations in Graham, North Carolina expands its current services to include the residential market segment at this location.

These acquisitions were funded primarily with cash from operations.

As of June 30, 2004, the recorded purchase price allocation for these acquisitions was as follows (in thousands):

Tangible Net Assets (Liabilities) Acquired at Fair Value:
Accounts receivable	$29
Property and equipment	135
Liabilities assumed	(228)

Total net tangible assets (liabilities) acquired	(64)
Intangible Assets Acquired at Fair Value:
Customer lists	218
Contracts	2
Goodwill	593

Total net assets acquired at fair value	$749

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. These purchase price allocations are preliminary estimates, based on available information and certain assumptions that management believes are reasonable. Accordingly, these purchase price allocations are subject to finalization.

The following unaudited pro forma results of operations for the six-month periods ended June 30, 2003 and 2004 assume that the acquisitions described above occurred as of January 1 (in thousands):

	2003	2004
Total revenues	$129,201	$143,768
Operating income	12,544	14,130
Net income before cumulative effect of a change in accounting principle	4,990	5,907
Cumulative effect of a change in accounting principle	(1,067)	—

Net income	$3,923	$5,907

Earnings per common share:
Basic:
Before cumulative effect of a change in accounting principle	$0.37	$0.44
Cumulative effect of a change in accounting principle	(0.08)	—

Net income	$0.29	$0.44

Diluted:
Before cumulative effect of a change in accounting principle	$0.37	$0.43
Cumulative effect of a change in accounting principle	(0.08)	—

Net income	$0.29	$0.43

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Collection:
Residential	22%	21%	22%	21%
Commercial	26%	27%	27%	27%
Industrial	31%	31%	30%	31%
Disposal and transfer	15%	16%	15%	16%
Recycling	2%	2%	2%	2%
Other	4%	3%	4%	3%

Total service revenues	100%	100%	100%	100%

Stock Based Compensation

The Company measures compensation costs related to employee incentive stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument.

Had compensation expense for all stock options been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, rather than Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, the Company’s net income and net income per share for the three- and six-month periods ended June 30, 2003 and 2004 would have been recorded at the pro forma amounts indicated below (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income:
As reported	$2,721	$3,060	$3,841	$5,885
Deduct - total stock based compensation determined under fair value based method for all awards, net of income tax	(94)	(166)	(188)	(233)

Pro forma	$2,627	$2,894	$3,653	$5,652

Earnings per share:
Basic:
As reported	$0.20	$0.23	$0.29	$0.44
Pro forma	$0.20	$0.21	$0.27	$0.42

Diluted:
As reported	$0.20	$0.22	$0.28	$0.43
Pro forma	$0.20	$0.21	$0.27	$0.42

2. INTANGIBLE ASSETS

Intangible assets primarily consist of goodwill, customer lists and noncompete agreements acquired in business combinations. Intangible assets are net of accumulated amortization. The following table reflects the activity related to goodwill for the six-month periods ended June 30, 2004 and 2003 (in thousands):

Beginning balance - December 31, 2003	$85,957
Acquisitions	593
Post-closure purchase accounting adjustments	79

Ending balance - June 30, 2004	$86,629

Beginning balance - December 31, 2002	$66,985
Acquisitions	3,354
Post-closure purchase accounting adjustments	373

Ending balance - June 30, 2003	$70,712

The Company performs an annual assessment of goodwill impairment. At least quarterly, the Company analyzes whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustments after adoption, if any, will be recognized as operating expenses. The Company adopted July 31 as its annual assessment date. The Company completed its annual impairment test as of July 31, 2003 and determined that there was no goodwill impairment. Historically, the Company has not experienced impairments of goodwill.

Other intangible assets consisted of the following at June 30, 2004 and 2003 (in thousands):

	June 30, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$4,836	$870	$3,966
Noncompetes	1,166	1,127	39

	$6,002	$1,997	$4,005

	June 30, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$1,564	$179	$1,385
Noncompetes	1,178	1,086	92

	$2,742	$1,265	$1,477

Amortization expense for customer lists and noncompete agreements for the three- and six-month periods ended June 30, 2004 and 2003 was $194,000 and $159,000, and $382,000 and $323,000, respectively. The weighted average amortization period for customer lists and noncompete agreements is 5 years. Estimated future amortization expense associated with customer lists and noncompete agreements at June 30, 2004 is as follows (in thousands):

Year	Amortization Expense
Remainder 2004	$388
2005	766
2006	765
2007	722
2008	442
2009	360
Thereafter	562

Total	$4,005

3. EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method.

Earnings per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Income before cumulative effect of a change in accounting principle	$2,721	$3,060	$4,908	$5,885
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(1,067)	—

Net income	$2,721	$3,060	$3,841	$5,885

Denominator used for basic earnings per share - Weighted average number of shares outstanding	13,440	13,502	13,423	13,498

Denominator used for diluted earnings per share:
Denominator used for basic earnings per share	13,440	13,502	13,423	13,498
Dilutive impact of stock options outstanding	25	165	24	121

Weighted average number of shares outstanding	13,465	13,667	13,447	13,619

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.20	$0.23	$0.37	$0.44
Cumulative effect of a change in accounting principle	—	—	(0.08)	—

Net income	$0.20	$0.23	$0.29	$0.44

Diluted:
Before cumulative effect of a change in accounting principle	$0.20	$0.22	$0.36	$0.43
Cumulative effect of a change in accounting principle	—	—	(0.08)	—

Net income	$0.20	$0.22	$0.28	$0.43

Antidilutive options to purchase common stock not included in earnings per share calculation	294	170	294	111

The antidilutive options were excluded from the earnings per share calculation as the exercise price of the options exceeded the fair value of the common stock during the above periods.

4. LONG TERM DEBT

The Company and all of its subsidiaries are co-borrowers on a revolving credit agreement (“Revolver”) with a syndicate of lending institutions for which Fleet National Bank, N.A. (“Fleet”) acts as agent. On August 27, 2003, the Company amended and extended this credit facility which provides up to $175 million through February 2007. Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the Revolver. Pursuant to an intercreditor agreement with Fleet, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the Revolver. The Revolver bears interest at a rate per annum equal to, at the Company’s option, either a Fleet base rate or at the Eurodollar rate (LIBOR) plus, in each case, a percentage rate that fluctuates, based on the Company’s leverage ratio, from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for LIBOR rate borrowings. The Revolver requires the Company to maintain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. The Company was in compliance with these financial covenants as of June 30, 2004. As of June 30, 2004, $76.0 million was outstanding under the Revolver, and the average interest rate on outstanding borrowings was approximately 3.3%.

The Prudential term loan facility consists of three term loans of $25 million each. As of June 30, 2004, the Company had fully drawn three of the Prudential $25 million term facilities. In 2000 the Company began principal repayments on the first $25 million term facility. The Prudential credit facilities require the Company to maintain financial ratios, such as debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth and net income. The Company was in compliance with these financial covenants as of June 30, 2004. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Prudential term loan facilities. Interest on the three Prudential term facilities is paid quarterly, based on fixed rates of 7.53%, 7.21% and 7.09%, respectively.

Scheduled amortization of the Prudential term debt is as follows:

Payments Due By Period

Term Facility	Total	2005	2006	2007	2008	2009	Thereafter
#1	$7.1	$3.6	$3.5	$—	$—	$—	$—
#2	14.3	3.6	3.6	3.6	3.5	—	—
#3	17.9	3.6	3.6	3.6	3.6	3.5	—

Payment Obligations	$39.3	$10.8	$10.7	$7.2	$7.1	$3.5	$—

The Company entered into a $9.5 million income tax exempt variable rate demand bond with Sampson County, North Carolina (“Sampson Facility”) on September 10, 2003 for the funding of expansion of the Company’s landfill in that county. This issue was in addition to the Company’s existing $30.9 million Sampson Facility. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. (“Wachovia”) as a participating lender under the Revolver. The average interest rates on outstanding borrowings under the Sampson Facility were approximately 3.2% at June 30, 2004.

5. SHAREHOLDERS’ EQUITY

The Company issued 1,642 and 1,126 shares of common stock with a fair value of approximately $11,625 and $12,500 for the six-month periods ended June 30, 2003 and 2004, respectively, which were recorded as directors’ fees.

During the six-month periods ended June 30, 2003 and 2004, stock options totaling 854 and 14,206 were exercised with net proceeds of approximately $5,000 and $90,800, respectively.

On May 4, 2004, the Board of Directors of the Company declared a semi-annual cash dividend of $0.08 per share, or approximately $1.1 million, to shareholders of record on May 17, 2004. The dividend was paid on June 1, 2004. The Company will pay dividends based on sufficient cash available to effect the dividend without impeding the Company’s ability to pay its debts as they become due in the usual course of business.

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

Interest Rate Swaps

The Company entered into an interest rate swap with Fleet effective January 1, 2002 to modify the interest characteristics of its outstanding long-term debt and has designated the qualifying instrument as a cash flow hedge. Under the agreement, the interest rate swap hedges a notional debt value of $50.0 million and converts the stated 3 month LIBOR interest rate to a fixed interest rate of 4.2%. This agreement expires in November 2004.

On March 16, 2004, the Company entered into additional interest rate swaps with Wachovia and Fleet for notional debt values of $30.0 million and $10.0 million, respectively, and these swap agreements have been designated as cash flow hedges. These swaps are effective for the period of November 2004 through February 2007 and convert the stated 3 month LIBOR rates associated with the Company’s Revolver to a fixed rate of 2.7%.

The Company measures effectiveness of the interest rate swaps by its ability to offset cash flows associated with changes in the variable LIBOR rate borrowings associated with the Company’s Fleet credit facility using the hypothetical derivative method. To the extent the interest rate swaps are considered to be effective, changes in fair value are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive (loss) gain. To the extent the instruments are considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. The interest rate swaps were fully effective during the three- and six-month periods ended June 30, 2003 and 2004.

The fair value of the Company’s interest rate swaps are obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreements, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar term and maturity. The fair value of the interest rate swap agreements transacted on March 16, 2004 was an asset of approximately $931,000 at June 30, 2004. The fair value of the interest rate swap agreement transacted on January 1, 2002 was a liability of approximately $1.2 million and $455,000 at December 31, 2003 and June 30, 2004, respectively.

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

The Company measures effectiveness of the commodity swaps by its ability to offset cash flows associated with changes in the rates received for its monthly OCC volumes. To the extent the commodity swaps are considered to be effective, changes in fair value of the obligation are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive (loss) gain. To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as an adjustment of recycled commodity revenue. The commodity swaps were fully effective for the three- and six-month periods ended June 30, 2004 and 2003.

The fair value of the Company’s commodity swap contracts was obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate the commodity swap contracts taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity swap agreements was a liability of approximately $260,000 and $475,000 at December 31, 2003 and June 30, 2004, respectively.

The components of comprehensive income (loss) gain, net of related income taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income	$2,721	$3,060	$3,841	$5,885
Other comprehensive income
Unrealized gains on cash flow hedges, net of deferred income taxes of $62 and $527 and $84 and $538 for the three- and six-months ended June 30, 2003 and 2004, respectively	107	915	147	935

Comprehensive income	$2,828	$3,975	$3,988	$6,820

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Change in unrealized gains on cash flow hedges	$332	$1,197	$514	$1,474
Less: reclassification adjustment for gains included in net income	(225)	(282)	(367)	(539)

Net change in unrealized gains on qualifying cash flow hedges	$107	$915	$147	$935

7. COMMITMENTS AND CONTINGENCIES

Claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all of these matters have been adequately provided for, are adequately covered by insurance, or are of a nature that, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial condition or results of operations.

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

Under a 25-year contract entered into in December 1996, a subsidiary of the Company is the exclusive provider of waste collection and transfer services to a government authority consisting of approximately 35 municipal members or participants. One of the participants has failed to pay the full amount for services rendered and, as a result, the authority is suing the participant for the $1.4 million owed. The Company is not a party to the suit. Although the Company believes that the authority will ultimately be successful in collecting so that it can pay the Company, the Company has nevertheless established a reserve against the possibility of non-payment. In June 2004, a judgment was rendered in favor of the Company; however, an appeal of the decision on behalf of the participant has been filed.

8. RELATED PARTY TRANSACTIONS

In 1998, the Company was offered the opportunity to purchase two tracts of land that had potential as a regional solid waste disposal facility. The Company had been looking for a landfill site and this land was one of several sites the Company was considering. The owners of the land were unwilling to extend a long enough purchase option period to enable the Company to determine the feasibility of the site as a regional solid waste disposal facility and to obtain the necessary franchise and operating permits. The Company’s policy is not to acquire property that has not received the necessary permits for operation. Rather than forego this potential opportunity, management determined that it was in the Company’s best interest for an unrelated third party to purchase and hold the land until such time as the Company was able to obtain a franchise and permits to build the landfill. After management was unable to identify a third party willing to undertake this endeavor in the very little time available, a limited liability company (“LLC”) owned by a trust controlled by Lonnie C. Poole, III, the Company’s Vice President, and Scott J. Poole, sons of Lonnie C. Poole, Jr., the Company’s Chairman of the Board of Directors, purchased the land in December 1998. As is customary for the Company when evaluating disposal sites, the Company has incurred normal engineering, legal, marketing, consulting and other due diligence expenses to determine site feasibility, but the Company has no obligation to purchase the site. The costs of acquiring and carrying the site were borne entirely by the LLC. If the Company is able to obtain a franchise and all permits necessary to operate the facility, the Company will have the option to purchase the site from the LLC upon negotiated terms, which would be reviewed and approved by a majority of the Company’s disinterested directors and, if deemed necessary, by a majority of disinterested shareholders voting on the transaction, as a condition to any purchase.

In 1998, the Company purchased TransWaste Services, Inc. from Thomas C. Cannon. Mr. Cannon remained President of TransWaste, one of the Company’s wholly-owned subsidiaries, until his resignation effective October 1, 2002. Mr. Cannon was elected to the Company’s Board in 2000 and served on the Board through May 24, 2004. At the time of the Company’s acquisition of TransWaste from Mr. Cannon, he owned, and still owns, a 50% interest in a company that is developing a construction and demolition solid waste (“C&D”) landfill. Simultaneously with the Company’s purchase of TransWaste, and in order for management to position the Company to realize the potential benefit of that future landfill, TransWaste entered into an agreement with the company that is 50% owned by Mr. Cannon whereby, upon the satisfaction of certain requirements, that company has the option to sell the landfill to TransWaste for $8,000,000 or to accept C&D waste from TransWaste or any affiliate at a per ton rate that is favorable to TransWaste for ten years or until there is no longer any capacity at the proposed landfill. None of these requirements have been satisfied, so TransWaste has neither acquired, nor is it disposing of waste at, the proposed landfill.

Lonnie C. Poole, III is a member of a limited liability company that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space. The lease was entered into in June 1999 with a term of 10 years. Rental expense related to this lease was approximately $248,000 and $253,000 for the six-month periods ended 2003 and 2004, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company’s Board of Directors had adopted a policy that requires the approval by a majority of the Company’s directors for acquisitions of $5 million or greater or involves the issuance of the Company’s stock. Pursuant to Nasdaq rules and the Company’s Code of Business Conduct, the approval by a majority of the disinterested directors is required for related party transactions greater than $60,000.

9. LANDFILLS

The Company has material financial commitments for final capping, closure and post-closure obligations with respect to its landfills. A brief explanation of final capping, closure and post closure is as follows:

Final Capping Costs – The Company is required to estimate the cost of each final capping event which involves covering the landfill with a flexible membrane and geosynthetic clay liner, compacted soil layers and topsoil and provide drainage for the areas of the landfill where total airspace capacity has been consumed. The estimates also consider when these costs would be paid and factor in inflation and discount rates. For each final capping event the Company quantifies the landfill capacity associated with each final capping event and the final capping costs and amortizes the costs over the related capacity associated with the event as waste is disposed at the landfill.

Closure/Post-Closure Costs – Closure costs include the last final capping event, the construction of the methane gas collection system, demobilization and routine maintenance costs incurred after the site ceases to accept waste, but prior to being certified as closed. Post-closure activities, which include final landfill retirement activities once regulatory requirements are met, consist of routine maintenance of the landfill after it has closed, monitoring the ground and surface water, gas emissions and air quality. Estimates for future closure and post-closure costs are based on costs that would actually be paid and factor in inflation and discount rates. The possibility of changes to legal and regulatory requirements makes the Company’s estimates and assumptions uncertain.

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

Interest accretion on final capping, closure and post-closure obligations is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included as a component of operating costs in the condensed consolidated statement of operations.

In the United States, the closure and post-closure obligations are established by the Environmental Protection Agency’s Subtitles C and D regulations, as implemented and applied on a state-by-state basis. The costs to comply with these obligations could increase in the future as a result of legislation or regulation.

Assets and liabilities associated with final capping, closure and post-closure costs consisted of the following at the dates presented (in thousands):

	December 31, 2003	June 30, 2004
Landfill assets	$95,870	$99,657
Accumulated landfill airspace amortization	(19,229)	(22,176)

Net landfill assets	$76,641	$77,481

	December 31, 2003	June 30, 2004
Final capping obligations	$5,715	$5,831
Closure/post-closure obligations	449	483

Total liabilities	$6,164	$6,314

Current portion	$816	$4,818
Long term	5,348	1,496

Total liabilities	$6,164	$6,314

The changes to landfill liabilities were as follows for the six-month periods ended June 30, 2004 and 2003 presented (in thousands):

Beginning balance - December 31, 2003	$6,164
Obligations incurred	790
Obligations settled	(1,053)
Interest accretion	413

Ending balance - June 30, 2004	$6,314

Beginning balance - December 31, 2002	$4,022
Cumulative effect of a change in accounting principle, net of income tax benefit	(112)
Obligations incurred	620
Obligations settled	(618)
Interest accretion	211
Change in estimate	423

Ending balance - June 30, 2003	$4,546

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

OVERVIEW

We are a regional, vertically-integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At June 30, 2004, we operated 36 collection operations, 29 transfer stations, approximately 90 county convenience drop-off centers, five recycling facilities and 11 landfills in the southeastern United States. We had revenues of $270.5 million and operating income of $24.7 million for the year ended December 31, 2003, and revenues of $143.6 million and operating income of $14.1 million for the six-month period ended June 30, 2004.

Our presence in growth markets in the southeastern United States has supported our internal growth. In addition, from 1990 through June 30, 2004, we acquired 79 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern United States and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our route density should improve, which we expect will increase our collection efficiencies and profitability.

RESULTS OF OPERATIONS

General

Our branch waste collection operations generate revenues from fees collected from commercial, industrial and residential collection and transfer station customers. We derive a substantial portion of our collection revenues from commercial and industrial services that are performed under one-year to five-year service agreements. Our residential collection services are performed either on a subscription basis with individual households, or under contracts with municipalities, apartment owners, homeowners associations or mobile home park operators. Residential customers on a subscription basis are billed quarterly in advance and provide us with a stable source of revenues. A liability for future service to be provided to residential customers is recorded upon billing and revenues are recognized in the month in which services are actually provided. Municipal contracts in our existing markets are typically awarded, at least initially, on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Municipal contracts generally provide consistent cash flow during the term of the contracts.

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

At June 30, 2004, we operated approximately 90 convenience collection sites under contract with 13 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At June 30, 2004, we also operated five recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by entering into hedging instruments. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At June 30, 2004, we owned, operated or transferred from 29 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At June 30, 2004, we operated 11 landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the containers and compactors that we resell.

We capitalize some expenditures related to pending acquisitions or development projects. Indirect acquisition and project development costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred. Our policy is to charge to operating costs any unamortized capitalized expenditures and advances (net of any portion thereof that we estimate to be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that is not expected to be successfully completed. Engineering, legal, permitting, construction and other costs directly associated with the acquisition or development of a landfill are capitalized.

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

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the future:

Allowance For Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Based on our collection history and the age of the receivable, we determine a percentage of the receivables that we deem to be collectable. The allowance is then calculated by applying the appropriate percentage to each of our receivables. The allowance for doubtful accounts was $2.6 and $2.8 million at December 31, 2003 and June 30, 2004, respectively. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Self-Insurance Reserves

We assume the risks for the exposures related to the medical and dental insurance programs offered to our employees up to loss thresholds set forth in separate insurance contracts. We have established self-insurance reserves for these risks, which are estimated based on evaluations performed by independent third parties. If our employees incur higher medical and dental expenses than estimated by our independent third party consultants, additional allowances might be required.

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

We record the estimated fair value of final capping, closure and post-closure obligations for our landfills based on the landfills’ capacity that has been consumed through the current period. This liability and corresponding asset is accrued on a per-ton basis. The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill. Additionally, the estimated fair value of total final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Closure and post-closure accruals consider estimates for methane gas control, leachate management and ground-water monitoring and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to 30 to 40 years after final site closure. Daily maintenance activities, which include many of these costs, are incurred during the operating life of the landfill and are expensed as incurred. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill cap; fence and road maintenance; and third party inspection and reporting costs. For purchased disposal sites, we assess and record present value-based final capping, closure and post-closure obligations at the time we assume such responsibilities. Such liabilities are based on the estimated final capping, closure and post-closure costs and the percentage of airspace consumed related to such obligations as of the date we assume the responsibility. Thereafter, we account for the landfill and related final capping, closure and post-closure obligations consistent with the policy described above.

Interest accretion on final capping, closure and post-closure obligations is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in operating costs on the income statement.

In the United States, the closure and post-closure obligations are established by the Environmental Protection Agency’s Subtitles C and D regulations, as implemented and applied on a state-by-state basis. The costs to comply with these obligations could increase in the future as a result of legislation or regulation changes.

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

While the precise amounts of these future obligations cannot be determined, at June 30, 2004, we estimate our total landfill closure and post-closure costs to be approximately $87.6 million. We provide accruals for these estimated costs as the remaining permitted airspace of landfills is consumed. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. At December 31, 2003 and June 30, 2004, we had accrued approximately $6.2 million and $6.3 million, respectively, for such costs. Significant revisions in the estimated lives of our landfills or significant increases in our estimates of landfill closure and post-closure costs could have a material adverse impact on our financial condition and results of operations.

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

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual goodwill test and will recognize an impairment if the enterprise fair value is below its carrying amount. We estimate fair value based on net cash flows discounted using an estimated weighted-average cost of capital. In addition, consideration is also given to a market approach to evaluate the reasonableness of our discounted cash flows. The estimated fair value could change as there are future changes in our capital structure, cost of debt, interest rates, ability to perform at levels that were forecasted, actual capital expenditure levels, or our market capitalization. For example, a change in our weighted-average cost of capital assumptions could reduce the estimated fair value to below carrying value, which would trigger impairment. In addition, we test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal factors, liquidity or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a part of our business. Upon adoption of SFAS No. 142 at January 1, 2002, we had no impairment of goodwill. We adopted July 31 as our annual assessment date. Our most recent annual impairment test of goodwill recoverability was completed on July 31, 2003 and determined that there was no impairment of goodwill.

Long-lived Assets

In accordance with SFAS No. 144, Accounting For The Impairment of Long-Lived Assets, we evaluate our long-lived assets for impairment based on projected cash flows anticipated to be generated from the ongoing operation of those assets. We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the asset’s carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in the extent or manner in which we use a long-lived asset, a change in its physical condition, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a long-lived asset significantly before the end of its previously estimated useful life. If such circumstances arise, we recognize an impairment for the difference between the carrying amount and fair value of the asset. We use the present value of the expected cash flows from that asset to determine fair value. We also evaluate the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Three- and Six-Month Periods Ended June 30, 2004 vs. Three- and Six-Month Periods Ended June 30, 2003

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Total revenues	100.0%	100.0%	100.0%	100.0%
Service	99.6%	99.8%	99.4%	99.7%
Equipment	0.4%	0.2%	0.6%	0.3%

Total cost of operations	64.4%	67.6%	64.4%	66.9%
Selling, general and administrative	13.7%	12.4%	14.0%	13.0%
Depreciation and amortization	11.7%	10.3%	11.9%	10.4%
Loss (gain) on sale of property and equipment	0.3%	(0.2%)	0.1%	(0.2%)
Impairment of property and equipment	0.0%	0.3%	0.0%	0.1%

Operating income	9.9%	9.6%	9.6%	9.8%

Interest expense	3.5%	3.1%	3.7%	3.4%
Interest income	(0.1%)	0.0%	(0.1%)	0.0%
Other expense (income)	0.0%	0.0%	0.0%	(0.1%)

Income before income taxes and cumulative effect of a change in accounting principle	6.5%	6.5%	6.0%	6.5%
Income tax expense	2.4%	2.4%	2.2%	2.4%

Income before cumulative effect of a change in accounting principle	4.1%	4.1%	3.8%	4.1%
Cumulative effect of a change in accounting principle	0.0%	0.0%	(0.8%)	0.0%

Net income	4.1%	4.1%	3.0%	4.1%

REVENUES. Total revenues increased approximately $8.6 million, or 13.1%, and $14.9 million, or 11.6%, for the three- and six-month periods ended June 30, 2004, compared to the same periods in 2003. The increase for the three-month period ended June 30, 2004 was primarily attributable to the effect of eight businesses acquired, offset by the disposition of four businesses, during the year ended December 31, 2003, and four businesses acquired in the period ended June 30, 2004, resulting in a net revenue increase of approximately $3.9 million. Revenue from internal growth increased approximately $3.2 million in collection revenue, approximately $1.4 million in disposal revenue, approximately $0.2 million in fuel/energy surcharges, and approximately $0.3 million in recycled commodities revenue, offset by decreases in annexation fees of approximately $0.3 million and equipment sales of approximately $0.1 million for the three-month period ended June 30, 2004 compared to the same period in 2003.

The increase for the six-month period ended June 30, 2004 was attributable to the effect of eight businesses acquired, offset by the disposition of four businesses, during the year ended December 31, 2003, and four businesses acquired during the period ended June 30, 2004, resulting in a net revenue increase of approximately $7.7 million. Revenues from internal growth increased approximately $5.0 million in collection revenue, approximately $2.0 million in disposal revenue, approximately $0.5 million in recycled commodities revenue and approximately $0.4 million in fuel/energy surcharges, offset by decreases in annexation fees of approximately $0.4 million and equipment sales of approximately $0.3 million.

Our service revenue growth of 13.3% for the three month period ended June 30, 2004 was comprised of 5.7% of acquisition growth, 7.4% of internal growth and 0.2% of recycling commodities growth. We have been more effective in initiating price increases due to a disciplined approach towards customer profitability analysis and utilizing our pricing optimization software. Internal volume was up 6.0% as pricing increased 1.1%, or $0.8 million, and fuel/energy related surcharges increased 0.3%, or $0.2 million, versus 2003.

Our service revenue growth of 11.9% for the six month period ended June 30, 2004 was comprised of 5.8% of acquisition growth, 5.8% of internal growth and 0.3% of recycling commodities growth. Pricing increased 1.0%, or $1.2 million, and fuel/energy related surcharges increased 0.3%, or $0.4 million, compared to 2003. Internal volume was up 4.5%, primarily from year-over-year growth of the residential, industrial and disposal product lines. We expect our growth to decrease in the latter part of 2004 as we reach the anniversary dates of various disposal contracts and certain national accounts business. Our growth derived from acquisitions is also expected to decrease as we reach the anniversary date of our August 2003 acquisition in the Tidewater, Virginia market.

TOTAL COST OF OPERATIONS. Total cost of operations increased $7.9 million, or 18.6%, and $13.1 million, or 15.8%, respectively, for the three- and six-month periods ended June 30, 2004, compared to the same periods in 2003. The increase for the three-month period was primarily attributed to the effect of eight businesses acquired, offset by the disposition of four businesses, during 2003 and four businesses acquired for the period ended June 30, 2004. These increases are due to the following:

•	disposal and transfer expenses of $3.1 million;

•	labor costs of $1.4 million;

•	subcontract national accounts expense of $1.2 million;

•	fuel costs of $0.3 million;

•	landfill maintenance and related expenses of $0.7 million;

•	property and casualty insurance costs of $0.7 million;

•	maintenance labor costs of $0.3 million; and

•	equipment rental expense of $0.2 million

The increase for the six-month period is primarily attributed to the effect of eight businesses acquired, offset by the disposition of four businesses, during 2003 and four businesses acquired for the period ended June 30, 2004. These increases are due to the following:

•	disposal and transfer expenses of $5.6 million;

•	labor costs of $2.3 million;

•	subcontract national accounts expense of $1.9 million;

•	fuel costs of $0.4 million

•	landfill maintenance and related expenses of $0.7 million;

•	property and casualty insurance of $1.2 million;

•	maintenance labor costs of $0.8 million; and

•	equipment rental expense of $0.2 million.

The increase of total cost of operations as a percentage of revenue increased to 67.6% from 64.4% and increased to 66.9% from 64.4% for the three- and six-month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. Cost increases as a percentage of revenue for the three-month period were due to higher disposal fees of approximately 1.6%, increased subcontract national accounts expense of approximately 1.8%, increased landfill and related costs of approximately 0.4%, and increased property and casualty insurance premiums of 0.1%, offset by decreased personnel costs of approximately 0.4% and maintenance and repairs of approximately 0.3%. Cost increases as a percentage of revenue for the six-month period ended June 30, 2004 were primarily due to increased disposal fees of approximately 1.6%, increased subcontract national accounts expense of approximately 1.2%, third party transfer costs of approximately 0.2%, offset by decreased labor and benefits of approximately 0.3%, decreased property and casualty insurance of 0.1% and decreased fuel costs of 0.1%..

SELLING GENERAL AND ADMINISTRATIVE (“SG&A”). SG&A increased $0.3 million, or 2.8%, and $0.6 million, or 3.3%, respectively, for the three-and six-month periods ended June 30, 2004, compared with the same periods in 2003. The increase for the three-month period ended June 30, 2004 was primarily attributable to increased bad debt expense of approximately $0.2 million and increased labor expenses of approximately $0.1 million, compared to the same period in 2003. The increase for the six-month period ended June 30, 2004 was primarily attributable to increased labor expenses of approximately $0.6 million, compared to the same period in 2003.

SG&A as a percentage of revenues decreased from 13.7% to 12.4% and from 14.0% to 13.0%, respectively, for the three-and six- month periods ended June 30, 2004 and 2003. The decrease for the three- and six-month periods ended June 30, 2004 was primarily due to decreased labor costs and bad debt expense and the overall impact of higher revenues compared to the same periods in 2003. The reorganization and consolidation of our operating divisions has allowed us to leverage our SG&A costs this year.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $0.1 million, or 0.8%, and $0.2 million, or 1.5%, for the three- and six-month periods ended June 30, 2004, respectively, compared to the same periods in 2003. Depreciation and amortization, as a percentage of revenues, decreased to 10.3% from 11.7% and 10.4% from 11.9% for the three- and six-month periods ended June 30, 2004 and 2003, respectively. The primary component of these decreases was the result of expired book depreciation on long haul transfer tractors and trailers.

INTEREST EXPENSE. Interest expense increased $0.1 million, or 4.5%, and $0.1 million, or 2.9%, respectively, for the three- and six-month periods ended June 30, 2004, compared to the same periods in 2003 due to higher debt levels of approximately $5.7 million during the six-month period ended June 30, 2004 compared to the same period in 2003, offset by lower borrowing rates and a lower mix of higher cost fixed-rate term debt.

INCOME TAX EXPENSE. Income tax expense increased $0.2 million, or 11.1%, and $0.6 million, or 19.9%, for the three - and six-month periods ended June 30, 2004, respectively, compared to the same periods in 2003 due to an increase in income before taxes. Our effective income tax rate was approximately 36.5% for both of the three- and six-month periods ended June 30, 2004, compared to 36.8% and 36.5%, respectively, for the same periods in 2003.

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

NET INCOME. Net income increased $0.3 million, or 12.5%, and $2.0, or 53.2%, for the three- and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. The increase was primarily related to increases in revenue and a decrease in the charge for the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at June 30, 2004 was negative $8.2 million compared to negative working capital of $0.3 million at December 31, 2003. The primary contributor to the negative working capital was the $4.0 million increase in current closure/post-closure liability in the six-month period ended June 30, 2004. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facilities and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2004. Prior to 2000, we had fully drawn upon our three $25.0 million term facilities with Prudential Insurance Company of America (“Prudential”). In 2000, we began principal repayments on the first $25.0 million term facility. The Prudential facilities require us to maintain financial covenants, such as minimum net worth, net income, and limit our capital expenditures and indebtedness. We were in compliance with these financial covenants as of December 31, 2003 and June 30, 2004. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.53%, 7.21% and 7.09%, respectively, and the facilities mature as follows: $7.1 million in April 2006, $14.3 million in June 2008 and $17.9 million in February 2009.

On August 27, 2003, we amended and extended our revolving credit agreement (“Revolver”) with a syndicate of lending institutions for which Fleet National Bank acts as agent. This new credit facility provides up to $175.0 million through February 2007. Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the Revolver. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Revolver. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The Revolver bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate ( LIBOR) plus, in each case, a percentage rate that fluctuates, based on our leverage ratio, from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for LIBOR rate borrowings. The Revolver requires us to maintain financial covenants and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. We were in compliance with these financial covenants as of December 31, 2003 and June 30, 2004. As of June 30, 2004, an aggregate of approximately $76.0 million was outstanding under the Revolver, with an average interest rate on outstanding borrowings of approximately 3.3%.

On September 10, 2003, we entered into a $9.5 million income tax exempt variable rate demand bond with Sampson County, North Carolina for the funding of expansion at our landfill in that county. This issue was in addition to our existing $30.9 million Sampson facility. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. as a participating lender under our Fleet syndication. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 3.2% at June 30, 2004.

As of June 30, 2004, we had the following contractual obligations and commercial commitments (in thousands):

	PAYMENTS DUE BY PERIOD
Contractual Obligations (3)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1)	$155,663	$10,733	$97,431	$7,143	$40,356
Expected landfill liabilities (2)	87,551	4,818	586	77	82,070
Disposal agreements	1,856	1,226	630	—	—
Capital expenditures	5,770	5,770	—	—	—
Operating leases	7,580	1,997	3,263	1,809	511
Capital leases	45	45	—	—	—

Total contractual cash Obligations	$258,465	$24,589	$101,910	$9,029	$122,937

(1)	Includes amounts outstanding as of June 30, 2004 of $76.0 million under our Revolver, $39.3 million under the Prudential term facilities, and $40.4 million under the Sampson bond facilities. Our Revolver allows us to borrow up to $175 million provided we are in compliance with the facility’s loan covenants. Availability under the Revolver was approximately $45.5 million at June 30, 2004.
(2)	Landfill liabilities are based on current costs and include capping, closure, post-closure and environmental remediation costs. These costs represent the total expected landfill liabilities we will incur over the life of our landfills. We recognize these liabilities as airspace as they are consumed in each landfill.
(3)	As disclosed in note 6 of our financial statements, we have entered into various interest rate swaps in which we are obligated to fixed interest rate payments for a portion of our debt through 2007. Additionally, in 2003 we entered into two commodity swap contracts to hedge our recycling revenue received for old corrugated cardboard. The commodity swap contracts have a term of five years.

The Company uses financial surety bonds for a variety of corporate guarantees. The two largest uses of financial surety bonds are for municipal contract performance guarantees and landfill closure and post-closure financial assurance required under certain environmental regulations. Environmental regulations require demonstrated financial assurance to meet closure and post-closure requirements for landfills. In addition to surety bonds, these requirements may also be met through alternative financial assurance instruments, including insurance and letters of credit.

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Standby letters of credit	$11,642	$11,642	$—	$—	$—
Financial surety bonds	26,657	26,340	317	—	—

Total Commercial Commitments	$38,299	$37,982	$317	$—	$—

Net cash provided by operating activities increased $2.6 million to $23.0 million for the six-month period ended June 30, 2004, compared to net cash provided by operating activities of $20.4 million for the six-month period ended June 30, 2003. The increase primarily consisted of increased net income of $2.0 million, changes in assets and liabilities of $2.4 million, offset by decreased non-cash adjustments, primarily due to the cumulative effect of a change in accounting principle of $1 million.

Net cash used in investing activities decreased $8.2 million to $10.8 million for the six-month period ended June 30, 2004, compared to $19.1 million for the same period in 2003. The decrease in cash used was primarily related to decreased acquisitions of related businesses of $4.2 million and decreased capital expenditures of $4.0 million.

We currently expect capital expenditures for 2004 to be approximately $25.0 million, compared to $29.6 million in 2003. In 2004, we expect to use approximately $8.5 million for vehicle and equipment additions and replacements, approximately $4.5 million for landfill site and cell development, approximately $9.0 million for support equipment and approximately $3.0 million for facilities, additions and improvements. We expect to fund our planned 2004 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal businesses, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

For the six-month period ended June 30, 2004, net cash used in financing activities increased $10.8 million to $13.8 million from $3.0 million for the same period in 2003. This increase was primarily due to repayments of long-term debt (including capital leases) of $9.8 million, net of additional borrowings and dividends paid of $1.1 million.

At June 30, 2004, we had approximately $155.7 million of total borrowings outstanding (including capital lease obligations) and approximately $38.3 million in letters of credit including performance and surety bonds. At June 30, 2004, the ratio of our total debt (including capital lease obligations) to total capitalization was 58.0%, compared to 61.2% at December 31, 2003.

Accounts receivable decreased approximately $1.3 million to $29.9 million at June 30, 2004 from $31.2 million at December 31, 2003 due primarily to cash collected from acquisition-related receivables.

The current portion of closure/post-closure liabilities increased approximately $4.0 million to $4.8 million for the period ended June 30, 2004 from $0.8 million at December 31, 2003. This increase was due primarily to capping activities at our Sampson County, North Carolina landfill which are scheduled to begin in January 2005. This increase was the primary offset with the decrease of $3.9 million in long-term closure/post-closure liabilities. The scheduled capping activities at the Sampson County landfill could possibly be deferred if we are successful in obtaining approval for utilization of additional airspace in our existing cells in this landfill. If approval is received, this capping obligation might be reclassified as long-term.

Accrued expenses and other liabilities increased approximately $1.6 million to $6.6 million at June 30, 2004 from $4.9 million at December 31, 2003 due primarily to increased accrued property and casualty insurance of $0.5 million, increased accrued employee bonuses and personnel leave of $0.5 million, increased accrued property taxes of $0.3 million and increased miscellaneous accrued expenses of approximately $0.3 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We entered into an interest rate swap with Fleet effective January 1, 2002 to modify the interest characteristics of our outstanding long-term debt and have designated the qualifying instrument as a cash flow hedge. Under the agreement, the interest rate swap hedges a notional debt value of $50.0 million with a fixed interest rate of 4.2%. This agreement expires in November 2004.

On March 16, 2004, we entered into additional interest rate swaps with Wachovia Bank and Fleet to hedge notional debt values of $30.0 million and $10.0 million, respectively. These swaps are effective for the period of November 2004 through February 2007 with fixed rates of 2.7%.

Our results of operations are impacted by fluctuations in commodity pricing. To reduce our risk to market fluctuations, we entered into two commodity swap contracts with Waste Management Trading, LLC effective January 1, 2003 and June 1, 2003, respectively, to hedge our recycling revenue received for old corrugated cardboard (“OCC”), the resale pricing of which has been volatile in 2003 and 2004, and have designated the qualifying instruments as cash flow hedges. The contracts each hedge 18,000 tons of OCC at $70 a ton for a term of five years. The notional amounts hedged under these agreements represent approximately 25% of our current OCC volume.

We believe our quantitative and qualitative disclosures regarding market risk have not changed materially from those disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective to provide the reasonable assurance discussed above.

(b)	Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 25, 2004. The following is a description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)	The stockholders elected the following persons as directors of the Company: Lonnie C. Poole, Jr.; Jim W. Perry; Glenn E. Futrell; Paul F. Hardiman; James R. Talton; Jr.; and James A. Walker. The votes for and the votes withheld for each nominee were as follows:

Nominee	Votes For	Votes Withheld
Lonnie C. Poole, Jr.	10,509,475	908,831
Jim W. Perry	10,456,998	961,308
Glenn E. Futrell	11,146,467	271,839
Paul F. Hardiman	11,147,467	270,839
James R. Talton, Jr.	11,147,467	270,839
James A. Walker	11,147,467	270,839

(b)	The stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004, with 11,254,472 shares voting for, 156,710 shares voting against and 7,124 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See exhibit index.

(b)	Reports on 8-K

We filed a Form 8-K with the United States Securities and Exchange Commission on April 29, 2004 to announce our operating and financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2004		Waste Industries USA, Inc.
(Registrant)

	By:	/s/ Jim W. Perry
Jim W. Perry
President and Chief Executive Officer

Dated: August 16, 2004		Waste Industries USA, Inc.
(Registrant)

	By:	/s/ D. Stephen Grissom
D. Stephen Grissom
Chief Financial Officer

WASTE INDUSTRIES USA, INC.

EXHIBIT INDEX

Second Quarter 2004

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