Form 10-Q
period 2004-09-30
WASTE INDUSTRIES USA INC
filed 2004-11-15
CIK 1125845

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	13,510,838 shares
(Class)	(Outstanding at November 12, 2004)

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	September 30, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,127	$3,832
Accounts receivable - trade, less allowance for uncollectible accounts (2003 - $2,608; 2004 - $2,684)	31,235	34,564
Accounts receivable - other	1,182	618
Inventories	1,427	1,686
Prepaid insurance	602	531
Prepaid expenses and other current assets	1,836	2,399
Deferred income taxes	1,350	955

Total current assets	41,759	44,585

Property and equipment, net (Note 9)	191,308	189,141
Intangible assets, net (Note 2)	90,122	89,651
Restricted cash - bonds	822	593
Deferred financing costs	2,834	2,315
Derivative assets (Note 6)	—	360
Other noncurrent assets	3,683	5,022

Total assets	$330,528	$331,667

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	September 30, 2004
		(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,723	$10,733
Current maturities of capital lease obligations	160	—
Accounts payable - trade	13,299	11,629
Acquisition related obligations	1,949	216
Accrued interest payable	1,408	1,421
Accrued wages and benefits payable	4,294	3,749
Income taxes payable	841	2,149
Accrued expenses and other liabilities	4,941	6,745
Closure/post-closure liabilities	816	3,177
Derivative liabilities (Note 6)	1,212	133
Deferred revenue	2,421	5,739

Total current liabilities	42,064	45,691

Long-term debt, net of current maturities (Note 4)	157,657	148,930
Noncurrent deferred income taxes	18,240	18,374
Closure/post-closure liabilities (Note 9)	5,348	2,198
Derivative liabilities (Note 6)	260	254
Commitments and contingencies (Note 7)	—	—

Shareholders’ equity: (Note 5)
Common stock, no par value, shares authorized - 80,000,000 shares issued and outstanding: December 31, 2003 - 13,492,402; September 30, 2004 - 13,510,838	39,139	39,271
Paid-in capital	7,342	7,392
Retained earnings	61,369	69,576
Accumulated other comprehensive loss (Note 6)	(891)	(19)

Total shareholders’ equity	106,959	116,220

Total liabilities and shareholders’ equity	$330,528	$331,667

See Notes to Unaudited Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues:
Service	$70,574	$74,975	$198,559	$218,205
Equipment sales	227	246	960	646

Total revenues	70,801	75,221	199,519	218,851

Operating costs and expenses:
Operations	46,650	51,358	129,071	147,078
Equipment sales	109	138	574	377
Selling, general and administrative	9,476	9,174	27,544	27,841
Depreciation and amortization	7,891	7,047	23,099	22,030
Loss (gain) on sale of property and equipment	145	(122)	321	(372)
(Gain) loss on sale of collection and hauling operations	(620)	59	(620)	59
Impairment of fixed assets	23	1	23	189

Total operating costs and expenses	63,674	67,655	180,012	197,202

Operating income	7,127	7,566	19,507	21,649

Interest expense	2,361	2,367	7,168	7,313
Interest income	(54)	(32)	(175)	(82)
Other income	(21)	(95)	(57)	(176)

Total other expense, net	2,286	2,240	6,936	7,055

Income before income taxes and cumulative effect of a change in accounting principle	4,841	5,326	12,571	14,594
Income tax expense	1,767	1,924	4,589	5,307

Income before cumulative effect of a change in accounting principle	3,074	3,402	7,982	9,287
Cumulative effect of a change in accounting principle, net of income tax benefit of $614	—	—	(1,067)	—

Net income	$3,074	$3,402	$6,915	$9,287

See Notes to Unaudited Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.23	$0.25	$0.59	$0.69
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(0.08)	—

Net income	$0.23	$0.25	$0.51	$0.69

Diluted:
Before cumulative effect of a change in accounting principle	$0.23	$0.25	$0.59	$0.68
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(0.08)	—

Net income	$0.23	$0.25	$0.51	$0.68

Common stock dividends declared and paid per share of common stock	$—	$—	$—	$0.08

Weighted-average number of common shares outstanding
Basic	13,442	13,509	13,429	13,502
Diluted	13,540	13,678	13,485	13,673

See Notes to Unaudited Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Operating Activities:
Net income	$6,915	$9,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,099	22,030
Impairment of property and equipment	23	189
Loss (gain) on sale of property and equipment	321	(372)
Cumulative effect of a change in accounting principle, net of income tax benefit	1,067	—
(Gain) loss on sale of collection and hauling operations	(620)	59
Stock compensation expense	18	21
Provision for deferred income taxes	(864)	—
Changes in operating assets and liabilities, net of effects from acquisition of related businesses	(1,913)	(1,037)

Net cash provided by operating activities	28,046	30,177

Investing Activities:
Acquisition of related businesses, net of cash acquired	(38,410)	(888)
Liabilities incurred (paid) in connection with acquisitions	1,784	(843)
Proceeds from sale of property and equipment	2,088	1,550
Purchases of property and equipment	(23,156)	(20,440)
Proceeds from sale of collection and hauling operations	15,693	—

Net cash used in investing activities	(42,001)	(20,621)

Financing Activities:
Proceeds from issuance of long-term debt	34,750	15,000
Principal payments of long-term debt	(22,005)	(23,718)
Principal payments of capital lease obligations	(349)	(160)
Payment of financing costs	—	(3)
Payment of dividends	—	(1,080)
Net proceeds from exercise of stock options	34	110

Net cash provided by (used in) financing activities	12,430	(9,851)

Decrease in cash and cash equivalents	(1,525)	(295)
Cash and cash equivalents, beginning of period	1,734	4,127

Cash and cash equivalents, end of period	$209	$3,832

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,021	$6,761

Cash paid for income taxes	$962	$3,984

Non cash assets held in escrow by Sampson County, North Carolina	$3,425	$—

See Notes to Unaudited Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND RECENT DEVELOPMENTS

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The unaudited consolidated financial statements reflect normal adjustments that are necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods.

The unaudited consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

During the nine-month period ended September 30, 2004, the Company made the following acquisitions:

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

On March 31, 2004, the Company acquired M&M Sanitation for approximately $309,000 in cash. This acquisition of residential services is a tuck-in to the Company’s existing operations in the Easley, South Carolina market.

On April 1, 2004, the Company acquired County Garbage, Inc. for approximately $363,000 in cash. This tuck-in to existing operations in Graham, North Carolina expands its current services to include the residential market segment at this location.

These acquisitions were funded primarily with cash from operations.

As of September 30, 2004, the recorded purchase price allocation for these acquisitions was as follows (in thousands):

Tangible Assets (Liabilities) Acquired at Fair Value:
Accounts receivable	$29
Property and equipment	136
Liabilities assumed	(90)

Total net tangible assets acquired	75
Intangible Assets Acquired at Fair Value:
Customer lists	218
Contracts	2
Goodwill	593

Total net assets acquired at fair value	$888

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. These purchase price allocations are preliminary estimates, based on available information and certain assumptions that management believes are reasonable. Accordingly, these purchase price allocations are subject to finalization.

The following unaudited pro forma results of operations for the nine-month periods ended September 30, 2003 and 2004 assume that the acquisitions described above occurred as of January 1 (in thousands):

	2003	2004
Total revenues	$200,242	$218,989
Operating income	19,752	21,697
Net income before cumulative effect of a change in accounting principle	8,105	9,310
Cumulative effect of a change in accounting principle	(1,067)	—

Net income	$7,038	$9,310

Earnings per common share:
Basic:
Before cumulative effect of a change in accounting principle	$0.60	$0.69
Cumulative effect of a change in accounting principle	(0.08)	—

Net income	$0.52	$0.69

Diluted:
Before cumulative effect of a change in accounting principle	$0.60	$0.68
Cumulative effect of a change in accounting principle	(0.08)	—

Net income	$0.52	$0.68

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, which was subsequently amended in December 2003 by FIN 46R. FIN 46 as amended by FIN 46R, requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 as amended by FIN 46R, applies to variable interest entities created after January 31, 2003 and to existing variable interest entities beginning after June 15, 2003. The Company fully adopted FIN 46 as amended by FIN 46R, on March 31, 2004 and this adoption did not have a material impact on the Company’s financial statements.

Segment Information

The Company has historically disclosed that it operates in four segments. However, the segments were aggregated and no separate financial information was disclosed. The Chief Operating Decision Maker has indicated that he does not analyze operations and base management decisions on a segmented operations basis. Therefore the Company has determined that it operates one segment representing the collection, transfer, recycling and disposal of non-hazardous solid waste in the Southeastern United States. Percentages of our total service revenue attributable to services provided are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Collection:
Residential	21%	22%	22%	21%
Commercial	27%	26%	27%	27%
Industrial	31%	31%	30%	31%
Disposal and transfer	16%	16%	15%	16%
Recycling	2%	2%	2%	2%
Other	3%	3%	4%	3%

Total service revenues	100%	100%	100%	100%

Stock Based Compensation

The Company measures compensation costs related to employee incentive stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument.

Had compensation expense for all stock options been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, rather than Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, the Company’s net income and net income per share for the three- and nine-month periods ended September 30, 2003 and 2004 would have been recorded at the pro forma amounts indicated below (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income:
As reported	$3,074	$3,402	$6,915	$9,287
Deduct - total stock based compensation determined under fair value based method for all awards, net of income tax	(120)	(107)	(360)	(340)

Pro forma	$2,954	$3,295	$6,555	$8,947

Earnings per share:
Basic:
As reported	$0.23	$0.25	$0.51	$0.69
Pro forma	$0.22	$0.24	$0.49	$0.66

Diluted:
As reported	$0.23	$0.25	$0.51	$0.68
Pro forma	$0.22	$0.24	$0.49	$0.65

2. INTANGIBLE ASSETS

Intangible assets primarily consist of goodwill, customer lists and noncompete agreements acquired in business combinations. Intangible assets are net of accumulated amortization. The following table reflects the activity related to goodwill for the nine-month periods ended September 30, 2004 and 2003 (in thousands):

Beginning balance - January 1, 2004	$85,957
Acquisitions	593
Post-closure purchase accounting adjustments	(710)

Ending balance - September 30, 2004	$85,840

Beginning balance - January 1, 2003	$66,985
Acquisitions	27,540
Dispositions	(7,349)
Post-closure purchase accounting adjustments	(1,028)

Ending balance - September 30, 2003	$86,148

The Company performs an annual assessment of goodwill impairment. At least quarterly, the Company analyzes whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustments after adoption, if any, will be recognized as operating expenses. The Company adopted July 31 as its annual assessment date. The Company completed its annual impairment test as of July 31, 2004 and determined that there was no goodwill impairment. Historically, the Company has not experienced impairments of goodwill.

Other intangible assets consisted of the following at September 30, 2004 and 2003 (in thousands):

	September 30, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$4,836	$1,060	$3,776
Noncompetes	1,166	1,131	35

	$6,002	$2,191	$3,811

	September 30, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$4,618	$323	$4,295
Noncompetes	1,164	1,098	66

	$5,782	$1,421	$4,361

Amortization expense for customer lists and noncompete agreements for the three- and nine-month periods ended September 30, 2004 and 2003 was $194,000 and $215,000, and $576,000 and $538,000, respectively. The weighted average amortization period for customer lists and noncompete agreements is 5 years. Estimated future amortization expense associated with customer lists and noncompete agreements at September 30, 2004 was as follows (in thousands):

Year	Amortization Expense
Remainder 2004	$193
2005	766
2006	765
2007	723
2008	442
2009	360
Thereafter	562

Total	$3,811

3. EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method.

Earnings per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Income before cumulative effect of a change in accounting principle	$3,074	$3,402	$7,982	$9,287
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(1,067)	—

Net income	$3,074	$3,402	$6,915	$9,287

Denominator used for basic earnings per share - Weighted average number of shares outstanding	13,442	13,509	13,429	13,502

Denominator used for diluted earnings per share:
Denominator used for basic earnings per share	13,442	13,509	13,429	13,502
Dilutive impact of stock options outstanding	98	169	56	171

Weighted average number of shares outstanding	13,540	13,678	13,485	13,673

Earnings per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.23	$0.25	$0.59	$0.69
Cumulative effect of a change in accounting principle	—	—	(0.08)	—

Net income	$0.23	$0.25	$0.51	$0.69

Diluted:
Before cumulative effect of a change in accounting principle	$0.23	$0.25	$0.59	$0.68
Cumulative effect of a change in accounting principle	—	—	(0.08)	—

Net income	$0.23	$0.25	$0.51	$0.68

Antidilutive options to purchase common stock not included in earnings per share calculation	189	111	377	111

The antidilutive options were excluded from the earnings per share calculation as the exercise price of the options exceeded the fair value of the common stock during the above periods.

4. LONG TERM DEBT

The Company and all of its subsidiaries are co-borrowers on a revolving credit agreement (“Revolver”) with a syndicate of lending institutions for which Fleet National Bank, N.A. (“Fleet”) acts as agent. On August 27, 2003, the Company amended and extended this credit facility which provides up to $175 million through February 2007. Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the Revolver. Pursuant to an intercreditor agreement with Fleet, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the Revolver. The Revolver bears interest at a rate per annum equal to, at the Company’s option, either a Fleet base rate or at the Eurodollar rate (LIBOR) plus, in each case, a percentage rate that fluctuates, based on the Company’s leverage ratio, from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for LIBOR rate borrowings. The Revolver requires the Company to maintain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. The Company was in compliance with these financial covenants as of September 30, 2004. As of September 30, 2004, $80.0 million was outstanding under the Revolver, and the average interest rate on outstanding borrowings was approximately 3.8%.

The Prudential term facility consists of three term loans of $25 million each. Prior to 2000, the Company had fully drawn three of the Prudential $25 million term facilities. Principal repayments are due annually on each of the $25 million term facilities. The Prudential term facilities require the Company to maintain financial ratios, such as debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth and net income. The Company was in compliance with these financial covenants as of September 30, 2004. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Prudential term facilities. As of September 30, 2004, $39.3 million was outstanding under the three term facilities. Interest on the three Prudential term facilities is paid quarterly, based on fixed rates of 7.53%, 7.21% and 7.09%, respectively.

Scheduled amortization of the Prudential term facilities is as follows (in millions):

Payments Due By Period

Term Facility	Total	2005	2006	2007	2008	2009
#1	$7.1	$3.5	$3.6	$—	$—	$—
#2	14.3	3.6	3.6	3.6	3.5	—
#3	17.9	3.6	3.6	3.6	3.6	3.5

Payment Obligations	$39.3	$10.7	$10.8	$7.2	$7.1	$3.5

The Company entered into a $9.5 million income tax exempt variable rate demand bond with Sampson County, North Carolina (“Sampson Facility”) on September 10, 2003 for the funding of expansion of the Company’s landfill in that county. This issue was in addition to the Company’s existing $30.9 million Sampson facility. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. (“Wachovia”) as a participating lender under the Revolver. The average interest rates on outstanding borrowings under the Sampson facilities were approximately 3.5% at September 30, 2004.

5. SHAREHOLDERS’ EQUITY

The Company issued 2,370 and 1,892 shares of common stock with a fair value of approximately $17,500 and $21,000 for the nine-month periods ended September 30, 2003 and 2004, respectively, which were recorded as directors’ fees.

During the nine-month periods ended September 30, 2003 and 2004, stock options totaling 5,409 and 16,545 were exercised with net proceeds of approximately $34,000 and $110,000, respectively. Additionally for the nine-month period ended September 30, 2003, the Company issued 100,000 shares of common stock in connection with the settlement of the obligations related to a prior year acquisition.

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

Interest Rate Swaps

The Company entered into an interest rate swap with Fleet effective January 1, 2002 to modify the interest characteristics of its outstanding long-term debt and has designated the qualifying instrument as a cash flow hedge. Under the agreement, the interest rate swap hedges a notional debt value of $50.0 million and converts the stated three-month LIBOR interest rate to a fixed interest rate of 4.2%. This agreement expires in November 2004.

On March 16, 2004, the Company entered into additional interest rate swaps with Wachovia and Fleet for notional debt values of $30.0 million and $10.0 million, respectively, and these swap agreements have been designated as cash flow hedges. These swaps are effective for the period of November 2004 through February 2007 and convert the stated three-month LIBOR rates associated with the Company’s Revolver to a fixed rate of 2.7%.

The Company measures effectiveness of the interest rate swaps by its ability to offset cash flows associated with changes in the variable LIBOR rate borrowings associated with the Company’s Revolver using the hypothetical derivative method. To the extent the interest rate swaps are considered to be effective, changes in fair value are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive (loss) gain. To the extent the instruments are considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. The interest rate swaps were fully effective during the three- and nine-month periods ended September 30, 2003 and 2004.

The fair value of the Company’s interest rate swaps are obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreements, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar term and maturity. The fair value of the interest rate swap agreements transacted on March 16, 2004 was an asset of approximately $360,000 at September 30, 2004. The fair value of the interest rate swap agreement transacted on January 1, 2002 was a liability of approximately $1.2 million and $133,000 at December 31, 2003 and September 30, 2004, respectively.

Commodity Swaps

The Company entered into two commodity swap contracts with Waste Management Trading, LLC, an unrelated third party, effective January 1, 2003 and June 1, 2003, respectively, to hedge its recycling revenue received for old corrugated cardboard (“OCC”), the resale pricing of which has been volatile in 2003 and 2004, and has designated the qualifying instruments as cash flow hedges. The contracts each hedge 18,000 tons of OCC at $70 a ton for a term of five years. The notional amounts hedged under these agreements represent approximately 25% of the Company’s current OCC volume.

The Company measures effectiveness of the commodity swaps by its ability to offset cash flows associated with changes in the rates received for its monthly OCC volumes. To the extent the commodity swaps are considered to be effective, changes in fair value of the obligation are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive (loss) gain. To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as an adjustment of recycled commodity revenue. The commodity swaps were fully effective for the three- and nine-month periods ended September 30, 2004 and 2003.

The fair value of the Company’s commodity swap contracts was obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate the commodity swap contracts taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity swap agreements was a noncurrent liability of approximately $260,000 and $254,000 at December 31, 2003 and September 30, 2004, respectively.

The components of comprehensive income (loss) gain, net of related income taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income	$3,074	$3,402	$6,915	$9,287
Other comprehensive income
Unrealized gains (losses) on cash flow hedges, net of deferred income taxes of $25 and ($36) and $110 and $502 for the three - and nine-months ended September 30, 2003 and 2004, respectively	44	(63)	191	872

Comprehensive income	$3,118	$3,339	$7,106	$10,159

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Change in unrealized gains on cash flow hedges	$274	$210	$787	$1,683
Less: reclassification adjustment for net charges included in net income	(230)	(272)	(597)	(810)

Net change in unrealized gains on qualifying cash flow hedges	$2,047	$1,942	$2,193	$2,877

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

8. RELATED PARTY TRANSACTIONS

In 1998, the Company was offered the opportunity to purchase two tracts of land that had potential as a regional solid waste disposal facility. The Company had been looking for a landfill site and this land was one of several sites the Company was considering. The owners of the land were unwilling to extend a purchase option for a period long enough to enable the Company to determine the feasibility of the site as a regional solid waste disposal facility and to obtain the necessary franchise from the county in which the landfill would be located and permits from the state in which the landfill would be located. The Company’s general practice is not to acquire property for which it does not have a plan for development in the short-term and for which it has not obtained, to the extent practicable, a site suitability determination and the necessary franchise and permits. Rather than forego this potential opportunity, management determined that it was in the Company’s best interest for an unrelated third party to purchase and hold the land until such time as the Company was able to develop a plan and obtain a site suitability determination and a franchise for the landfill. After management was unable to identify a third party willing to undertake this endeavor in the very little time available, a limited liability company (“LLC”) owned by a trust controlled by Lonnie C. Poole, III, the Company’s Vice President, and Scott J. Poole, sons of Lonnie C. Poole, Jr., the Company’s Chairman of the Board of Directors, purchased the land in December 1998. As is customary for the Company when evaluating disposal sites, the Company has incurred normal engineering, legal, marketing, consulting and other due diligence expenses to determine site feasibility, but the Company has no obligation to purchase the site. The costs of acquiring and carrying the site were borne entirely by the LLC. If, after completion and analysis of the site suitability determination, the Company determines the landfill is feasible and is able to obtain a franchise for the facility and reasonably believes that the necessary permits could be obtained, the Company will have the option to purchase the site from the LLC upon negotiated terms, which would be reviewed and approved by a majority of the Company’s disinterested directors and, if deemed necessary, by a majority of disinterested shareholders voting on the transaction, as a condition to any purchase.

In 1998, the Company purchased TransWaste Services, Inc. from Thomas C. Cannon, a former director of the Company. Mr. Cannon remained President of TransWaste, one of the Company’s wholly-owned subsidiaries, until his resignation effective October 1, 2002. Mr. Cannon was elected to the Company’s Board of Directors (“Board”) in 2000 and served on the Board through May 24, 2004. At the time of the Company’s acquisition of TransWaste from Mr. Cannon, he owned, and still owns, a 50% interest in a company that is developing a construction and demolition solid waste (“C&D”) landfill. Simultaneously with the Company’s purchase of TransWaste, and in order for management to position the Company to realize the potential benefit of that future landfill, TransWaste entered into an agreement with the company that is 50% owned by Mr. Cannon whereby, upon the satisfaction of certain requirements, that company has the option to sell the landfill to TransWaste for $8,000,000 or to accept C&D waste from TransWaste or any affiliate at a per ton rate that is favorable to TransWaste for ten years or until there is no longer any capacity at the proposed landfill. None of these requirements have been satisfied, so TransWaste has neither acquired, nor is it disposing of waste at, the proposed landfill. On August 20, 2004, the Company filed a complaint for declaratory relief asking the court to determine that the agreement between the two companies is unenforceable for, among other reasons, failure to satisfy such requirements within a reasonable amount of time.

Lonnie C. Poole, III is a member of a limited liability company that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space. The lease was entered into in June 1999 with a term of 10 years. Rental expense related to this lease was approximately $394,000 and $379,000 for the nine-month periods ended 2003 and 2004, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Company’s Board of Directors has adopted a policy that requires the approval by a majority of the Company’s directors for acquisitions of $5 million or greater or that involve the issuance of the Company’s stock. Pursuant to Nasdaq rules and the Company’s Code of Business Conduct, the approval by a majority of the disinterested directors is required for related party transactions greater than $60,000.

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

The Company records the estimated fair value of final capping, closure and post-closure obligations for its landfills based on the landfills’ capacity that has been consumed through the current period. This liability and corresponding asset is accrued on a per-ton basis. The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill. Additionally, the estimated fair value of total final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Closure and post-closure accruals consider estimates for methane gas control, leachate management and ground-water monitoring and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to 30 to 40 years after final site closure. Daily maintenance activities, which include many of these costs, are incurred during the operating life of the landfill and are expensed as incurred. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill cap; fence and road maintenance; and third party inspection and reporting costs. For purchased disposal sites, the Company assesses and records present value-based final capping, closure and post-closure obligations at the time the Company assumes such responsibilities. Such liabilities are based on the estimated final capping, closure and post-closure costs and the percentage of airspace consumed related to such obligations as of the date the Company assumed the responsibility. Thereafter, the Company accounts for the landfill and related final capping, closure and post-closure obligations consistent with the Company’s policy described above.

Interest accretion on final capping, closure and post-closure obligations is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included as a component of operating costs in the consolidated statement of operations.

In the United States, the closure and post-closure obligations are established by the Environmental Protection Agency’s Subtitles C and D regulations, as implemented and applied on a state-by-state basis. The costs to comply with these obligations could increase in the future as a result of legislation or regulation.

Assets and liabilities associated with final capping, closure and post-closure costs consisted of the following at the dates presented (in thousands):

	December 31, 2003	September 30, 2004
Landfill assets	$95,870	$96,299
Accumulated landfill airspace amortization	(19,229)	(23,018)

Net landfill assets	$76,641	$73,281

	December 31, 2003	September 30, 2004
Final capping obligations	$5,715	$4,626
Closure/post-closure obligations	449	749

Total liabilities	$6,164	$5,375

Current portion	$816	$3,177
Long term	5,348	2,198

Total liabilities	$6,164	$5,375

The changes to landfill liabilities were as follows for the nine-month periods ended September 30, 2003 and 2004 presented (in thousands):

	Nine Months Ended September 30,
	2003	2004
Beginning balance	$4,022	$6,164
Cumulative effect of a change in accounting principle, net of income tax benefit	(112)
Obligations incurred	978	1,411
Obligations settled	(825)	(1,410)
Change in estimate	423	(1,316)
Interest accretion	485	526

Ending balance	$4,971	$5,375

Changes in estimate of the above landfill liabilities are due to several factors including, but not limited to, re-phasing of the capping events due to changes in the timing and volume of the waste stream, changes in the costs of the capping and closure/post closure events, and engineering revisions to the landfill sights

10. SUBSEQUENT EVENT

On October 4, 2004, the Company purchased two garbage hauling companies in South Carolina and approximately 1,000 acres of land in eastern North Carolina for the purpose of developing a regional sub-title D landfill. The aggregate purchase price for these transactions was approximately $10.5 million, which the Company paid in cash and through borrowings under the Company’s Revolver. Construction and operation of the landfill are subject to extensive review and permitting by the North Carolina Department of Environmental and Natural Resources, so there can be no assurance when or if the Company will be able to begin operating this landfill.

On October 28, 2004, the Board of Directors of the Company declared a semi annual cash dividend of $0.08 per share to shareholders of record on November 19, 2004. Payment of the cash dividend will be December 17, 2004. In the future, the Company intends to pay dividends provided it has sufficient cash available to effect the dividend without impairing the Company’s ability to pay its debts as they become due in the usual course of business. In addition, the Company intends to pay dividends based on the availability of sufficient cash without reducing total assets below the sum of its total liabilities plus any amount that would be needed if the Company were dissolved as of the payment date to satisfy all preferential rights upon distribution and to satisfy any preferential rights that are superior to those receiving the dividend. The Board of Directors will make any determination regarding the payment of dividends.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. Some matters discussed in this Management’s Discussion and Analysis are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated, including general economic conditions, our ability to manage growth, the availability and integration of acquisition targets, regulatory permitting processes, the development and operation of landfills, impairment of goodwill, competition, geographic concentration, weather conditions, government regulation and others set forth in our Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a regional, vertically-integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At September 30, 2004, we operated 36 collection operations, 29 transfer stations, approximately 90 county convenience drop-off centers, five recycling facilities and 11 landfills in the southeastern United States. We had revenues of $270.5 million and operating income of $24.7 million for the year ended December 31, 2003, and revenues of $218.9 million and operating income of $21.6 million for the nine-month period ended September 30, 2004.

Our presence in growth markets in the southeastern United States has supported our internal growth. In addition, from 1990 through September 30, 2004, we acquired 79 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern United States and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our route density should improve, which we expect will increase our collection efficiencies and profitability.

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

At September 30, 2004, we operated approximately 90 convenience collection sites under contract with 13 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At

September 30, 2004, we also operated five recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper and old corrugated cardboard. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by entering into hedging instruments. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At September 30, 2004, we owned, operated or transferred from 29 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At September 30, 2004, we operated 11 landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the containers and compactors that we resell.

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

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the future:

Allowance For Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Based on our collection history and the age of the receivable, we determine a percentage of the receivables that we deem to be collectable. The allowance is then calculated by applying the appropriate percentage to each of our receivables. The allowance for doubtful accounts was $2.6 and $2.7 million at December 31, 2003 and September 30, 2004, respectively. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

While the precise amounts of these future obligations cannot be determined, at December 31, 2003 and September 30, 2004, we estimate our total landfill closure and post-closure costs to be approximately $6.2 million and $5.4 million, respectively, for the airspace consumed to date. We provide accruals for these estimated costs as the remaining permitted airspace of landfills is consumed. Our estimate of these costs considers when the costs would actually be paid and factors in inflation and discount rates. Significant revisions in the estimated lives of our landfills or significant increases in our estimates of landfill closure and post-closure costs could have a material adverse impact on our financial condition and results of operations.

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

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual goodwill test and will recognize an impairment if the enterprise fair value is below its carrying amount. We estimate fair value based on net cash flows discounted using an estimated weighted-average cost of capital. In addition, consideration is also given to a market approach to evaluate the reasonableness of our discounted cash flows. The estimated fair value could change as there are future changes in our capital structure, cost of debt, interest rates, ability to perform at levels that were forecasted, actual capital expenditure levels, or our market capitalization. For example, a change in our weighted-average cost of capital assumptions could reduce the estimated fair value to below carrying value, which would trigger impairment. In addition, we test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal factors, liquidity or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a part of our business. Upon adoption of SFAS No. 142 at January 1, 2002, we had no impairment of goodwill. We adopted July 31 as our annual assessment date. Our most recent annual impairment test of goodwill recoverability was completed on July 31, 2004 and determined that there was no impairment of goodwill.

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

Three- and Nine-Month Periods Ended September 30, 2004 vs. Three- and Nine-Month Periods Ended September 30, 2003

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Total revenues	100.0%	100.0%	100.0%	100.0%
Service	99.7%	99.7%	99.5%	99.7%
Equipment	0.3%	0.3%	0.5%	0.3%

Total cost of operations	66.1%	68.4%	64.9%	67.4%
Selling, general and administrative	13.4%	12.2%	13.8%	12.7%
Depreciation and amortization	11.1%	9.4%	11.6%	10.1%
Loss (gain) on sale of property and equipment	0.2%	-0.2%	0.2%	-0.2%
(Gain) loss on sale of collection and hauling operations	-0.9%	0.1%	-0.3%	0.0%
Impairment of property and equipment	0.0%	0.0%	0.0%	0.1%

Operating income	10.1%	10.1%	9.8%	9.9%

Interest expense	3.4%	3.1%	3.6%	3.4%
Interest income	-0.1%	0.0%	-0.1%	0.0%
Other expense (income)	0.0%	-0.1%	0.0%	-0.1%

Income before income taxes and cumulative effect of a change in accounting principle	6.8%	7.1%	6.3%	6.6%
Income tax expense	2.5%	2.6%	2.3%	2.4%

Income before cumulative effect of a change in accounting principle	4.3%	4.5%	4.0%	4.2%
Cumulative effect of a change in accounting principle	0.0%	0.0%	-0.5%	0.0%

Net income	4.3%	4.5%	3.5%	4.2%

REVENUES. Total revenues increased approximately $4.4 million, or 6.2%, and $19.3 million, or 9.7%, for the three- and nine-month periods ended September 30, 2004, compared to the same periods in 2003. The increase for the three-month period ended September 30, 2004 was primarily attributable to increases in internal growth of approximately $2.3 million in collection revenue, approximately $0.3 million in disposal revenue and approximately $0.4 million in recycled commodities revenue for the three-month period ended September 30, 2004 compared to the same period in 2003. Revenue related to the effect of eight businesses acquired, offset by the disposition of four businesses, during the year ended December 31, 2003, and four businesses acquired during the first and second quarters of 2004 resulted in a net revenue increase of approximately $1.4 million for the three-month period ended September 30, 2004.

The increase for the nine-month period ended September 30, 2004 was primarily attributable to the effect of eight businesses acquired, offset by the disposition of four businesses, during the year ended December 31, 2003, and four businesses acquired during the period ended September 30, 2004, resulting in a net revenue increase of approximately $9.1 million. Revenues from internal growth increased approximately $7.4 million in collection revenue, approximately $2.3 million in disposal revenue, approximately $0.9 million in recycled commodities revenue and approximately $0.4 million in fuel/energy surcharges, offset by decreases in annexation fees of approximately $0.5 million and equipment sales of approximately $0.3 million.

Our service revenue growth of 6.2% for the three-month period ended September 30, 2004 was comprised of 1.9% of acquisition growth, 3.8% of internal growth and 0.5% of recycling commodities growth. Internal volume was up 3.6%, pricing increased 0.3% and fuel/energy related surcharges decreased 0.1% versus 2003.

Our service revenue growth of 9.9% for the nine-month period ended September 30, 2004 was comprised of 4.4% of acquisition growth, 5.1% of internal growth and 0.4% of recycling commodities growth. Pricing increased 0.8%, or $1.4 million, and fuel/energy related surcharges increased 0.2%, or $0.4 million, compared to 2003. Internal volume was up 4.2%, primarily from year-over-year growth of the residential, industrial and disposal product lines. We expect our growth to decrease in the latter part of 2004 as we reach the anniversary dates of various disposal contracts and certain national accounts business. Our growth derived from acquisitions is also expected to decrease as we reach the anniversary date of our August 2003 acquisition in the Tidewater, Virginia market, which was our most significant acquisition in 2003. Volume increases are primarily from the growth in the residential and event driven industrial product lines, as well as higher national accounts sub-contract business.

TOTAL COST OF OPERATIONS. Total cost of operations increased $4.7 million, or 10.1%, and $17.8 million, or 13.7%, respectively, for the three- and nine-month periods ended September 30, 2004, compared to the same periods in 2003. The increase for the three-month period was primarily attributed to the effect of eight businesses acquired, offset by the disposition of four businesses, during 2003 and four businesses acquired in the nine-month period ended September 30, 2004. These net increases represent:

•	disposal and transfer expenses of $2.0 million;

•	labor and benefit costs of $1.1 million;

•	fuel costs of $0.7 million;

•	property and casualty insurance costs of $0.5 million;

•	subcontract national accounts expense of $0.4 million; and

•	equipment rental expense $0.2 million.

These increases were offset by the following decrease:

•	landfill accretion costs of $0.2 million.

The increase for the nine-month period is primarily attributed to the effect of eight businesses acquired, offset by the disposition of four businesses, during 2003 and four businesses acquired in the nine-month period ended September 30, 2004. These net increases represent:

•	disposal and transfer expenses of $8.4 million;

•	labor and benefit costs of $3.6 million;

•	fuel costs of $1.0 million;

•	property and casualty insurance of $1.3 million;

•	subcontract national accounts expense of $2.5 million;

•	equipment rental expense of $0.5 million; and

•	maintenance labor costs of $0.5 million.

The increase of total cost of operations as a percentage of revenue increased to 68.4% from 66.1% and increased to 67.4% from 64.9% for the three- and nine-month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. Cost increases as a percentage of revenue for the three-month period were due to the following:

•	disposal and transfer expenses of 1.0%;

•	labor and benefit costs of 0.3%.

•	fuel costs of 0.7%;

•	subcontract national accounts expense of 0.5%; and

•	property and casualty insurance of 0.3%.

These increases were offset by the following decreases:

•	landfill accretion costs of 0.3%; and

•	maintenance labor costs of 0.2%.

The disposal costs were negatively impacted by unusually wet waste in most of our markets for the three-months ended September 30, 2004 due to unusually high hurricane activity and certain disposal rate increases not yet offset by price increases to customers. Fuel costs were extremely volatile and represent the highest rates paid for fuel this year.

Cost increases as a percentage of revenue for the nine-month period ended September 30, 2004 were primarily due to the following:

•	disposal and transfer expenses of 1.6%;

•	fuel costs of 0.1%;

•	subcontract national accounts expense of 1.1%;

•	property and casualty insurance of 0.1%; and

•	equipment rental expense of 0.2%.

These increases were offset by the following decreases:

•	labor and benefit costs of 0.4%; and

•	maintenance labor costs of 0.2%.

SELLING GENERAL AND ADMINISTRATIVE (“SG&A”). SG&A decreased $0.3 million, or 3.2%, and increased $0.3 million, or 1.1%, respectively, for the three- and nine-month periods ended September 30, 2004, compared with the same periods in 2003. The decrease for the three-month period ended September 30, 2004 was primarily attributable to decreased professional fees of approximately $0.3 million, compared to the same period in 2003. The increase for the nine-month period ended September 30, 2004 was primarily attributable to increased labor expenses of approximately $0.5 million and bad debt expense of approximately $0.3 million, offset by a decrease in casualty and workers compensation insurance of approximately $0.3 million and professional fees of approximately $0.2 million compared to the same period in 2003.

SG&A as a percentage of revenues decreased from 13.4% to 12.2% and from 13.8% to 12.7%, respectively, for the three-and nine-month periods ended September 30, 2004 and 2003. The decrease for the three- and nine-month periods ended September 30, 2004 was primarily due to decreased labor costs, professional fees, bad debt expense and the overall impact of higher revenues compared to the same periods in 2003. The reorganization and consolidation of our operating divisions has allowed us to leverage our SG&A costs this year.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $0.8 million, or 10.7%, and $1.1 million, or 4.6%, for the three- and nine-month periods ended September 30, 2004, respectively, compared to the same periods in 2003. Depreciation and amortization, as a percentage of revenues, decreased to 9.4% from 11.1% and to 10.1% from 11.6% for the three- and nine-month periods ended September 30, 2004 and 2003, respectively. Due to an adjustment that resulted in a reduction in cost for our Sampson county landfill capping event which was deemed at airspace capacity, landfill amortization expense was favorable $0.7 million for the three- and nine-month periods ended September 30, 2004, in accordance with SFAS No. 143. Additionally, for the nine-month period ended September 30, 2004, the decrease, to a lesser extent, was due to the result of expired book depreciation on long haul transfer tractors and trailers.

INTEREST EXPENSE. Interest expense remained stable at $2.4 million, and increased $0.1 million, or 2.0% for the three- and nine-month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The debt levels at September 30, 2003 were approximately $9.3 million higher than the current period ending September 30, 2004, however the interest expense was higher for the period ended September 30, 2004 due to the increased amount of letters of credit and a full three months of amortization of deferred financing costs for the Revolver facility which was amended and extended on August 27, 2003.

INCOME TAX EXPENSE. Income tax expense increased $0.2 million, or 8.9%, and $0.7 million, or 15.6%, for the three- and nine-month periods ended September 30, 2004, respectively, compared to the same periods in 2003 due to an increase in income before taxes.

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

NET INCOME. Net income increased $0.3 million, or 10.7%, and $2.4, or 34.3%, for the three- and nine-month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The increase was primarily related to increases in revenue and a decrease in the charge for the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at September 30, 2004 was negative $1.1 million compared to negative working capital of $0.3 million at December 31, 2003. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facilities and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2004. Prior to 2000, we had fully drawn upon our three $25.0 million term facilities with Prudential Insurance Company of America (“Prudential”). Principal repayments are due annually on each of the $25.0 million term facilities. The Prudential facilities require us to maintain financial covenants, such as minimum net worth, net income, and limit our capital expenditures and indebtedness. We were in compliance with these financial covenants as of December 31, 2003 and September 30, 2004. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.53%, 7.21% and 7.09%, respectively.

On August 27, 2003, we amended and extended our revolving credit agreement (“Revolver”) with a syndicate of lending institutions for which Fleet National Bank acts as agent. This new credit facility provides up to $175.0 million through February 2007. Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the Revolver. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Revolver. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The Revolver bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (LIBOR) plus, in each case, a percentage rate that fluctuates, based on our leverage ratio, from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for LIBOR rate borrowings. The Revolver requires us to maintain financial covenants and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. We were in compliance with these financial covenants as of December 31, 2003 and September 30, 2004. As of September 30, 2004, an aggregate of approximately $80.0 million was outstanding under the Revolver, with an average interest rate on outstanding borrowings of approximately 3.8%.

On September 10, 2003, we entered into a $9.5 million income tax exempt variable rate demand bond with Sampson County, North Carolina for the funding of expansion at our landfill in that county. This issue was in addition to our existing $30.9 million Sampson facility. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. as a participating lender under our Fleet syndication. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 3.5% at September 30, 2004.

As of September 30, 2004, we had the following contractual obligations and commercial commitments (in thousands):

	PAYMENTS DUE BY PERIOD
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1) (2)	$159,663	$10,733	$101,432	$7,143	$40,355
Expected landfill liabilities (3)	5,375	3,177	978	52	1,168
Disposal agreements	1,536	1,226	310	—	—
Capital expenditures	4,010	4,010	—	—	—
Operating leases	7,118	1,992	3,090	1,704	332

Total contractual cash obligations	$177,702	$21,138	$105,810	$8,899	$41,855

(1)	Includes amounts outstanding as of September 30, 2004 of $80.0 million under our Revolver, $39.3 million under the Prudential term facilities, and $40.4 million under the Sampson bond facilities. Our Revolver allows us to borrow up to $175 million provided we are in compliance with the facility’s loan covenants. Availability under the Revolver was approximately $43.0 million at September 30, 2004.
(2)	As disclosed in note 6 of our financial statements, we have entered into various interest rate swaps which fixed the interest rate for a portion of our debt through 2007. Additionally, in 2003 we entered into two commodity swap contracts to hedge our recycling revenue received for old corrugated cardboard. The commodity swap contracts have a term of five years.
(3)	Landfill liabilities are based on current costs and include capping, closure, post-closure and environmental remediation costs. These costs represent the expected landfill liabilities we will incur for final capping, closure and post-closure for the airspace consumed to date. We will recognize additional liabilities for these costs as airspace is consumed in each landfill.

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

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years

Standby letters of credit	$11,642	$11,642	$—	$—	$—
Financial surety bonds	27,231	26,376	855	—	—

Total commercial commitments	$38,873	$38,018	$855	$—	$—

Net cash provided by operating activities increased $2.1 million to $30.2 million for the nine-month period ended September 30, 2004, compared to net cash provided by operating activities of $28.0 million for the nine-month period ended September 30, 2003. The increase primarily consisted of increased net income of $2.4 million and a benefit for deferred income taxes of $0.9 and changes in assets and liabilities of $0.9 million, offset by decreased non-cash adjustments, primarily due to depreciation and amortization of $1.1 million and the cumulative effect of a change in accounting principle of $1.0 million.

Net cash used in investing activities decreased $21.4 million to $20.6 million for the nine-month period ended September 30, 2004, compared to $42.0 million for the same period in 2003. The decrease in cash used was primarily related to decreased acquisitions of related businesses of $37.5 million, decreased capital expenditures of $2.7, offset by decreased proceeds from sale of collection and hauling operations of $15.7 million, acquisition liabilities of $2.6 million and proceeds from sale of property and equipment of $0.5 million.

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

For the nine-month period ended September 30, 2004, net cash used in financing activities increased $22.3 million from net cash provided of $12.4 million in 2003 to net cash used of $9.9 million for the same period in 2004. This increase was primarily due to repayments of long-term debt (including capital leases) of $21.4 million, net of additional borrowings, and dividends paid of $1.1 million.

At September 30, 2004, we had approximately $159.7 million of total borrowings outstanding (including capital lease obligations) and approximately $38.9 million in letters of credit including performance and surety bonds. At September 30, 2004, the ratio of our total debt (including capital lease obligations) to total capitalization was 57.9%, compared to 61.2% at December 31, 2003.

Accounts receivable increased approximately $3.3 million to $34.6 million at September 30, 2004 from $31.2 million at December 31, 2003 due primarily to acceleration of advance billings to residential accounts. The result was an increase of $3.2 million in accounts receivable and a corresponding increase of $3.2 million in deferred revenue for the nine-month period ended September 30, 2004.

Trade accounts payable decreased approximately $1.7 million to $11.6 million at September 30, 2004 from $13.2 million at December 31, 2003 due primarily to timing of payments.

Acquisition liabilities decreased approximately $1.7 million to $0.2 million at September 30, 2004 from $1.9 million at December 31, 2003 due primarily to the settlement of certain acquisitions made in 2003 with a corresponding reduction to goodwill.

The current portion of closure/post-closure liabilities increased approximately $2.4 million to $3.2 million for the period ended September 30, 2004 from $0.8 million at December 31, 2003. This increase was due primarily to capping activities at our Sampson County, North Carolina landfill of $2.9 million which are scheduled to begin in July 2005. This increase was primarily offset with the decrease of long-term closure/post-closure liabilities. Current and long-term closure and post-closure liabilities and the asset retirement obligation decreased $1.3 million as a result of re-phasing and reengineering the capping events scheduled for 2005.

On October 4, 2004, we purchased two garbage hauling companies in South Carolina and approximately 1,000 acres of land in eastern North Carolina for the purpose of developing a regional sub-title D landfill. The aggregate purchase price for these transactions was approximately $10.5 million, which we paid in cash and through borrowings under our Revolver.

On October 28, 2004 our Board of Directors declared a semi annual cash dividend of $0.08 per share to shareholders of record on November 19, 2004. Payment of the cash dividend will be December 17, 2004. In the future, we intend to pay dividends provided we have sufficient cash available to effect the dividend without impairing our ability to pay our debts as they become due in the usual course of business. In addition, we intend to pay dividends based on the availability of sufficient cash without reducing total assets below the sum of our total liabilities plus any amount that would be needed if we were dissolved as of the payment date to satisfy all preferential rights upon distribution and to satisfy any preferential rights that are superior to those receiving the dividend. The Board of Directors will make any determination regarding the payments of dividends.

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

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable interest Entities, which was subsequently amended in December 2003 by FIN 46R. FIN 46 as amended by FIN 46R, requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 as amended by FIN 46R, applies to variable interest entities created after January 31, 2003 and to existing variable interest entities beginning after June 15, 2003. We fully adopted FIN 46 as amended by FIN 46R, on March 31, 2004 and this adoption did not have a material impact on our financial statements.

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

Our results of operations are impacted by fluctuations in commodity pricing. To reduce our risk to market fluctuations, we entered into two commodity swap contracts with Waste Management Trading, LLC, an unrelated third party, effective January 1, 2003 and June 1, 2003, respectively, to hedge our recycling revenue received for old corrugated cardboard (“OCC’), the resale pricing of which has been volatile in 2003 and 2004, and have designated the qualifying instruments as cash flow hedges. The contracts each hedge 18,000 tons of OCC at $70 a ton for a term of five years. The notional amounts hedged under these agreements represent approximately 25% of our current OCC volume.

We believe our quantitative and qualitative disclosures regarding market risk have not changed materially from those disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide the reasonable assurance discussed above.

(b)	Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2004	Waste Industries USA, Inc.
(Registrant)

	By:	/s/ Jim W. Perry
Jim W. Perry
President and Chief Executive Officer

Dated: November 15, 2004	Waste Industries USA, Inc.
(Registrant)

	By:	/s/ D. Stephen Grissom
D. Stephen Grissom
Chief Financial Officer

WASTE INDUSTRIES USA, INC.

EXHIBIT INDEX

Third Quarter 2004

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