Form 10-K
period 2004-12-31
WASTE INDUSTRIES USA INC
filed 2005-04-15
CIK 1125845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock (no par value per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on June 30, 2004, on the NASDAQ National Market System was approximately $63,897,741 as of such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of April 13, 2005, the registrant had outstanding 13,669,790 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

NOTE RELATING TO FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. These statements and other statements made elsewhere by us or our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “may,” “believe,” “could,” “should,” “would,” “anticipates,” “plans” or similar expressions, are based on a number of assumptions. Actual events or results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in our other SEC filings and including, in particular: weather conditions; legal proceedings; economic conditions; our ability to manage growth; the availability and integration of acquisition targets; competition; geographic concentration; and government regulation. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Waste Industries USA, Inc. is a regional, vertically integrated solid waste services company. We provide solid waste collection, transfer, disposal and recycling services to commercial, industrial and residential customer locations in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Georgia and Florida. Our principal operations as of December 31, 2004 consisted of 34 collection operations, 25 transfer stations, approximately 90 county convenience drop-off centers, 11 recycling facilities and 10 landfills, serving more than 500,000 municipal, residential, commercial and industrial service locations.

The Chairman of the Board of Directors who founded our company in 1970 and our Chief Executive Officer are recognized for their leadership roles throughout the solid waste management industry and trade organizations. Our management team collectively has over 175 years of experience in the solid waste industry and over 116 years with our company.

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

In the Southeastern U.S. solid waste market, which is our market, city and county governments have historically provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to privatize or contract out their collection and disposal services to the private sector. Landfills, transfer stations and incinerators located in our market area are predominantly municipally owned. The Southeastern market has been and is currently undergoing significant economic and population growth. Several states in the Southeastern U.S. exceed the national average in terms of economic growth as measured by gains in jobs, personal income and population.

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

Internal Growth

In order to continue to achieve internal growth, we will focus on increasing sales penetration in current and adjacent market areas, marketing upgrades or additional services (such as on-site solid waste compaction) to existing customers and implementing selective price increases. We strive to be the first or second largest provider, in terms of market share, of waste services in the majority of the markets in which we operate. Current levels of population growth and economic development in the Southeastern U.S. and our strong market presence should provide an opportunity for us to increase revenues and market share in our region. As customers are added in existing markets, our density is improved, which should increase our collection efficiencies and profitability. At December 31, 2004, we had an approximately 56-person sales force dedicated to maintaining and increasing our sales to new and existing commercial, industrial, municipal and residential customers.

An important part of our internal growth strategy is to operate transfer stations strategically located throughout our geographic area to improve our consolidation of collected solid waste and permit us to deliver the collected solid waste to landfills where we have negotiated favorable volume rates with landfill operators or to dispose of it at sites we own. At December 31, 2004, we operated 25 transfer stations, nine of which we own. By operating transfer stations, we engage in direct communication with municipalities that own the transfer stations regarding waste disposal services, better positioning us to gain additional business in our markets in the event any of these municipalities privatize their solid waste operations. To the extent we are unable to operate existing transfer stations owned by municipalities, we would consider constructing our own transfer station.

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

Acquisition Program

From 1990 through December 31, 2004, we acquired, either by merger or asset purchase, 84 solid waste collection or disposal operations, with nine being acquired in 2004, six being acquired in 2003 and eight being acquired in 2002. We have developed a set of financial, geographic and management criteria designed to assist management in the evaluation of acquisition candidates engaged in solid waste collection and disposal. These criteria evaluate a variety of factors, including, but not limited to:

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

2004 Acquisitions

Company	Principal Business	Location	Market Area
American Disposal	Commercial Collection	Conway, SC	Eastern SC

L&M Sanitation	Residential Collection	Garner, NC	Central and
		Goldsboro, NC	Eastern NC
Fayetteville, NC

M&M Sanitation	Residential Collection	Piedmont, SC	Greenville/
Spartanburg, SC

County Garbage, Inc.	Residential Collection	Graham, NC	Central NC

Howard Sanitation	Residential Collection	Piedmont, SC	Greenville/ Spartanburg, SC

Marathon Waste Services, Inc.	Residential, Industrial and	Conway, SC	Eastern SC
Commercial Collection

Collection Operations from	Commercial Collection	Henderson, NC	Central NC
Waste Management

Collection Operations from	Residential, Commercial,	Rockmart,	Metro Atlanta GA
Waste Connections	Disposal and Transfer	Douglas and
	Station Operations	Woodstock, GA

B&J Sanitation	Residential Collection	Piedmont, SC	Greenville/
Spartanburg, SC

Effective January 1, 2004, we acquired American Disposal for approximately $103,000 in cash. This tuck-in acquisition expands our residential customer base in our existing operations in the Myrtle Beach, South Carolina market.

On January 31, 2004, we purchased L&M Sanitation for approximately $134,000 in cash. This acquisition of residential services is a tuck-in to our existing operations in Garner, Goldsboro and Fayetteville, North Carolina.

On March 31, 2004, we acquired M&M Sanitation for approximately $294,000 in cash. This acquisition of residential collection services is a tuck-in to our existing operations in the Greenville/Spartanburg, South Carolina market.

On April 1, 2004, we acquired County Garbage, Inc. for approximately $360,000 in cash. This tuck-in to existing operations in Graham, North Carolina expands our current services to include the residential market segment at this location.

On October 1, 2004, we acquired Howard Sanitation for approximately $362,000 in cash. This tuck-in acquisition expands our residential collection customer base in our existing operations in the Greenville/Spartanburg, South Carolina market.

On October 9, 2004, we acquired Marathon Waste Services Inc. for approximately $3,146,000 in cash. This acquisition of residential, commercial and industrial collection services is a tuck-in to the Conway, South Carolina market.

On November 1, 2004, we acquired commercial routes from Waste Management, Inc. for approximately $247,000 in cash. This tuck-in acquisition expands our commercial customer base in our existing operations in the Henderson, North Carolina market.

On December 1, 2004, we acquired collection, disposal and transfer operations in Rockmart, Douglas and Woodstock, Georgia for approximately $17,370,000 in cash from Waste Connections. Simultaneously, we sold to Waste Connections collection and construction and demolition landfill operations in Olive Branch, Mississippi, and collection, transfer station operations in Crossville, Tennessee, including a municipal solid waste landfill development project in a neighboring county for approximately $18,500,000 in cash.

On December 16, 2004, we acquired B&J Sanitation for approximately $143,000 in cash. This tuck-in acquisition expands our residential collection customer base in the Greenville/Spartanburg, South Carolina market.

During 2004 we primarily funded these acquisitions with cash provided by operating activities, in addition to cash received from dispositions.

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

Through the utilization of our systems and controls, we will continue to manage our landfill disposal costs and to negotiate long-term disposal contracts with Subtitle D landfill operators. In addition, we have developed an extensive network of transfer stations that we use to consolidate waste streams to gain greater leverage in negotiating landfill disposal fees. As of December 31, 2004, 36.3% of our waste volume was directed through transfer stations owned or operated by us.

Contracts Program

We currently have 221 municipal contracts that represent approximately $79.0 million of revenue on an annualized basis. We believe that opportunities for gaining new contracts are increasing due to shrinking state and local government revenues resulting from the economic downturn. In most cases, only larger disposal services companies such as us are financially acceptable to the municipality. Historically, in the Southeastern U.S., city and county governments have provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to privatize or contract out their collection and disposal services to the private sector. Typically, these contracts are competitively bid and have initial terms of one to five years. In bidding for large contracts, our management team draws on its experience in the waste industry and its knowledge of local service areas in existing and target markets. We engage in extensive due diligence using our advanced management information systems and productivity and cost modeling analyses to respond to requests for proposals to provide services. Our regional managers are responsible for managing the relationships with local governmental officials within their respective service area and sales representatives may be assigned specific municipalities for coverage. We may be required to bid for renewal of a contract previously awarded to us, or in certain cases to renegotiate the contract as a result of changed market conditions. During 2004, we retained approximately 97.0% of our municipal contracts that were up for bid or renewal. No single customer of ours accounted for more than 4.0% of our revenues in 2004. We do not believe that the loss of any single customer would have a material adverse effect on our results of operations.

A major customer, Solid Waste Management Authority of Crisp County, accounted for approximately 11.0% and 4.0% of our net accounts receivable balance as of December 31, 2003 and 2004, respectively. We became aware of circumstances that raised substantial doubt as to the collectibility of accounts receivable from this customer. As a result, in the fourth quarter of 2004, we increased our allowance related to these receivables by $2.3 million to $4.1 million and wrote off approximately $3.1 million, leaving a reserve of approximately $1.0 million for the Authority. Please refer to Note 13 to our consolidated financial statements for further discussion of the Authority.

Services

Commercial, Industrial and Residential Waste Services

We provide commercial and industrial collection and disposal services under one-year to five-year service agreements. Fees are determined by such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, the type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in our markets for similar service. Collection of larger volumes associated with commercial and industrial waste streams generally helps improve our operating efficiencies and, through consolidation of these volumes, we can negotiate more favorable disposal prices. Our commercial and industrial customers utilize portable containers for storage thereby enabling us to service many customers with fewer collection vehicles. Commercial and industrial collection vehicles normally require one operator. We provide two to eight cubic yard containers to commercial customers and 10 to 42 cubic yard containers to industrial customers. As a part of the services we provide under our waste services contract, we install, for an additional fee, stationary compactors that compact waste prior to collection on the premises of a substantial number of large volume customers. No single commercial or industrial contract is individually material to our results of operations.

Our residential solid waste collection and disposal services are performed either on a subscription basis with individual households, or under contracts with municipalities, homeowners associations, apartment owners or mobile home park operators. Municipal contracts grant us the right to service all or a portion of the residences in a specified community or to provide a central repository for residential waste drop-off. Municipal contracts in our market areas are typically awarded on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Residential contract fees are based primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in its markets for similar service. Municipal collection fees are paid either by the municipalities from tax revenues or through direct service charges to the residents receiving the service. We had approximately 221 municipal contracts in place as of December 31, 2004. No single municipal or other residential contract is individually material to our results of operations.

At December 31, 2004, we operated 10 solid waste landfills in Florida, Georgia, North Carolina and Tennessee. Our landfill facilities are designed and operated to meet federal, state and local regulations in all material respects and we believe each of our landfill sites are in compliance with current applicable state and federal Subtitle D regulations in all material respects. None of our landfills are permitted to accept hazardous waste.

Transfer Station Services

The 25 transfer stations we operated at December 31, 2004 receive, compact and transfer solid waste to larger vehicles for transport to landfills. We believe that transfer stations benefit us by:

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

At December 31, 2004, we owned nine of the transfer stations we operate, and operate the remaining sixteen transfer stations pursuant to operating agreements. We generally receive a fixed monthly operating fee for our services under these agreements, together with a variable fee based upon the number of hauls made by us from the station. At December 31, 2004, approximately 62.0% of waste directed to the transfer stations we operated was delivered by third parties, who pay us a fee based on the tonnage delivered. Control of these third-party waste streams coupled with our waste stream adds to our bargaining power in our negotiations for favorable solid waste disposal rates with landfill operators.

In 2004, we outsourced the majority of our transportation services related to transfer station operations. We believe outsourcing these operations will reduce capital expenditures, improve maintenance capacity for other core services, reduce ownership costs, such as insurance, fuel, labor and maintenance costs, and improve the aging of our remaining transfer fleet.

Recycling Services

Recycling involves the removal of reusable materials from the waste stream for processing and sale in various applications. Based on our experience in the industry, we believe that recycling will continue to be an important component of local and state solid waste management plans as a result of the public’s increasing environmental awareness and expanding regulations mandating or encouraging waste recycling. We offer commercial, industrial and residential customers recycling for office paper, cardboard, newspaper, aluminum and steel cans, plastic, glass, pallets and yard waste. At December 31, 2004, we operated approximately 90 convenience sites where residents can dispose of recyclables. At December 31, 2004, less than 2.0% of our revenues represented recycling services.

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

Convenience Sites and Other Specialized Services

In 1982, we developed the concept of a convenience site in response to increasing volumes of waste dumped randomly in rural areas. Each site typically consists of a ramp for easy disposal access, a trash compactor and trash and recycling containers. Most sites have posted operating hours during which our personnel assist residents with the deposit of waste and recyclables while monitoring the types of waste deposited at the sites. Because these convenience sites reduce the amount of trash dumped along roads and in recreational areas, we believe that county and local governments will contract for these sites to be strategically located. At December 31, 2004, we operated approximately 90 convenience sites located in 13 counties in our market area.

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

Operations

Branch Facility Structure

Based on our experience in the industry, we believe that a branch facilities structure retains some decision-making authority close to the customer, which enables us to identify customers’ needs quickly and implement cost-effective solutions. Furthermore, we believe that it provides a low-overhead, highly efficient operational structure that allows us to branch into geographically contiguous markets and operate in small communities that larger competitors might not find attractive. Based on our experience in the industry, we believe that branch facilities and somewhat decentralized management of operations provide us with a strategic competitive advantage given the relatively rural nature of the Southeastern U.S.

We deliver our waste services from branch locations in contiguous service areas, which permits our branch facilities to provide back-up services and support to one another. Each manager of a branch facility has some decision-making authority for the local market area, primarily with pricing, although monitored by corporate management to ensure that company-wide goals are attained. Each designated division is overseen by a division manager and a division controller, who is typically located at one of our branch facilities. At December 31, 2004, the branch network was divided into four divisions set forth below:

COLLECTION OPERATIONS

Central Division	South Division	East Division	Landfill Division
Durham, NC	Bolivia, NC	Elizabeth City, NC	Durham, NC
Garner, NC	Conway, SC	Goldsboro, NC	Holly Springs, NC
Graham, NC	Summerville, SC	Greenville, NC	Roseboro, NC
Greensboro, NC	Wilmington, NC	Hope Mills, NC	Jacksonville, FL
Henderson, NC	Albany, GA	Jacksonville, NC	Fairburn, GA
Oxford, NC	Americus, GA	Kinston, NC	Rockmart, GA
Wytheville, VA	Dawson, GA	Newport, NC	Gulfport, MS
Clarksville, TN	Douglas, GA	Norfolk, VA	Greycourt, SC
Nashville, TN	Piedmont, SC	Rocky Mount, NC	Bath Springs, TN
	Lilburn, GA	Wilson, NC	Douglas, TN
Oglethorpe, GA
Warner Robbins, GA
Warner Robbins AFB, GA
Woodstock, GA

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

On a monthly basis, the corporate and/or division officers meet with each branch manager to discuss and evaluate the branch operations. This evaluation is conducted through the use of flash reports on a weekly basis at the branch and division levels. Flash reports highlight key operating data such as employee-hours, overtime hours, truck hours, revenues and extraordinary costs. These meetings are oriented to identifying trends, opportunities and strategies in the branch facility’s proximate geographic area. Using a decentralized approach, but with strong division and corporate monitoring and strict budgetary and operating guidelines and quality control standards, each branch manager has the authority to exercise some discretion in business decisions. Our management information systems provide corporate management timely oversight of branch performance.

Information Technologies

A cornerstone of our desire to deliver responsive and cost-effective waste services is our management information systems network. Many of our information systems, controls and services are designed to assist branch facilities’ personnel in making decisions based upon centralized information. Financial control is maintained through personnel, fiscal and accounting policies that are established at the corporate level for implementation at the branch locations. Our systems allow for centralized billing and collection through a lock-box system, thus enhancing cash management. An internal audit program monitors compliance with our policies and the benchmarks are monitored continuously using an advanced management information system. This information system links our IBM AS/400 computer to each branch using the Internet that allows each branch on-line, real-time financial, productivity, maintenance and customer information.

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

Landfill capping, closure and post-closure costs include estimated costs to be incurred for final closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. We estimate these future cost requirements based on our interpretation of the technical standards of the Environmental Protection Agency’s Subtitle D Regulations. While the precise amounts of these future obligations cannot be determined, at December 31, 2004, we estimate total landfill closure and post-closure costs of approximately $5.3 million for the airspace consumed to date. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. We had accrued approximately $6.2 million for such projected costs as of December 31, 2003 and subsequently paid approximately $1.4 million in 2004. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations.

Marketing and Sales

We market our services locally through our regional and branch managers and approximately 56 direct sales representatives who focus on commercial, industrial and residential customers. In addition to traditional methods of obtaining customers through cold calls, referrals, yellow page and other local market print advertising and overall market reputation, we focus on new account sales through an integrated prospect data base system which targets new account development. Some branch locations have dedicated sales representatives that market residential services. We engage in direct mail campaigns and door-to-door marketing and work with real estate agents and developers to sell services to new developments. Additionally, we attend and make presentations at municipal and state conferences and advertise in governmental associations’ membership publications.

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

No single customer of ours accounted for more than 4.0% of our revenues in 2004. We do not believe that the loss of any single customer would have a material adverse effect on our results of operations.

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

Competitive Bid Contracts

We provide a substantial portion of our residential collection services under municipal contracts and, at December 31, 2004, approximately 28% of our revenues came from municipal contracts. As is generally the case in the industry, municipal contracts are subject to periodic competitive bidding. The balance of our residential services is provided on a subscription basis. However, no single customer of any type accounted for more than 4% of our revenues in 2004. At December 31, 2004, we had not lost, nor do we reasonably expect to lose, a contract that would have a material adverse effect on our financial condition or results of operations because the contract either was or is not material. Our inability to compete with larger and better capitalized companies, or to replace a significant number of municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, could have a material adverse effect on our results of operations.

Employees

At December 31, 2004, we employed approximately 1,600 full-time employees. None of our employees are represented by unions and we believe that our employee relations are good. We are highly dependent upon the services of the members of our management team, the loss of any of whom might have an adverse effect on our operations.

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

Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. We have not experienced difficulty in obtaining performance bonds or letters of credit for our current operations. At December 31, 2004, we had provided customers and various regulatory authorities with bonds and letters of credit of approximately $41.8 million to secure our obligations. If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we may be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

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

Our facilities are subject to a variety of operational, monitoring, site maintenance, closure, post-closure and financial assurance obligations that change from time to time and which could give rise to increased capital expenditures and operating costs. In connection with any such landfills, it is often necessary to expend considerable time, effort and money in complying with the governmental review and permitting process necessary to maintain or increase the capacity of these landfills. Governmental authorities have broad power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in the case of violations.

The principal federal, state and local statutes and regulations applicable to our various operations are as follows:

The Resource Conservation and Recovery Act of 1976

The Resources Conservation and Recovery Act of 1976, also known as RCRA, regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and non-hazardous. Wastes are generally classified as hazardous if they either are specifically included on a list of hazardous wastes or exhibit certain hazardous characteristics and are not specifically designated as non-hazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as non-hazardous.

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

The Subtitle D Regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, the Subtitle D Regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) designed to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Groundwater monitoring wells must also be installed at virtually all landfills to monitor groundwater quality and, indirectly, the leachate collection system operation. The Subtitle D Regulations also require, where threshold test levels are present that methane gas generated at landfills be controlled in a manner that protects human health and the environment. We are not aware of any problem with methane gas at any of our facilities. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed upon it by the EPA. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D Regulations criteria. Various states in which we operate now or might in the future have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations. Failure to comply with these regulations could require us to undertake investigatory or remedial activities, to curtail operations or to close a landfill temporarily or permanently. Future changes in these regulations might require us to modify, supplement or replace equipment or facilities at costs that might be substantial. The failure of regulatory agencies to enforce these regulations vigorously or consistently might give an advantage to our competitors whose facilities do not comply with the Subtitle D Regulations or its state counterparts. Our ultimate financial obligations related to any failure to comply with these regulations could have a material adverse effect on our operations and financial condition.

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

The Occupational Safety and Health Act of 1970

The Occupational Safety and Health Act of 1970, also known as OSHA, establishes employer responsibilities and authorizes the promulgation by the Occupational Safety and Health Administration of occupational health and safety standards, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with worker protection standards established by OSHA, to maintain records, to provide workers with required disclosures and to implement health and safety training programs. Various of those promulgated standards might apply to our operations, including those standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials, and worker training and emergency response programs. Our employees are trained to respond appropriately in the event there is an accidental spill or release of packaged asbestos-containing materials or other regulated substances during transportation or landfill disposal.

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

Permits and approvals may limit the types of waste that may be accepted at a landfill or the quantity of waste that may be accepted at a landfill during a given time period. In addition, permits and approvals, as well as some state and local regulations, might limit a landfill to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on the importation of out-of-state waste have not withstood judicial challenge. However, from time to time federal legislation is proposed which would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states to reduce the amounts of waste exported to other states. Although Congress has not yet passed such legislation, if this or similar legislation were enacted, states in which we operate landfills could act to limit or prohibit the importation of out-of-state waste. Such state actions could materially adversely affect landfills within those states that receive a significant portion of waste originating from out-of-state.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 3301 Benson Drive, Raleigh, North Carolina, where we currently lease approximately 29,480 square feet of office space. Our principal property and equipment consists of land (primarily transfer stations, bases for collection operations and landfill sites), buildings, and vehicles and equipment. Our land and buildings are located in North Carolina, South Carolina, Virginia, Tennessee, Georgia and Florida. We also lease real property in the states in which we do business. At December 31, 2004, we operated 34 collection operations, 25 transfer stations, 11 recycling facilities and 10 landfills aggregating approximately 132 million cubic yards of permitted and deemed permitted airspace capacity. All our property and equipment are used in our one industry segment, which includes collection, transfer, recycling, processing and disposal of municipal solid and industrial waste.

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

Collection Vehicles

We use a fleet of specialized collection vehicles to collect and transport waste and to provide recycling and convenience site services. We have implemented an aggressive and reliable maintenance program to extend the useful lives of our equipment. Preventative and long-term maintenance is performed on regularly scheduled cycles that are more frequent than most manufacturers’ suggested schedules. Preventative maintenance is performed on collection vehicles after every 150 to 250 hours of operation depending on their class, and long-term maintenance (reconstruction of engines, transmissions, etc.) is performed every four to six years. Additionally, cosmetic repairs (painting, interior upholstery repairs) are performed as needed. The majority of the maintenance program is performed by our personnel located in branch facilities.

ITEM 3. LEGAL PROCEEDINGS

Except as disclosed below, we are not a party to any material pending legal proceedings. In the normal course of our business and as a result of the extensive governmental regulation of the waste industry, we might periodically become subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency might seek to impose fines on us or to revoke, or to deny renewal of, an operating permit held by us. In addition, we might become party to various claims and suits pending for alleged damages to persons and property, alleged violation of certain laws and for alleged liabilities arising out of matters occurring during the normal operation of the waste management business.

TransWaste Services, LLC, f/k/a TransWaste Services, Inc. v. Maple Hill Landfill, Inc., U.S. District Court for the Middle District of Georgia, Albany Division, Civil Action No. 1:04-CV-126-4 (WLS)

In September 1998, our subsidiary TransWaste Services, LLC entered into an agreement with Maple Hill Landfill, Inc. that provides that, upon the satisfaction of certain conditions, Maple Hill has the option to sell a landfill near Albany, Georgia to TransWaste for $8.0 million or to accept waste from TransWaste at a per ton rate that is favorable to TransWaste for up to ten years. None of the conditions has been satisfied. In August 2004, TransWaste sued Maple Hill seeking a judicial declaration that the agreement is unenforceable for, among other reasons, failure to satisfy these conditions within a reasonable amount of time. Maple Hill has indicated that, if and when it satisfies the conditions to the agreement, it intends to seek both specific performance of the agreement and any damages caused by TransWaste’s renunciation and anticipatory repudiation of the agreement. TransWaste intends to vigorously pursue its claims and defend against any potential counterclaim by Maple Hill. If TransWaste is not successful on this matter, TransWaste could be obligated to purchase the landfill or could be liable for damages. One of the owners of Maple Hill is a former director and officer of our company. See Note 11, Related Party Transactions, to our consolidated financial statements.

U.S. Department of Justice

During 2004, we received from the U. S. Department of Justice document and other information requests relating to our purchase and sale in August 2003 of non-hazardous solid waste service operations to and from Allied Waste Industries, Inc. in Charlotte, North Carolina; Sumter, South Carolina; Mobile, Alabama; Biloxi, Mississippi; Norfolk, Virginia; and Clarksville, Tennessee. These requests included a Civil Investigative Demand seeking to determine whether our acquisition from Allied of front-end commercial hauling routes in the south of the James River, or Tidewater, portion of the Norfolk, Virginia market has had the effect of lessening competition in that market. We voluntarily responded to the document and information requests from the DOJ and have cooperated with the DOJ in its investigation. We do not believe that the transactions or our subsequent operations in the Tidewater market have had any effect of lessening competition, and believe that, in fact, competition in the area is more robust than ever. However, we might not be able to resolve this matter without litigation or other results that could be adverse to our Tidewater business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

EXECUTIVE OFFICERS

As of December 31, 2004, our executive officers were as follows:

Name	Age	Position(s)
Jim W. Perry.	60	President, Chief Executive Officer and Director
Harry M. Habets	55	Chief Operating Officer
D. Stephen Grissom	52	Chief Financial Officer, Secretary and Treasurer
William J. Hanley	51	Vice President, Sales and Marketing
Lonnie C. Poole, III	43	Vice President, Corporate Development

JIM W. PERRY joined our company in 1971 and was named Chief Executive Officer in 2002 and has served as President since 1987 and as a director since 1974. Prior to that, Mr. Perry served as Chief Operating Officer from 1987 until 2002. Mr. Perry holds a B.S. in Agricultural and Biological Engineering from North Carolina State University and an M.S. in Systems Management from the University of Southern California. Mr. Perry has received the Distinguished Service Award from the National Solid Waste Management Association, or NSWMA. In addition, Mr. Perry has served in the Carolinas Chapter of NSWMA as Chairman and on the Membership Committee. Mr. Perry was inducted into the Environmental Industry Associations, or EIA Hall of Fame in 1997. Mr. Perry has more than 34 years experience in the solid waste industry.

HARRY M. HABETS joined our company in 2002 as Vice President and Chief Operating Officer. From 1985 to 1999, Mr. Habets held various management positions with Waste Management, Inc., including VP of International Operations and Regional VP/Manager for collection, recycling and landfill disposal services in the Southeast. Mr. Habets holds a B.S. in Business Administration from Rochester Institute of Technology. Mr. Habets has 16 years of experience in the solid waste industry.

D. STEPHEN GRISSOM joined our company in 2001 as Chief Financial Officer and Vice President of Finance. Prior to that, Mr. Grissom was Chief Financial Officer for Austin Quality Foods from 1982 to 2000 and has more than 26 years of controllership and CFO experience. He is a certified public accountant and holds a B.A. in accounting from North Carolina State University.

WILLIAM J. HANLEY joined our company in 2001 as Vice President of Sales and Marketing. Prior to that, Mr. Hanley served as Sales Manager, General Sales Manager and Regional Sales Manager with Waste Management, Inc. from 1995 to 2001. He holds a B.S. in Business Administration from Clarion University. Mr. Hanley has 11 years of experience in the solid waste industry.

LONNIE C. POOLE, III was named Vice President of Corporate Development in 2002. Prior to that, Mr. Poole served as our Vice President, Director of Support Services since 1995. From 1990 to 1995, he served as our Risk Management Director. Mr. Poole holds a B.S. in Aerospace Engineering from North Carolina State University. Mr. Poole is the son of Lonnie C. Poole, Jr., Chairman of the Board. Mr. Poole has more than 14 years experience in the solid waste industry.

OTHER KEY EMPLOYEES

The following table sets forth certain information concerning our other key employees as of December 31, 2004:

Name	Age	Position(s)
Harrell J. Auten	56	Vice President—South Division
E. Franklin Lorick	51	Vice President—Central Division
Thomas A. Winstead	50	Vice President—East Division
Jerry W. Johnson	54	Vice President—Landfill Division

HARRELL J. AUTEN has served as Vice President of our company since 1998 and has served as our South Division Manager since 1993. Prior to that, Mr. Auten owned and operated his own company. Mr. Auten holds a B.S. in Business Administration from the University of North Carolina at Chapel Hill and has more than 34 years experience in the solid waste industry.

E. FRANKLIN LORICK was named Vice President of our company in 2002. Mr. Lorick joined us in 1989 and has held various positions including Operations Manager and Branch Manager. He attended Midlands Community College in Columbia, South Carolina and has over 16 years experience in the solid waste industry

THOMAS A. WINSTEAD has served as a Vice President of our company since March 1998. He joined us in 1985 as a Branch Manager and has also served as East Regional Operations Manager from 1990 to 1997. He is a graduate of Atlantic Christian College with a B.S. in Health and Physical Education. Mr. Winstead has more than 20 years of experience in the solid waste industry.

JERRY W. JOHNSON joined our company in 1991 and has served in various capacities that included developing our first Recycling Division and managing Field Support Services until his departure in 1995. Mr. Johnson then joined Atlantic Waste Disposal and served in various roles from transportation to General Management of Atlantic Waste of Virginia and New York until 1999. He then rejoined our company as the North Carolina Landfill Division Manager. Mr. Johnson currently serves as Vice President of our Landfill Division and oversees all of our landfill operations. Mr. Johnson attended Wake Community College and has over 26 years in the solid waste industry.

None of our executive officers, directors or other key employees is related to any other executive officer, director or other key employee, except that Lonnie C. Poole, Jr., Chairman of the Board of Directors, and Lonnie C. Poole, III are father and son.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information. Our common stock trades on the Nasdaq National Market under the symbol “WWIN”. The following sets forth the quarterly high and low bid prices for the years indicated as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions and might not reflect actual transactions.

	High	Low
2003
First quarter	$8.10	$6.11
Second quarter	$7.20	$6.31
Third quarter	$9.50	$7.13
Fourth quarter	$11.50	$8.25

	High	Low
2004
First quarter	$11.49	$10.30
Second quarter	$11.78	$9.95
Third quarter	$11.92	$10.50
Fourth quarter	$12.40	$10.60

As of December 31, 2004, the number of shareholders of record of our common stock was 119 and we believe that the number of beneficial owners was approximately 1,800.

Dividends. Beginning in November 2003, our Board of Directors has declared a semi-annual cash dividend of $0.08 per share to shareholders. We expect to continue to pay dividends provided we have sufficient cash available to effect the dividend without impairing our ability to pay our debts as they become due in the usual course of business and without reducing total assets below the sum of our total liabilities plus any amount that would be needed if we were dissolved as of the payment date to satisfy all preferential rights upon distribution and to satisfy any preferential rights that are superior to those receiving the dividend.

Under our current revolving bank facility, we are limited in the amount we may pay in cash dividends in any year, which is currently $3,500,000. In addition, we cannot pay any cash dividend if after the payment of such dividend our fixed charge coverage ratio, as defined in the facility, is less than 1.0 to 1.0 for the year in which the dividend was paid. Further, we must meet financial covenants contained in the facility, including covenants relating to minimum net worth, minimum net income and maximum levels of capital expenditures and indebtedness. If we were not in compliance with these covenants, or were otherwise in default under the facility, we would not be able to pay cash dividends.

Sale of Unregistered Stock. On January 31, 2003, we issued an aggregate of 100,000 shares of our common stock, which shares were not registered under the Securities Act of 1933. These shares were issued in a private placement to an entity in exchange for assets that we integrated into our operations. The private placement was made pursuant to the exemption available under Section 3(a)(10) of the Securities Act of 1933. In 2004, 20,000 shares were cancelled as part of the final settlement of the transaction.

Equity Compensation Plan. The following table provides information as of December 31, 2004 for our one equity-based compensation plan, which is our 1997 Stock Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders:
1997 Stock Plan	726,625	$9.09	510,232
Equity compensation plans not approved by our shareholders:
None	—	—	—

Total	726,625	$9.09	510,232

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2002, 2003 and 2004 and the consolidated balance sheet data as of December 31, 2003 and 2004 are derived from, and are referenced to, our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2000 and 2001 and the consolidated balance sheet data as of December 31, 2000, 2001 and 2002 are derived from financial statements not included in this report. Historical results are not necessarily indicative of future results.

	YEAR ENDED DECEMBER 31
	2000	2001	2002	2003	2004
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Service revenues	$240,733	$248,074	$250,543	$269,208	$290,864
Equipment sales	1,701	1,221	1,285	1,257	861

Total revenues	242,434	249,295	251,828	270,465	291,725
Cost of service operations (1)	149,267	157,980	161,481	176,677	198,494
Cost (benefit) of equipment sales	830	580	842	1,130	(804)

Total cost of operations	150,097	158,560	162,323	177,807	197,690
Selling, general and administrative (2)	39,143	37,123	33,832	38,114	39,863
Depreciation and amortization (3)	26,349	28,858	27,697	30,549	29,450
Loss (gain) on sale of collection and hauling operations (4)	1,049	359	121	(720)	(3,482)

Operating income	25,796	24,395	27,855	24,715	28,204
Interest expense	14,690	14,259	11,377	9,891	9,931
Interest income	(1,634)	(1,276)	(213)	(141)	(128)
Other income	(32)	(214)	(588)	(96)	(304)

Income before income taxes and cumulative effect of a change in accounting principle	12,772	11,626	17,279	15,061	18,705
Income tax expense	5,113	4,244	6,317	6,171	6,908

Income before cumulative effect of a change in accounting principle	7,659	7,382	10,962	8,890	11,797
Cumulative effect of a change in accounting principle, net of income tax benefit of $614 (5)	—	—	—	(1,067)	—

Net Income	$7,659	$7,382	$10,962	$7,823	$11,797

Earnings per share
Basic:
Before cumulative effect of a change in accounting principle	$0.56	$0.56	$0.82	$0.66	$0.87
Cumulative effect of a change in accounting principle (5)	—	—	—	(0.08)	—

Net Income	$0.56	$0.56	$0.82	$0.58	$0.87

Diluted:
Before cumulative effect of a change in accounting principle	$0.56	$0.55	$0.82	$0.66	$0.86
Cumulative effect of a change in accounting principle (5)	—	—	—	(0.08)	—

Net Income	$0.56	$0.55	$0.82	$0.58	$0.86

Weighted-average shares outstanding:
Basic	13,615	13,286	13,336	13,439	13,497

Diluted	13,729	13,342	13,351	13,558	13,665

Cash dividend paid per common share	$—	$—	$—	$0.08	$0.16

Other Operating Data:
Net cash provided by operating activities	$36,711	$41,187	$40,893	$39,076	$46,484
Net cash used in investing activities	(75,450)	(31,116)	(22,298)	(48,924)	(34,210)
Net cash provided by (used in) financing activities	42,964	(15,585)	(18,748)	12,241	(13,956)
Balance Sheet Data:
Cash and cash equivalents	$7,401	$1,887	$1,734	$4,127	$2,445
Working capital	15,750	3,406	1,470	(305)	(6,855)
Property and equipment, net	193,827	199,235	190,417	191,309	198,551
Total assets	308,804	302,864	298,573	330,528	337,048
Long-term debt and capital lease obligations, net of current maturities	194,609	163,237	140,875	157,657	145,930
Shareholders’ equity	$67,927	$87,612	$96,970	$106,959	$117,711

(1)	Includes asset impairments. The 2004 results include a $1.4 million charge (or $0.07 per diluted share, net of tax) related to our determination that certain landfill permitting efforts had a less than probable chance of success.

(2)	2004 includes a charge of approximately $2.5 million to bad debt expense to write off or reserve for accounts receivable of a major customer.
(3)	Pursuant to our adoption of SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, the amortization of goodwill ceased on January 1, 2002. Goodwill amortization was $1.5 million and $1.6 million for each of the periods ended December 31, 2000 and 2001, respectively, and is included in depreciation and amortization expense.
(4)	The 2004 results include a gain of approximately $3.5 million (or $0.16 per diluted share, net of tax) related to the sale of collection and hauling operations.
(5)	As required, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. In connection with the adoption of SFAS No. 143, we recorded a charge of approximately $1.1 million (net of taxes of $614,000), or $0.08 per share, for the cumulative effect of a change in accounting principle.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2003 and 2004 and notes thereto included in this report.

Overview

We are a regional, vertically integrated provider of solid waste services. We were founded by the Chairman of the Board of Directors in 1970. We operate primarily in North Carolina, South Carolina, Virginia, Mississippi, Tennessee, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At December 31, 2004, we operated 34 collection operations, 25 transfer stations, approximately 90 county convenience drop-off centers, 11 recycling facilities and 10 landfills in the Southeastern U.S. We had revenues of $270.5 million and operating income of $24.7 million in the year ended December 31, 2003, and revenues of $291.7 million and operating income of $28.2 million in the year ended December 31, 2004.

Percentages of our total revenue attributable to services provided are as follows:

	Year Ended December 31,
	2002	2003	2004
Collection:
Residential	21%	21%	21%
Commercial	27%	26%	26%
Industrial	29%	30%	30%
Disposal and transfer	16%	15%	15%
Recycling service	2%	2%	2%
Recycled commodity sales	1%	1%	2%
Other	4%	5%	4%

Total service revenue	100%	100%	100%

From 1990 through December 31, 2004, we acquired, either by merger or asset purchase, 84 solid waste collection or disposal operations, with nine being acquired in 2004, six being acquired in 2003 and eight being acquired in 2002. Eighty of these acquisitions were accounted for as purchases. Accordingly, the results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition and have affected period-to-period comparisons of our operating results. During the year ended December 31, 2004, we did not have any significant acquisitions requiring the presentation of the target’s historical or the combined company’s pro forma financial statements. We anticipate that a significant part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect that additional acquisitions could continue to affect period-to-period comparisons of our operating results. Current levels of population growth and economic development in the Southeastern U.S. and our strong market presence in the region should provide an opportunity to increase our revenues and market share. As we add customers in existing markets, our density should improve, which we expect will increase our collection efficiencies and profitability.

Executive Summary

In 2004 we continued to focus on initiatives for achieving positive results and improving our performance. They are:

•	Strengthening our competitive position in desired markets;

•	Internalizing more of our waste volume;

•	Increasing revenues from our landfill operations; and

•	Employing best practices to deliver exceptional service.

Our performance for 2004 was impacted by the business climate we operate within, which saw:

•	Improving, but still relatively soft economic conditions in many of the secondary markets we serve;

•	Increased service delivery costs due to higher fuel prices, increased disposal fees and higher labor costs; and

•	Intense competitive pressures on pricing.

Despite these challenges, our revenues increased 7.9%, our workforce headcount declined 4.2%, and our revenues per man-hour improved by nearly 7.1%. In addition, our fleet count was reduced by 2.0%, achievable primarily through ongoing rerouting of commercial and residential routes. These statistics indicate that we have continued to look for and find ways to improve our efficiency and productivity. We implemented a pricing strategy to adjust pricing on accounts that were not meeting standards and in some cases we chose to give up accounts that refused reasonable price increases. This pricing strategy resulted in pricing growth for each quarter of 2004.

Internal volume growth was a positive 3.2% for the total year. This growth was primarily the result of higher seasonal industrial volume, increased landfill tonnage, and strong national accounts growth for the year. Net pricing growth was 0.8% for the year. Fuel surcharges and recycled commodities sales contributed additional growth of 0.2% and 0.4%, respectively.

Acquisition growth was 3.4% during 2004 in which we completed nine acquisitions and exited two markets, representing net annualized acquired revenues of $5.6 million. We strive to be number one or number two in our markets and if this is not achievable in the near future, our strategy is to eventually exit those markets. All acquisitions in 2004 were tuck-ins and a continuation of our acquisition plan to expand in selected markets in order to achieve better route density and leverage our overhead cost structure.

We have experienced, as have others in this industry sector, increased operating costs which include higher fuel costs, and third party disposal, landfill and transfer fees. These increases have affected our profit margin and bottom line. To achieve our 2005 goals, we will continue to use route optimization tools such as Route Smart and Route Balance to focus on route productivity and optimization. In addition, we have increased employee training and centered our efforts on fleet maintenance, data management, and customer pricing. In 2005, we believe these efforts will better position our company as the economy continues its recovery.

Our 2004 capital expenditures of approximately $32.2 million increased by $2.6 million over the prior year due primarily to development efforts for our Black Bear Municipal Solid Waste landfill site in Camden County, North Carolina. If it becomes operational, the site will allow us to internalize some of the waste from our hauling companies in Eastern North Carolina and the Tidewater area of Virginia.

Despite higher capital spending and increased dividend payments, our debt to total capitalization ratio of 57.1% at December 31, 2004 was lower than the prior year ratio of 61.2%. We believe our $175.0 million revolving credit facility, which matures in February 2007, provides sufficient capital in combination with our cash flow from operating activities to fund our near term growth strategy and capital expenditures. Finally, as a result of our positive cash flow, our Board of Directors declared an $0.08 per share semi-annual dividend that was paid in June and December of 2004.

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

At December 31, 2004, we operated approximately 90 convenience sites under contract with 13 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At December 31, 2004, we also operated 11 recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by spreading the risk among our customers. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. At December 31, 2004, we operated or transferred from 29 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. At December 31, 2004, we owned or operated 10 landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the disposal compactors and containers that we resell.

We capitalize certain expenditures related to pending acquisitions or development projects that meet stringent capitalization criteria. Indirect acquisition and project development costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred. Our policy is to charge against net income any unamortized capitalized expenditures and advances (net of any portion thereof that we estimate to be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any acquisition that is not consummated and any landfill development project that is not expected to be successfully completed. Engineering, legal, permitting, construction and other costs directly associated with the acquisition or development of a landfill, together with associated interest, are capitalized.

Selling, general and administrative, or SG&A, expenses include management salaries, clerical and administrative overhead, professional services, costs associated with our marketing and sales force and community relations expense.

Property and equipment are depreciated over the estimated useful life of the assets using the straight-line method.

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

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the future:

Allowance For Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our estimated allowance for doubtful accounts is based upon historical collection trends, type of customer, such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The allowance for doubtful accounts was $2.6 million and $2.3 million at December 31, 2003 and 2004, respectively. One customer, Solid Waste Management Authority of Crisp County, represented approximately $1.0 million of the allowance for doubtful accounts at December 31, 2003 and 2004. Refer to Note 13 to our consolidated financial statements for more discussion regarding the Authority. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Self-Insurance Reserves

We assume the risks for medical and dental insurance exposures up to certain loss thresholds set forth in separate insurance contracts. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from third-party experts. The insurance accruals are influenced by our past claims experience factors, which have a limited history. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. The frequency and amount of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to incur additional costs in future periods associated with prior year claims.

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

Closure and Post-Closure Costs – Closure costs include the last final capping event, the construction of the methane gas collection system, demobilization and routine maintenance costs incurred after the site ceases to accept waste, but prior to being certified as closed. Post-closure activities, which include final landfill retirement activities once regulatory requirements are met, consist of routine maintenance of the landfill after it has closed, monitoring the ground and surface water, gas emissions and air quality. Estimates for future closure and post-closure costs are based on costs that would actually be paid and factor in inflation and discount rates. The possibility of changes to legal and regulatory requirements makes our estimates and assumptions uncertain.

We amortize landfill retirement costs arising from closure and post-closure obligations using our historical landfill accounting practices. We amortize landfill retirement costs arising from final capping obligations on a units-of-consumption basis over the number of tons of waste that each final capping event covers. We perform engineering studies using third-party experts at least annually to estimate our remaining airspace capacity.

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

While the precise amounts of these future obligations cannot be determined, at December 31, 2004, we estimate total landfill closure and post-closure costs of approximately $5.3 million for the airspace consumed to date. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. We had accrued approximately $6.2 million for such projected costs as of December 31, 2003 and subsequently paid approximately $1.4 million in 2004. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations.

Derivative Financial Instruments

We utilize cash flow hedge agreements to manage a portion of our risks related to fluctuation in interest rates and certain commodity prices. The fair values of all derivative instruments are recorded as assets and liabilities in our consolidated balance sheets. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. Our derivative instruments qualify for hedge accounting treatment under SFAS No. 133. In order to qualify for hedge accounting, criteria must be met, including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings.

Allocation of Acquisition Purchase Price

Acquisition purchase price is allocated to identified intangible assets and tangible assets acquired and liabilities assumed based on our estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Independent specialists are utilized to assist management in the determination of fair values of tangible and intangible assets. We accrue the payment of contingent purchase price if the events surrounding the contingency are deemed assured beyond a reasonable doubt. The purchase price allocations are considered preliminary until we are no longer waiting for information that we have arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination.

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

From time to time, we consummate acquisitions in which we exchange operations we own for operations owned by another solid waste company. These exchange transactions require us to estimate the fair market value of either the operations we receive or the operations we dispose of, whichever is more clearly evident. To the extent that the fair market value of the operations we dispose of differs from the fair market value of the operations we obtain, cash is either remitted or received to offset the difference in fair market values. In 2004, we completed an exchange transaction in which we acquired operations of another solid waste company in Georgia for operations in Tennessee and Mississippi, resulting in a pre-tax gain of approximately $3.5 million.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we discontinued amortization of goodwill effective January 1, 2002. On an ongoing basis, we perform an annual impairment test. At least quarterly, we analyze whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustment after adoption, if any, will be recognized as an operating expense. We adopted July 31 as our annual assessment date. We completed our annual impairment test July 31, 2004 and determined that there was no goodwill impairment.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our statements of operations (some items have been reclassified for presentation purposes only):

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
Total revenues	100%	100%	100%
Service revenues	99.5	99.5	99.7
Equipment sales	0.5	0.5	0.3

Total cost of operations	64.4	65.7	67.8
Selling, general and administrative	13.4	14.1	13.7
Depreciation and amortization	11.0	11.3	10.1
Loss (gain) on sale of collection and hauling operations	0.1	(0.3)	(1.2)

Operating income	11.1	9.2	9.6
Interest expense, net of interest income	4.4	3.6	3.3
Other income	(0.2)	—	(0.1)

Income before income tax expense	6.9	5.6	6.4
Income tax expense	2.5	2.3	2.4

Income before cumulative effect of a change in accounting principle	4.4	3.3	4.0

Cumulative effect of a change in accounting principle	—	0.4	—

Net Income	4.4%	2.9%	4.0%

The following table provides the components of service revenue growth:

SERVICE REVENUE GROWTH	2003	2004
Price	0.7%	0.8%
Volume	1.1%	3.2%
Energy surcharge	0.6%	0.2%

Total Internal Growth	2.4%	4.2%
Commodities	0.0%	0.4%
Acquisitions, net of dispositions	5.0%	3.4%

Total Service Revenue Growth	7.4%	8.0%

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Revenues. Total revenues increased $21.3 million, or 7.9%, to $291.7 million in 2004 from $270.5 million in 2003. This increase was attributable to increases across all service lines with the exception of non-commodity recycling and equipment sales; industrial collection revenue increased $6.2 million; commercial collection revenue, $5.8 million; residential collection revenue, $5.0 million; and disposal/transfer revenue, $4.2 million.

Our service revenue growth of 8.0% was comprised of 3.4% of acquisition growth and 4.2% of internal growth. We were more effective in initiating price increases in 2004 due to a disciplined approach towards customer profitability analysis and utilizing our pricing optimization software. Pricing increased 0.8%, or $2.2 million, and energy related surcharges increased 0.2%, or $0.5 million, versus 2003. Internal volume was up 3.2%, primarily from year-over-year growth in landfill tonnage, national accounts and temporary industrial business.

Total Cost of Operations. Total cost of operations increased $18.7 million, or 10.5%, to $196.0 million in 2004 from $177.3 million in 2003. Total cost of operations as a percentage of revenues increased from 65.7% to 67.8% for 2003 and 2004, respectively.

The following table summarizes the components of operating expense as a percentage of revenue:

	2003	2004	change
Labor and related benefits	19.5%	19.4%	-0.1%
Landfill fees (1)	20.3%	21.1%	0.8%
Third-party transfer and disposal (2)	5.6%	6.9%	1.3%
Fuel (3)	3.5%	3.9%	0.4%
Repairs and maintenance - fleet	8.7%	8.4%	-0.3%
Other fleet costs (insurance & licensing)	4.1%	4.3%	0.2%
Container costs	1.3%	1.3%	0.0%
Other	2.3%	2.8%	0.5%

Total cost of service operations	65.3%	68.1%	2.8%

Cost (benefit) of equipment sales	0.4%	-0.3%	-0.7%

Total cost of operations	65.7%	67.8%	2.1%

(1)	Increase in disposal pricing primarily for residential product line.
(2)	Increase due to growth of our national accounts program, resulting in reliance on third-party services in some areas due to a lack of operational presence in certain markets.
(3)	Fuel costs rose to a five year high nationally, mitigated somewhat by surcharges.

Selling, General & Administrative Expenses. SG&A increased $1.8 million, or 4.6%, to $39.9 million in 2004 from $38.1 million in 2003. SG&A as a percentage of revenues decreased to 13.7% in 2004 from 14.1% in 2003.

The following table summarizes the components of SG&A expenses as a percentage of revenue:

	2003	2004	change
Labor and related benefits (1)	7.9%	7.2%	-0.7%
Provision for doubtful accounts (2)	0.7%	1.3%	0.6%
Professional fees	1.2%	1.3%	0.1%
Rent- site & building	0.7%	0.6%	-0.1%
Other	3.6%	3.3%	-0.3%

Total SG&A	14.1%	13.7%	-0.4%

(1)	2003 included a $1.8 million charge related to life insurance policy restructuring.
(2)	2004 includes a charge of approximately $2.5 million to bad debt expense to write off or reserve for accounts receivable of a major customer.

Depreciation and Amortization. Depreciation and amortization decreased $1.1 million, or 3.6%, to $29.4 million in 2004 from $30.5 million in 2003. Depreciation and amortization, as a percentage of revenues, decreased to 10.1% in 2004 from 11.3% in 2003. Of this decrease, $0.5 million was related to decreased fleet depreciation due to fewer power units and maturity of depreciable lives on some assets. Landfill site and cell amortization expense was $0.6 million higher due to increased landfill tonnage. Closure/post-closure amortization costs were $1.5 million lower in 2004 due primarily to expansion permits obtained for our Sampson facility, previously deemed at airspace capacity. In accordance with SFAS No. 143, effective January 1, 2003, landfill assets are amortized to depreciation and amortization expense as airspace is consumed over the life of the specific final capping event or the life of the landfill for closure and post-closure.

Gain on Sale of Collection and Hauling Operations. We recognized a gain on sale of collection and hauling operations totaling approximately $3.5 million in 2004 from the sale of operations in Mississippi and Tennessee. In 2003, we recognized a gain of approximately $0.7 million on divestiture of assets in certain markets that did not meet our profitability goals.

Asset Impairment. We recognized a $1.4 million impairment charge in 2004 related to our determination that certain landfill permitting efforts had a less than probable chance of success. The remaining $0.3 million related to impairment of fixed assets temporarily taken out of service.

Interest Expense (net of interest income). Interest expense (net of interest income) increased $53,000 in 2004.

Income Tax Expense. Income tax expense increased $0.7 million to $6.9 million in 2004 from $6.2 million in 2003 due primarily to higher pre-tax income. The effective tax rate dropped to 36.9% in 2004 from a rate of 41.0% in 2003, which was affected by tax treatment on the sale of certain collection and hauling operations.

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

Net Income. Net income increased $4.0 million, or 50.8%, to $11.8 million in 2004 from $7.8 million in 2003. This increase was attributable to the changes explained above, most notably, $2.8 million higher gains on disposal of operations, increased sales revenue, and a lower effective tax rate.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Revenues. Total revenues increased $18.6 million, or 7.4%, to $270.5 million in 2003 from $251.8 million in 2002. This increase was attributable primarily to the effect of six businesses acquired during the year ended December 31, 2003 and eight businesses and contracts acquired during the year ended December 31, 2002, offset by the disposition of four businesses resulting in a net increase of $12.7 million. Also contributing to the increase in revenues were an increase of approximately $1.1 million in industrial revenue, an increase of approximately $1.5 million in residential service revenue, an increase of approximately $4.8 million in landfill, disposal and special waste revenue, and an increase in annexation fees, fuel surcharges and other miscellaneous revenue of approximately $2.5 million. These increases were offset by a decrease of approximately $4.0 million in transfer station revenue due to the loss of a municipal contract, compared to the same period in 2002.

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

Total Cost of Operations. Total cost of operations increased $15.3 million, or 9.4%, to $177.3 million in 2003 from $162.0 million in 2002. This increase was primarily attributed to the effect of six businesses acquired during the year ended December 31, 2003 and eight businesses and contracts acquired during the year ended December 31, 2002, offset by the disposition of four businesses during 2003 resulting in an increase in disposal and transfer expenses of $11.6 million, increased casualty and workers compensation insurance of approximately $2.8 million and increased labor costs and associated expenses of approximately $0.9 million. Total cost of operations as a percentage of revenues increased from 64.3% to 65.7% for 2002 and 2003, respectively.

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

Interest Expense (net of interest income). Interest expense (net of interest income) decreased $1.4 million, or 12.7%, to $9.8 million in 2003 from $11.2 million in 2002. This decrease was primarily attributable to lower average debt levels and interest rates during the majority of 2003, compared to 2002. Debt increased in the third quarter of 2003 by $15.3 million due to acquisition activity and landfill expansion in the third and fourth quarters of 2003. Interest expense includes amortization of deferred financing costs.

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

Liquidity and Capital Resources

Our working capital at December 31, 2004 was a negative $6.9 million and a negative $0.3 million at December 31, 2003. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facility and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2005.

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

On August 27, 2003, we amended and extended our revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank acts as agent. This Fleet credit facility provides up to $175 million through February 2007. Virtually all of our assets, and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the Fleet credit facility. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the Fleet credit facility. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The Fleet credit facility bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of our funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for Euro rate borrowings. The Fleet credit facility requires us to maintain financial ratios and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. As of December 31, 2004, $77.0 million was outstanding under the Fleet credit facility, and the average interest rate on outstanding borrowings was approximately 4.4%. Availability under the facility was approximately $42.0 million as of December 31, 2004.

On September 10, 2003, we entered into a $9.5 million income tax exempt variable rate bond with Sampson County, North Carolina for the funding of expansion at our landfill in that county. This bond was in addition to our existing $30.9 million Sampson bond. Both bonds are backed by a letter of credit issued by Wachovia Bank & Trust as a participating lender under our Fleet syndication. The average interest rate on outstanding borrowings under both Sampson bonds was approximately 4.0% at December 31, 2004.

As of December 31, 2004, we had the following contractual obligations and commercial commitments (in thousands):

PAYMENTS DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1) (2)	$194,673	$18,036	$108,080	$10,404	$58,153
Expected landfill liabilities (3)	5,272	3,162	2,110	—	—
Disposal agreements	1,255	1,226	29	—	—
Capital expenditures	4,656	4,656	—	—	—
Operating leases	7,294	2,188	3,147	1,675	284
Capital leases	383	178	205	—	—

Total contractual cash obligations	$213,533	$29,446	$113,571	$12,079	$58,437

(1)	Includes amounts outstanding as of December 31, 2004 of $77.0 million under our Fleet credit facility, $39.3 million under the Prudential term facilities, and $40.4 million under the Sampson bond facilities. Our Fleet credit facility allows us to borrow up to $175 million provided we are in compliance with loan covenants. Availability under the Fleet facility was approximately $42.0 million at December 31, 2004.
(2)	As disclosed in Note 10 of our financial statements, we have entered into various interest rate swaps which fixed the interest rate for a portion of our debt through 2007. Additionally, we have entered into commodity swap contracts to hedge our recycling revenue received for old corrugated cardboard. The commodity swap contracts have a 3 year term. As of December 31, 2004, the fair value of the interest rate swap agreements recorded on our consolidated balance sheets was an asset of approximately $0.6 million. The fair value of the commodity swap contracts are recorded on our consolidated balance sheets as a liability of approximately $0.5 million.
(3)	Landfill liabilities are based on current costs and include capping, closure, post closure and environmental remediation costs. These costs represent the total expected landfill liabilities we will incur over the life of our landfills. We recognize these liabilities as airspace which is consumed in each landfill.

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

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit	$14,702	$14,702	$—	$—
Performance bonds	27,105	18,583	8,522	—

Total commercial Commitments	$41,807	$33,285	$8,522	$—

Net cash provided by operating activities totaled $46.5 million for the year ended December 31, 2004 and consisted primarily of net income of $11.8 million plus non-cash adjustments (e.g. depreciation and amortization, etc.) of $33.4 million and net changes in assets/liabilities of $1.3 million.

For the year ended December 31, 2004, net cash used in investing activities was $34.2 million. Of this, $21.8 million was used to fund the cash portion of acquisitions, offset by $17.7 provided from the sale of collection and hauling operations, $1.5 million was used for acquisition related liabilities and $32.2 million was used for capital expenditures, of which $11.4 million was for landfill expansion, with the balance primarily for investments in equipment, consisting primarily of trucks and containers. Cash inflows from investing activities included $3.2 million received from the sale of property and equipment.

Capital expenditures were $32.2 million for 2004 compared to $29.6 million in 2003. We expect to fund our planned 2005 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with regulatory requirements. We might also be required to make significant expenditures to obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any newly acquired disposal facilities. The amount of these expenditures cannot be currently determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal businesses and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities (to the extent we could not fund such acquisitions with our common stock).

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

Our estimate of capping, final closure of our operating facilities, and post-closure monitoring costs considers when the costs would actually be paid and factor in inflation and discount rates. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. Due to the inherent uncertainties related to the total costs for capping, final closure of our operating facilities and post-closure monitoring costs, there can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations.

For the year ended December 31, 2004, net cash used in financing activities was $14.0 million, which primarily included net repayments of long-term debt (including capital leases) of $11.9 million and dividends paid of $2.2 million.

At December 31, 2004, we had approximately $157.0 million of long-term and short-term borrowings outstanding (including capital leases) and approximately $41.8 million in letters of credit including performance bonds. The ratio of our total debt (including capital leases) to total capitalization was 57.1% at December 31, 2004, compared to 61.2% as of December 31, 2003.

Off-Balance Sheet Arrangements

At December 31, 2004, we had no off-balance sheet arrangements.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments. SFAS 123R requires all entities to recognize compensation expense in their statements of operations for all share-based payments (e.g., stock options and restricted stock) granted to employees based upon the fair value of the award on the grant date. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer permitted.

The pronouncement must be adopted by July 1, 2005. We expect to adopt the pronouncement on July 1, 2005.

As permitted by SFAS 123, we currently account for share-based payments to our employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall cash flows or financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share included within Note 1 to our consolidated financial statements.

In November 2004, the FASB issued EITF Issue 03-13, Applying the Conditions in Paragraph 42 of FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, In Determining Whether to Report Discontinued Operations. The Task Force reached a consensus that classification of a disposed component as a discontinued operation is appropriate only if the ongoing entity:

•	has no continuing direct cash flows (and further clarifies what constitutes a direct cash flow); and

•	does not retain an interest, contract, or other arrangement sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction.

Issue 03-13 will be applied by the Company to components that are disposed of or classified as held for sale in periods beginning after December 15, 2004, as required. This statement, upon adoption, will have an impact on the presentation of the Company’s business dispositions in future years. In 2003 and 2004, exchanges of assets were not required to be shown as discontinued operations, based on the Company’s interpretation of SFAS No. 144.

RISK FACTORS

As previously mentioned in our Note Relating to Forward- Looking Statements, there are numerous risks and uncertainties associated with our business. We have included a brief discussion of some of these types of risks below:

Competition

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. The waste industry currently consists of large national waste management companies, and local and regional companies of varying sizes and financial resources. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial competitive advantages because tax revenues and tax-exempt financing are available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage.

In addition, competitors may reduce their prices to expand sales volume or to win competitively bid contracts. When this happens, we may rollback prices or offer lower pricing to attract or retain our customers, resulting in a negative impact to our yield on base business.

Acquisitions

Our growth strategy includes expanding through acquisitions, acquiring additional exclusive arrangements and generating internal growth. Most of our growth has been through acquisitions. Although we have identified numerous acquisition candidates that we believe are suitable, we may not be able to acquire them at prices or on terms and conditions favorable to us. Our ability to grow also depends on several other factors, including:

•	the availability of capital to support our growth;

•	our ability to compete with existing and emerging companies;

•	our ability to maintain profit margins in the face of competitive pressures;

•	our ability to continue to recruit, train and retain qualified employees; and

•	continued strong demand for our services.

Difficulties in any of these areas could hinder our growth.

Economic Conditions

U.S. economic conditions may have an adverse impact on our operating performance and results of operations. Our business is affected by general economic conditions. Weakness in the U.S. economy has a negative effect on our operating results, including decreases in revenues and operating cash flows. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover. If economic conditions deteriorate, we will experience pressure on the pricing that we are able to achieve for our services. In addition, worsening economic conditions may lead to further negative effects of customer turnover. There can be no assurance that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results. Additionally, there can be no assurance that an improvement in economic conditions will result in an immediate, if at all, positive improvement in our operating results.

Fuel

The price and supply of fuel are unpredictable, and can fluctuate significantly based on international political and economic circumstances, as well as other events outside our control, such as actions by OPEC and other oil and gas producers, regional production patterns and environmental concerns. We need fuel to run our collection and transfer trucks and equipment used in our landfill operations, and price escalations or reductions in the supply will likely increase our operating expenses and have a negative impact on income from operations and cash flows. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we are not able to pass through all of the increased costs and some customers’ contracts prohibit any pass through of the increased costs. Additionally, as fuel prices increase, many of our vendors raise their prices as a means to offset their own rising costs.

Regulation

We are subject to costly environmental regulations and environmental litigation. Our equipment, facilities, and operations are subject to extensive and changing federal, state, and local environmental laws and regulations relating to environmental protection and occupational health and safety. These include, among other things, laws and regulations governing the use, treatment, storage, and disposal of solid and hazardous wastes and materials, air quality, water quality and the remediation of contamination associated with the release of hazardous substances.

Our compliance with these regulatory requirements is costly. Government laws and regulations often require us to enhance or replace our equipment and to modify landfill operations or initiate final closure of a landfill. We cannot assure you that we will be able to implement price increases sufficient to offset the cost of complying with these laws and regulations. In addition, environmental regulatory changes could accelerate or increase expenditures for closure and post-closure monitoring at solid waste facilities and obligate us to spend sums in addition to those presently accrued for such purposes.

In addition to the costs of complying with environmental regulations, we incur costs to defend against litigation brought by government agencies and private parties who allege we are in violation of our permits and applicable environmental laws and regulations. As a result, we may be required to pay fines, implement corrective measures or may have our permits and licenses modified or revoked. We are, and also may be in the future, defendants in lawsuits brought by governmental agencies and surrounding landowners who assert claims alleging environmental damage, personal injury, property damage and/or violations of permits and licenses by us. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material negative effect on our financial condition.

Certain of our waste disposal operations traverse state and county boundaries. In the future, our collection, transfer and landfill operations may also be affected by proposed federal legislation that authorizes the states to enact legislation governing interstate shipments of waste. Such proposed federal legislation may allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and may require states, under some circumstances, to reduce the amount of waste exported to other states. If this or similar legislation is enacted in states in which we operate landfills that receive a significant portion of waste originating from out-of-state, our operations could be negatively affected. We believe that several states have proposed or have considered adopting legislation that would regulate the interstate transportation and disposal of waste in the states’ landfills. Our collection, transfer and landfill operations may also be affected by “flow control” legislation which may be proposed in the United States Congress. This proposed federal legislation may allow states and local governments to direct waste generated within their jurisdictions to a specific facility for disposal or processing. If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of waste in our landfills.

Weather

Our collection and landfill operations could be adversely affected by long periods of inclement weather which interfere with collection and landfill operations, delay the development of landfill capacity and/or reduce the volume of waste generated by our customers. In addition, certain of our operations may be temporarily suspended as a result of particularly harsh weather conditions. Severe weather can negatively affect the costs of collection and disposal. Long periods of inclement weather could have an adverse effect on our results of operations.

Seasonality

Our results of operations tend to vary seasonally, with the first quarter typically generating the least amount of revenues, higher revenues in the second and third quarters, and a decline in the fourth quarter. This seasonality reflects the lower volume of waste during the fall and winter months primarily due to lower construction activities. Also, certain operating and selling, general, and administrative costs remain relatively constant throughout the calendar year, which, when offset by these revenues, results in a similar seasonality of operating income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Quantitative Disclosures. We entered into an interest rate swap agreement effective January 1, 2002 to modify the interest characteristics of our outstanding long-term debt and have designated the qualifying instrument as a cash flow hedge. Under the terms of the agreement, the interest rate swap has a notional value of $50.0 million with a fixed rate of 4.2%. The agreement expired November 2004.

In March 2004, we entered into additional interest rate swaps to hedge notional debt values of $30.0 million and $10.0 million, respectively. These swaps are effective for the period of November 2004 through February 2007 with fixed rates of 2.7%.

Our results of operations are impacted by fluctuations in commodity pricing. To reduce our risk to market fluctuations, we entered into two commodity swap contracts effective January 1, 2003 and June 1, 2003, respectively, to hedge our recycling revenue received for old corrugated cardboard (“OCC”), the pricing of which was volatile in 2003 and 2004, and have designated the qualifying instruments as cash flow hedges. The contracts each hedge 18,000 tons of OCC at $70.00 a ton for a term of three years. In November 2004, we entered into a contract effective January 1, 2005, to hedge another 18,000 tons of OCC at $90 a ton for a term of three years. The notional amounts hedged under these agreements represent approximately 36% of our current OCC volume.

We have used heating oil option agreements to manage a portion of our exposure to fluctuation in diesel fuel oil prices. To date, such agreements have not been significant to our financial condition and results of operations. On December 28, 2004, we entered into a heating oil hedge contract, effective January 1, 2005, to cap our exposure on 1.2 million gallons of diesel fuel at $1.90 per gallon. The hedge coverage represents approximately 80% of our first quarter diesel fuel requirements, and expires on March 31, 2005.

Our market risk exposure has not changed materially during the 12 months ended December 31, 2004.

The following table below presents principal cash flows and related weighted average interest rates of our long-term debt at December 31, 2004 by expected maturity dates. Fair values have been determined based on our incremental borrowing rate as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total Carrying Value	Total Fair Value
	(In thousands)
Fixed Rate
7.53%	$3,571	$3,571	$—	$—	$—	$—	$7,142	$7,422
7.21%	3,572	3,572	3,572	3,572	—	—	14,288	15,643
7.09%	3,572	3,572	3,571	3,571	3,571	—	17,857	19,747
7.00%	18	3	—	—	—	—	21	23

Variable Rate
4.36%	—	—	77,000	—	—	—	77,000	77,000
4.04%	—	—	—	—	—	40,355	40,355	40,355

	$10,733	$10,718	$84,143	$7,143	$3,571	$40,355	$156,663	$160,190

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as required by Rules 13a-15 of the Securities Exchange Act of 1934, or the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2004, based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective to provide reasonable assurance that our disclosure controls and procedures meet their objective.

Internal Control Over Financial Reporting

In connection with the audit of the fiscal year ended December 31, 2004, Deloitte & Touche LLP (“Deloitte”), our independent registered public accounting firm, noted matters involving our internal controls that it considered to be reportable conditions, and together a material weakness, under the interim standards of the Public Company Accounting Oversight Board, or PCAOB. Under the PCAOB interim standards, reportable conditions involve matters relating to (i) significant deficiencies in the design or operation of internal controls that, in Deloitte’s judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management on the financial statements and (ii) material weaknesses, in which the design or operation of one or more of the internal control components, in Deloitte’s judgment, does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The reportable conditions were as follows:

•	inadequate analysis of deferred income tax balances and changes in our income tax provision;

•	inadequate accounting for lease agreements including capitalization and expense recognition; and

•	inadequate review of the adequacy of the allowance for doubtful accounts, specifically concerned with a complex customer arrangement and related exposure.

Our management has discussed these reportable conditions with our Audit Committee and is taking actions to address the reportable conditions including:

•	performing more detailed analyses of income taxes, including development of a tax basis balance sheet;

•	implementing more stringent policies for approval of and accounting for lease agreements, including detailed documentation of analyses performed and reviews;

•	performing more detailed analyses of accounts receivable from major customers, including management review to ensure that an appropriate level of understanding of the details of the transaction is achieved; and

•	hiring additional qualified staff to assist in more detailed analyses and review.

We believe these actions will eliminate the reportable conditions.

Except as described above, there were no changes in our internal control over financial reporting in connection with our evaluation that occurred during our last fiscal quarter that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Some information required by Part III is omitted from this report because we will file a definitive proxy statement for our 2005 Annual Meeting of Shareholders within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K regarding beneficial ownership of our common stock is incorporated by reference to the information under the heading “Other Information – Principal Shareholders” in the Proxy Statement. The information required by Item 12 of Form 10-K regarding our one equity compensation plan is found in Item 5 of this report under the heading “Equity Compensation Plan.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Certain Transactions” in the Proxy Statement.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information under the heading “Proposal No. 2 – Ratification of Independent Auditors” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report or incorporated herein by reference:

1. Financial Statements. See Index to Consolidated Financial Statements on page F-1.

2. Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts on page S-1.

The financial statement schedule should be read in conjunction with the consolidated financial statements. The financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or included in the notes thereto.

(b) Exhibits.

The exhibits filed as part of this Report are listed.

EXHIBIT NO.	DESCRIPTION
2.2(a)	Agreement and Plan of Merger dated as of September 9, 1998, by and among the Registrant, TWS Merger Corporation, TransWaste Services, Inc., the shareholders of TransWaste Services, Inc., Thomas C. Cannon and James F. Taylor.

3.1(b)	Articles of Incorporation, as currently in effect.

3.2(b)	Bylaws.

10.1(c)	1997 Stock Plan, as amended on August 4, 2003.

10.2(b)	Credit Agreement with Branch Banking and Trust Company dated April 3, 1996.

10.3(b)	Note Purchase and Private Shelf Agreement with The Prudential Insurance Company of America dated April 3, 1996.

10.4(d)	Note Purchase and Private Shelf Agreement with The Prudential Insurance Company of America dated as of June 30, 1998.

10.5(e)	Senior Subordinated Loan and Security Agreement dated February 2, 1999 between Liberty Waste Lending Company, LLC, a subsidiary of the Registrant, and Liberty Waste Services, LLC and its direct and indirect subsidiaries.

10.6(e)	Option Agreement dated February 2, 1999 between the Registrant and Liberty Waste Services, LLC.

10.7(f)	Revolving Credit Agreement dated as of November 9, 1999 by and among the Registrant and its subsidiaries, the lending institutions party thereto, BancBoston, N.A., as Administrative Agent, BancBoston Robertson Stephens Inc., as Arranger, and Branch Banking and Trust Company, as Documentation Agent.

10.8(g)	First Amendment to Credit Agreement dated February 10, 2000.

10.9(g)	Second Amendment to Credit Agreement dated June 14, 2000.

10.10(g)	Third Amendment to Credit Agreement dated October 31, 2000.

10.11(g)	Fourth Amendment to Credit Agreement dated November 2000.

10.12(h)	Fifth Amendment to Credit Agreement dated March 31, 2001.

10.13(h)	Sixth Amendment to Credit Agreement dated March 29, 2002.

10.14(i)	Change in Control Agreement dated October 30, 2001 between the Registrant and D. Stephen Grissom.

10.15(j)	Amended and Restated Note Purchase Agreement dated March 31, 2001 among the Company and The Prudential Insurance Company of America and Affiliates.

10.16(j)	Amended and Restated Note Purchase and Private Shelf Agreement dated March 31, 2001 among the Company and The Prudential Insurance Company of America and Affiliates.

10.17(j)	Amendment and Consent dated August 27, 2003 among the Company and Prudential Insurance Company and Affiliates, amending the Amended and Restated Note Agreement and the Amended and Restated Note Purchase and Private Shelf Agreement dated March 31, 2001.

10.18(j)	Amended and Restated Revolving Credit Agreement dated August 27, 2003 among the Company and Fleet National Bank, Wachovia Bank, Branch Banking and Trust Company and other lenders.

10.19 (k)	Amendment and Consent effective March 31, 2004 among the Company and Prudential Insurance Company and Affiliates, amending the Amended and Restated Note Agreement and the Amended and Restated Note Purchase and Private Shelf Agreement dated March 31, 2001.

10.20 (k)	Amendment and Consent effective March 31, 2004, amending the Revolving Credit Agreement dated August 27, 2003 among the Company and Fleet National Bank, Wachovia Bank, Branch Banking and Trust Company and other lenders.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to rule 15d-14 (a) under the Securities Exchange Act . of 1934.

31.2	Certification of the Chief Financial Officer pursuant to rule 15d-14 (a) under the Securities Exchange Act . of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Current Report on Form 8-K dated September 25, 1998.
(b)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-25631).
(c)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(d)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(e)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
(f)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(g)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(h)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(i)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(j)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(k)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE INDUSTRIES USA, INC.

Date: April 11, 2005	By:	/s/ Jim W. Perry
JIM W. PERRY
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ Jim W. Perry	Director, President and Chief Executive	April 11, 2005
JIM W. PERRY	Officer (Principal Executive Officer)

/s/ D. Stephen Grissom	Chief Financial Officer (Principal	April 11, 2005
D. STEPHEN GRISSOM	Financial and Accounting Officer)

/s/ Lonnie C. Poole, Jr.	Chairman	April 11, 2005
LONNIE C. POOLE, JR.

/s/ James R. Talton	Director	April 11, 2005
JAMES R. TALTON

/s/ Paul F. Hardiman	Director	April 11, 2005
PAUL F. HARDIMAN

/s/ Glenn E. Futrell	Director	April 11, 2005
GLENN E. FUTRELL

/s/ James A. Walker	Director	April 11, 2005
JAMES A. WALKER

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Waste Industries USA, Inc. and Subsidiaries

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Waste Industries USA, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Waste Industries USA, Inc. and subsidiaries at December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1(l) and 7 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards, No. 143, Accounting for Asset Retirement Obligations.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

April 11, 2005

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2003	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,127	$2,445
Accounts receivable - trade, net	31,235	30,134
Accounts receivable - other	1,182	1,468
Inventories	1,427	1,526
Deferred income taxes	1,350	2,740
Prepaid expenses and other current assets	2,438	2,762

Total current assets	41,759	41,075

PROPERTY AND EQUIPMENT, net	191,309	198,551
GOODWILL, net	85,957	87,902
OTHER INTANGIBLE ASSETS, net	4,165	4,800
RESTRICTED CASH - BONDS	822	—
OTHER NONCURRENT ASSETS	6,516	4,720

TOTAL ASSETS	$330,528	$337,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$13,299	$14,627
Accrued liabilities and other payables	8,753	7,834
Current maturities of long-term debt	10,723	10,733
Accrued wages and benefits	6,052	5,625
Closure/post-closure liabilities	816	3,162
Deferred revenue	2,421	5,949

Total current liabilities	42,064	47,930

LONG-TERM DEBT, NET OF CURRENT MATURITIES	157,657	145,930
NONCURRENT DEFERRED INCOME TAXES	18,240	22,629
OTHER LONG-TERM LIABILITIES	5,608	2,848
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
SHAREHOLDERS’ EQUITY:
Common stock, no par value, shares authorized 80,000,000 shares issued and outstanding: 2003 - 13,492,402; 2004 - 13,494,869	39,139	39,308
Paid-in capital	7,342	7,342
Retained earnings	61,369	71,005
Unrealized gains (losses) on cash flow hedges	(891)	56

Total shareholders’ equity	106,959	117,711

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$330,528	$337,048

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2003 and 2004

(In Thousands, Except Per Share Data)

	2002	2003	2004
REVENUES:
Service revenues	$250,543	$269,208	$290,864
Equipment sales	1,285	1,257	861

Total revenues	251,828	270,465	291,725

OPERATING COSTS AND EXPENSES:
Operating (exclusive of depreciation and amortization shown below)	161,165	176,160	196,787
Equipment sales	891	780	470
Selling, general and administrative	33,832	38,114	39,863
Depreciation and amortization	27,697	30,549	29,450
Loss (gain) on sale of property and operating equipment	(49)	350	(1,274)
Loss (gain) on sale of collection and hauling operations	121	(720)	(3,482)
Impairment of property and equipment and other assets	316	517	1,707

Total operating costs and expenses	223,973	245,750	263,521

OPERATING INCOME	27,855	24,715	28,204

Interest expense	11,377	9,891	9,931
Interest income	(213)	(141)	(128)
Other	(588)	(96)	(304)

Total other expense, net	10,576	9,654	9,499

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	17,279	15,061	18,705
INCOME TAX EXPENSE	6,317	6,171	6,908

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	10,962	8,890	11,797
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX BENEFIT OF $614	—	(1,067)	—

NET INCOME	$10,962	$7,823	$11,797

EARNINGS PER SHARE
Basic:
Before cumulative effect of a change in accounting principle	$0.82	$0.66	$0.87
Cumulative effect of a change in accounting principle	—	(0.08)	—

NET INCOME	$0.82	$0.58	$0.87

Diluted:
Before cumulative effect of a change in accounting principle	$0.82	$0.66	$0.86
Cumulative effect of a change in accounting principle	—	(0.08)	—

NET INCOME	$0.82	$0.58	$0.86

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,336	13,439	13,497

Diluted	13,351	13,558	13,665

CASH DIVIDENDS PAID	$—	$1,077	$2,161

See Notes to Consolidated Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2002, 2003 and 2004

(In Thousands)

	SHARES		COMMON STOCK	PAID-IN CAPITAL	RETAINED EARNINGS	SHAREHOLDERS’ LOANS	UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	TOTAL SHAREHOLDERS’ EQUITY
	AUTHORIZED	OUTSTANDING
Balance, January 1, 2002	80,000	13,334	$38,088	$7,245	$43,661	$(1,382)	—	$87,612
Net income	—	—	—	—	10,962	—	—	10,962
Other comprehensive loss, net of taxes of $853
Unrealized loss on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	(1,366)	(1,366)

Other comprehensive loss	—	—	—	—	—	—	—	(1,366)

Comprehensive income	—	—	—	—	—	—	—	9,596
Issuances of stock	—	4	28	—	—	—	—	28
Increase in shareholders’ loans	—	—	—	—	—	(266)	—	(266)

Balance, December 31, 2002	80,000	13,338	38,116	7,245	54,623	(1,648)	(1,366)	96,970
Net income	—	—	—	—	7,823	—	—	7,823

Other comprehensive income, net of taxes of ($272)
Unrealized gain on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	475	475

Other comprehensive income	—	—	—	—	—	—	—	475

Comprehensive income	—	—	—	—	—	—	—	8,298
Income tax benefit from stock options	—	—	—	97	—	—	—	97
Issuances of stock	—	103	688	—	—	—	—	688
Exercise of stock options	—	51	335	—	—	—	—	335
Decrease in shareholders’ loans	—	—	—	—	—	1,648	—	1,648
Cash dividends paid	—	—	—	—	(1,077)	—	—	(1,077)

Balance, December 31, 2003	80,000	13,492	39,139	7,342	61,369	—	(891)	106,959
Net income	—	—	—	—	11,797	—	—	11,797

Other comprehensive income, net of taxes of ($554)
Unrealized gain on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	947	947

Other comprehensive income	—	—	—	—	—	—	—	947

Comprehensive income	—	—	—	—	—	—	—	12,744
Issuances of stock	—	4	48	—	—	—	—	48
Exercise of stock options	—	19	121	—	—	—	—	121
Cancellation of shares	—	(20)	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	(2,161)	—	—	(2,161)

Balance, December 31, 2004	80,000	13,495	$39,308	$7,342	$71,005	$—	$56	$117,711

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2003 and 2004

(In Thousands)

	2002	2003	2004
OPERATING ACTIVITIES:
Net income	$10,962	$7,823	$11,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,697	30,549	29,450
Amortization of debt issuance costs	891	630	744
(Gain) loss on sale of property and equipment	(49)	350	(1,274)
Impairment of property and equipment and other assets	316	517	1,707
Loss (gain) on sale of collection and hauling operations	121	(720)	(3,482)
Cumulative effect of change in accounting principle	—	1,067	—
Provision for doubtful accounts	1,530	2,219	3,687
Stock compensation expense	28	120	48
Provision (benefit) for deferred income taxes	4,304	(1,564)	2,525
Forgiveness of officer loans	—	1,118	—
Changes in operating assets and liabilities, net of effects from acquisition and disposition of related businesses:
Current operating assets and liabilities (excluding cash and cash equivalents)	(6,532)	(22)	1,662
Other noncurrent assets and liabilities	513	(3,334)	527
Closure/post-closure liabilities	1,112	323	(907)

Net cash provided by operating activities	40,893	39,076	46,484

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	1,925	2,510	3,220
Proceeds from sale of collection and hauling operations	—	16,302	17,694
Purchases of property and equipment	(18,178)	(29,557)	(32,199)
Acquisitions of related business, net of cash acquired	(6,093)	(39,823)	(21,785)
Settlement of acquisition liabilities	48	1,644	(1,537)
Collection of notes receivables	—	—	397

Net cash used in investing activities	(22,298)	(48,924)	(34,210)

FINANCING ACTIVITIES:
Proceeds from issuance of long term debt	4,009	40,176	19,010
Principal payments of long-term debt	(21,762)	(24,381)	(30,727)
Principal payments of capital lease obligations	(729)	(439)	(160)
Financing costs	—	(2,373)	(39)
Dividends paid	—	(1,077)	(2,161)
Increase in advances under shareholders’ loans	(266)	—	—
Net proceeds from exercise of stock options	—	335	121

Net cash (used in) provided by financing activities	(18,748)	12,241	(13,956)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(153)	2,393	(1,682)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,887	1,734	4,127

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,734	$4,127	$2,445

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$10,283	$9,347	$9,203

Cash paid for income taxes	$3,200	$5,513	$5,309

Supplemental Schedule of Noncash Transactions—

During 2004, the Company acquired approximately $0.4 million of fixed assets by entering into a capital lease arrangement.

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Significant Accounting Policies—The significant accounting policies are summarized below:

a. Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for uncollectible accounts, self-insurance reserves, fair value of derivative financial instruments, closure/post closure liabilities and assumptions used in testing the recoverability of goodwill, intangible assets and fixed assets. Actual results could differ from these estimates.

b. Cash and Cash Equivalents— For the purposes of presentation in the financial statements, cash equivalents include highly liquid investments with original maturities of three months or less.

c. Allowance for Doubtful Accounts— The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Its estimated allowance for doubtful accounts is based upon historical collection trends, type of customer, such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The allowance for doubtful accounts was $2.6 million and $2.3 million at December 31, 2003 and 2004, respectively. One customer, Crisp County Solid Waste Management Authority (“the Authority”) represented approximately $1.0 million of the allowance for doubtful accounts at December 31, 2003 and 2004. Late in the preparation of its Annual Report on Form 10-K for the year ended December 31, 2004, the Company became aware of circumstances that raised substantial doubt as to the collectibility of accounts receivable from this customer and for 2004 increased its allowance related to these receivables by $2.5 million to $4.1 million and wrote off approximately $3.1 million, leaving a reserve of approximately $1.0 million for the Authority. Additionally, the Company has fully reserved for a $1.0 million note receivable from this customer. Refer to Note 13 for additional information regarding the Authority.

If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

d. Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risks consist primarily of accounts receivable. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base. No single customer of ours accounted for more than 4.0% of our revenues in 2002, 2003 and 2004. One customer, the Authority, accounted for approximately 11% and 4% of our net accounts receivable balance as of December 31, 2003 and 2004, respectively. Please refer to Note 13 for further discussion. The Company does not believe that the loss of any single customer would have a material adverse effect on its results of operations.

e. Inventories— Inventories consist of operating materials and supplies held for use and are stated at the lower of cost or market (less costs to sell) using the specific-identification method.

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f. Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization expense are calculated on the straight-line method. Estimated useful lives are as follows:

Land improvements	7 years
Machinery and equipment	5 to 10 years
Rolling stock	5 to 12 years
Containers	10 years
Furniture and fixtures	5 to 7 years
Computers and software	3 to 5 years
Buildings	30 years

Landfill permitting, acquisition and preparation costs are amortized using a units-of-consumption method as permitted airspace of the landfill is consumed. In some circumstances, the Company includes airspace that is not currently permitted but is part of an expansion effort in its estimate of available airspace. To do so, the following criteria must be met:

•	the land where the expansion is being sought is contiguous to the current disposal site, and is either owned by the Company or the property is under option, purchase, operating or other agreement;

•	total development costs, final capping costs, and closure/post-closure costs have been determined;

•	internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial operational impact;

•	internal or external personnel are actively working to obtain the necessary approvals to obtain the landfill expansion permit;

•	obtaining the expansion is considered probable. For a pursued expansion to be considered probable, there must be no significant, known technical, legal, community, business, or political restrictions or similar issues existing that could impair the success of the expansion; and,

•	the land where the expansion is being sought has the proper zoning or proper zoning can readily be obtained.

Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. Interest capitalized for the years ended December 31, 2002, 2003 and 2004 was $161,000, $235,000 and $125,000, respectively. In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfill’s permitted and probable to be permitted capacity. Units-of-consumption amortization rates are determined annually. The rates are determined by management based on estimates provided by the Company’s internal and third party engineers, and consider the information provided by surveys which are performed at least annually.

Direct costs related to the development of specific landfill sites are capitalized if the land on which the site is being developed is either owned by the Company or is under option, purchase, operating or other agreement and it is probable that the Company will obtain the required permits to operate the landfill. Indirect costs are expensed as incurred.

Management routinely reviews its investment in operating landfills to determine whether the costs of these investments are realizable. Judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of the Company’s landfills.

g. Intangible Assets— Intangible assets primarily consist of goodwill (indefinite life), customer lists (definite life) and noncompete agreements (definite life) acquired in business combinations.

Effective January 1, 2002, the Company discontinued amortization of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company completed its transitional goodwill impairment test using the provisions of SFAS No. 142 as of January 1, 2002 and determined that there was no goodwill impairment. The Company determined it operates as one reporting unit based on its current reporting structure.

On an ongoing basis, the Company performs an annual goodwill impairment test. At least quarterly, the Company analyzes whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. An impairment adjustment after adoption of SFAS No. 142, if any, will be recognized as an operating expense. The Company adopted July 31 as its annual assessment date. The Company completed its annual impairment test July 31, 2004 and determined that there was no goodwill impairment.

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets with a definite life are amortized over their expected lives, typically five to eight years (see Note 4), and are assessed for impairment on a quarterly basis. Intangible assets with a definite life are tested for impairment based on undiscounted cash follows and if impaired, written down to fair value based on either discounted cash flows or appraised values. A charge of approximately $70,000 was taken in 2004 related to impairment of certain customer lists.

h. Restricted Cash— Restricted cash consisted principally of funds held in trust for the construction of the Sampson County landfill as of December 31, 2003. The funds were used in 2004.

i. Deferred Financing Costs— Included in other noncurrent assets are debt issue costs relating to borrowings (see Note 5). Debt issue costs are amortized to interest expense over the life of the related debt.

j. Derivative Financial Instruments and Other Comprehensive Income(Loss)— The Company utilizes cash flow hedge agreements to manage a portion of its risks related to fluctuations in interest rates and certain commodity prices. The fair values of all derivative instruments are recorded as assets and liabilities in our consolidated balance sheets. The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into a hedge transaction. The Company’s derivative instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In order to qualify for hedge accounting, criteria must be met, including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting changes in fair value of cash flows attributable to the hedged risk during the term of the hedge. Under accounting for cash flow hedges, any gains or losses on the hedge instruments are recognized as a separate component of other comprehensive income (loss).

When it is determined that a hedge is no longer highly effective, the Company discontinues hedge accounting, and any gains or losses on the hedge instrument are recognized in the Company’s consolidated statements of operations.

k. Asset Impairment—Long-lived assets consist primarily of property and equipment, goodwill and other intangible assets. Property and equipment and other intangible assets are carried on the Company’s financial statements based on their cost less accumulated depreciation or amortization. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the Company to write down assets or groups of assets if they become impaired. Recoverability of these assets is tested whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Typical indicators that an asset may be impaired include:

•	a significant decrease in the market price of an asset or asset group;

•	a significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•	current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or

•	a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

If any of these or other indicators occur, the asset is reviewed to determine whether there has been an impairment. An impairment loss is recorded as the difference between the carrying amount and fair value of the asset. See Note 3 for further discussion on asset impairments.

l. Adoption of SFAS No. 143 – Effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retirement of tangible long-lived assets and the associated asset retirement costs. Substantially all of this charge was related to changes in accounting for landfill final capping, closure and post-closure costs. The application of SFAS No. 143 reduced income before cumulative effect of a change in accounting principle for the year ended December 31, 2003 by approximately $1.1 million, net of income tax benefit, or $0.08 per diluted share.

The following pro forma financial information reflects the reported results of operations for the year ended December 31, 2002, as if SFAS No. 143 were adopted on January 1, 2002:

Year Ended December 31, 2002
Net income as reported	$10,962
Pro forma impact of applying SFAS No. 143, net of tax	(700)

Pro forma net income	$10,262

Earnings per share basic and diluted:
Earnings per share as reported	$0.82
Pro forma impact of applying SFAS No. 143, net of tax	(0.05)

Pro forma earnings per share	$0.77

See further discussion related to the impact of the adoption of SFAS No. 143 on the Company’s accounting policies under Landfill Accounting below.

m. Landfill Accounting – Effective January 1, 2003, the Company’s method of accounting for landfill closure and post-closure as well as landfill final capping, changed as a result of its adoption of SFAS No. 143. SFAS No. 143 does not change the basic landfill accounting that the Company and others in the industry have followed historically. Through December 31, 2002, the waste industry generally recognized expenses associated with (1) amortization of capitalized and future landfill asset costs and (2) future closure and post-closure obligations on a units-of-consumption basis as airspace was consumed over the life of the related landfill.

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

Reflected as an asset retirement obligation, on a discounted basis, rather than a capital asset

Closure	Includes last final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified as closed	No change, except that last final capping event of each landfill will be treated as a part of final capping

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description	Historical Practice	Current Practice (Effective January 1, 2003)
Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency	No change

Discount Rate:	Landfill final capping, closure and post-closure obligations were not discounted	Obligations discounted at a credit-adjusted, risk-free rate (8.0% in 2003 and 2004)

Cost Estimates:	Costs were estimated based on performance, principally by third parties, with a small portion performed by the Company	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity

Inflation:	Landfill final capping, closure and post-closure liabilities were not inflated to period of performance	Inflation rate of 2.5% used in 2003 and 2004

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

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n. Self –Insurance Reserves— The Company assumes the risks for medical and dental insurance exposures up to certain loss thresholds set forth in separate insurance contracts. The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by management with assistance from third-party experts. The insurance accruals are influenced by the Company’s past claims experience factors, which have a limited history.

o. Earnings Per Share—Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share include the dilutive effect of stock options using the treasury stock method. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding that include, where appropriate, the assumed exercise of employee stock options.

Earnings per share for the years ended December 31, 2002, 2003 and 2004 is calculated as follows (in thousands, except per share amounts):

	2002	2003	2004
Numerator:
Net income	$10,962	$7,823	$11,797

Denominator:
Denominator for basic earnings per share	13,336	13,439	13,497
Effect of dilutive securities - option to purchase common stock	15	119	168

Denominator for diluted earnings per share	13,351	13,558	13,665

Basic earnings per share	$0.82	$0.58	$0.87

Diluted earnings per share	$0.82	$0.58	$0.86

Antidulitive options to purchase common stock not included in the earnings per share calculation	365	183	111

p. Dividends—The Company declared its first semi-annual cash dividend in 2003 and intends to pay dividends based on sufficient cash available to effect the dividend without impeding the Company’s ability to pay its debts as they become due in the usual course of business.

q. Stock Option Plan—The Company accounts for employee stock compensation in accordance with Accounting Principles Board (“APB”) No. 25, Accounting For Stock Issued To Employees. Under APB No. 25, the total compensation expense, which is recognized over the vesting period of the award, is equal to the intrinsic value at the measurement date, which is the first date that both the exercise price and number of shares to be issued is known.

SFAS No. 123, Accounting For Stock-based Compensation, requires disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the options awarded. Companies are, however, permitted to continue to apply APB No. 25. The Company discloses the information required by SFAS No. 123 (see Note 14).

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had compensation cost for the Company’s stock been determined based on the fair value at the grant dates for awards under the stock plan consistent with the methods required by SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2002, 2003 and 2004 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2002	2003	2004
Net Income:
As reported	$10,962	$7,823	$11,797
Deduct - total stock based compensation determined under fair value based method for all awards	755	542	467

Pro forma — for SFAS No. 123	$10,207	$7,281	$11,330

Earnings Per Share:
Basic:
As reported	$0.82	$0.58	$0.87
Pro forma — for SFAS No. 123	$0.77	$0.54	$0.84

Diluted:
As reported	$0.82	$0.58	$0.86
Pro forma — for SFAS No. 123	$0.76	$0.54	$0.83

The fair value of options granted under the Company’s stock plan during 2002, 2003 and 2004 was estimated using the Black-Scholes option-pricing model and the following assumptions:

	2002	2003	2004
Weighted-average grant-date fair value of options granted	$3.19	$3.06	$3.90
Weighted - average expected lives (years)	5.00	5.00	5.00
Risk-free interest rate	4.58%	2.98%	3.74%
Volatility	50.91%	48.30%	42.19%

r. Revenue Recognition and Deferred Revenue—The Company recognizes collection, transfer, recycling and disposal revenues when persuasive evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collection is reasonably assured. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. Revenues from the sale of recycled materials and equipment are recognized upon delivery.

s. Segment Information—In the past, the Company has disclosed that it operates in four segments that were aggregated and no separate financial information was disclosed. The Chief Operating Decision Maker has indicated that he does not analyze operations and base management decisions on a segmented operations basis. Therefore, the Company has determined that it operates one segment representing the collection, transfer, recycling, and disposal of non-hazardous solid waste in the Southeastern United States.

t. Income Taxes— In accordance with the provisions of SFAS No. 109, Accounting For Income Taxes, income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future income tax consequences attributable to temporary differences between financial statement carrying values and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in the accompanying consolidated statements of operations in the period that includes the enactment date.

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

u. New Accounting Pronouncements— Effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 reduced income before cumulative effect of a change in accounting principle for the year ended December 31, 2003 by approximately $1.1 million, net of the related income tax benefit, or $0.08 per diluted share. Substantially all of this charge was related to changes in accounting for landfill final capping, closure and post-closure costs.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, which was subsequently amended in December 2003 by FIN 46R. FIN 46, as amended by FIN 46R, requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46, as amended by FIN 46R, applies to variable interest entities created after January 31, 2003 and to existing variable interest entities beginning after June 15, 2003. The Company fully adopted FIN 46, as amended by FIN 46R, on March 31, 2004 and this adoption did not have a material impact on the Company’s financial statements.

v. New Accounting Pronouncements Not Yet Adopted— In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments. SFAS 123R requires all entities to recognize compensation expense in their statements of operations for all share-based payments (e.g., stock options and restricted stock) granted to employees based upon the fair value of the award on the grant date. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer permitted.

The pronouncement must be adopted by July 1, 2005. The Company expects to adopt the pronouncement on July 1, 2005.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall cash flows or financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share included within this note to its consolidated financial statements.

In November 2004, the FASB issued EITF Issue 03-13, Applying the Conditions in Paragraph 42 of FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, In Determining Whether to Report Discontinued Operations. The Task Force reached a consensus that classification of a disposed component as a discontinued operation is appropriate only if the ongoing entity:

•	has no continuing direct cash flows (and further clarifies what constitutes a direct cash flow); and

•	does not retain an interest, contract, or other arrangement sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction.

Issue 03-13 will be applied by the Company to components that are disposed of or classified as held for sale in periods beginning after December 15, 2004, as required. This statement, upon adoption, will have an impact on the presentation of the Company’s business dispositions in future years. In 2003 and 2004, exchanges of assets were not required to be shown as discontinued operations, based on the Company’s interpretation of SFAS No. 144.

w. Presentation— Certain 2002 and 2003 financial statement amounts have been reclassified to conform with the 2004 presentation.

x. Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The fair value of the Company’s fixed rate facilities with Prudential Insurance Company of America, using an estimate of interest rates currently available to the Company, was $42.8 million at December 31, 2004. The carrying value of the secured notes was $39.3 million at December 31, 2004. Carrying amounts of the Company’s remaining bank facility, bonds and other installment notes payable approximate fair value because interest rates are primarily variable and, accordingly, approximate current market rates.

y. Allocation of Acquisition Purchase Price – Acquisition purchase price is allocated to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Independent specialists are utilized to aid in the determination of fair values of tangible and

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intangible assets. The Company accrues the payment of contingent purchase price if the events surrounding the contingency are deemed assured beyond a reasonable doubt. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination.

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

From time to time, the Company consummates acquisitions in which it exchanges operations it owns for operations owned by another solid waste company. These exchange transactions require us to estimate the fair market value of either the operations we receive or the operations the Company disposes of, whichever is more clearly evident. To the extent that the fair market value of the operations the Company disposes of differs from the fair market value of the operations it obtains, cash is either remitted or received to offset the difference in fair market values. In 2004, the Company completed an exchange transaction in which it acquired operations of another solid waste company in Georgia for operations in Tennessee and Mississippi, resulting in a pre-tax gain of approximately $3.5 million. In 2003, the Company completed an exchange transaction in which it acquired operations of another solid waste company in Tennessee and Virginia for operations in North Carolina, South Carolina, Alabama and Mississippi, resulting in a pre-tax gain of approximately $0.7 million.

2. BUSINESS ACQUISITIONS AND DISPOSITION

Purchase and Disposition Transactions— During 2003 and 2004, the Company acquired six and nine waste collection and disposal service businesses, respectively, to expand its operations. The Company also disposed of certain operations in exchange for similar operations with similar cash flows. The Company has not reflected the disposed operations as discontinued operations based on its interpretation of SFAS No. 144 which states that the results of operations of a component of an entity that has been disposed of should be reported in discontinued operations only if the cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction. As noted in Note 1, the Company will adopt EITF Issue No. 03-13 for transactions occurring after January 1, 2005.

Effective January 1, 2003, the Company acquired Patriot Waste Systems for approximately $4.8 million in cash and stock. This tuck-in acquisition provides commercial and industrial waste collection services to the Company’s existing operations in the Greensboro and Graham, North Carolina markets.

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

On August 1, 2003, the Company acquired collection operations in Norfolk, Virginia and Clarksville, Tennessee for approximately $32.2 million in cash from Allied Waste Industries. This acquisition is a tuck-in to existing operations in Norfolk, Virginia and is a new market entrance in Clarksville, Tennessee. Simultaneously, the Company sold to Allied Waste Industries collection operations in Charlotte, North Carolina, Sumter, South Carolina, Mobile, Alabama and Biloxi, Mississippi for $16.3 million in cash.

On August 21, 2003, the Company acquired Waste Watchers for approximately $2.6 million in cash. This acquisition is a tuck-in to the Company’s existing operations in Summerville, South Carolina and provides commercial, industrial and residential waste collection services.

Effective January 1, 2004, the Company acquired American Disposal for approximately $103,000 in cash. This tuck-in acquisition expands its residential customer base in its existing operations in the Myrtle Beach, South Carolina market.

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2004, the Company purchased L&M Sanitation for approximately $134,000 in cash. This acquisition of residential services is a tuck-in to its existing operations in Garner, Goldsboro and Fayetteville, North Carolina.

On March 31, 2004, the Company acquired M&M Sanitation for approximately $294,000 in cash. This acquisition of residential collection services is a tuck-in to its existing operations in the Greenville/Spartanburg, South Carolina market.

On April 1, 2004, the Company acquired County Garbage, Inc. for approximately $360,000 in cash. This tuck-in to existing operations in Graham, North Carolina expands its current services to include the residential market segment at this location.

On October 1, 2004, the Company acquired Howard Sanitation for approximately $362,000 in cash. This tuck-in acquisition expands its residential collection customer base in its existing operations in the Greenville/Spartanburg, South Carolina market.

On October 9, 2004, the Company acquired Marathon Waste Services Inc. for approximately $3.1 million in cash. This acquisition of residential, commercial and industrial collection services is a tuck-in to the Company’s existing operations in the Conway, South Carolina market.

On November 1, 2004, the Company acquired commercial routes from Waste Management, Inc. for approximately $247,000 in cash. This tuck-in acquisition expands its commercial customer base in its existing operations in the Henderson, North Carolina market.

On December 1, 2004, the Company acquired collection, disposal and transfer operations in Rockmart, Douglas and Woodstock, Georgia for approximately $17.4 million in cash from Waste Connections. Simultaneously, the Company sold to Waste Connections collection and construction and demolition landfill operations in Olive Branch, Tennessee, and collection, transfer station operations in Crossville, Tennessee, including a municipal solid waste landfill development project in a neighboring county for $18.5 million in cash.

On December 16, 2004, the Company acquired B&J Sanitation for approximately $143,000 in cash. This tuck-in acquisition expands its residential collection customer base in the Greenville/Spartanburg, South Carolina market.

The 2003 acquisitions were funded primarily with proceeds from borrowings under the Company’s senior credit facility, the issuance of Company common stock with a fair value of approximately $700,000, and cash received from dispositions. The 2004 acquisitions were funded primarily with net cash provided by operating activities, in addition to cash received from dispositions

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets acquired and liabilities assumed were accounted for by the purchase method of accounting and included the following table (in thousands):

	2003	2004
Tangible Net Assets Acquired at Fair Value:
Accounts receivable	$2,735	$208
Property and equipment	9,646	16,450
Liabilities assumed	(3,354)	(1,755)

Total net tangible assets acquired	9,027	14,903

Intangible Assets Acquired at Fair Value:
Customer lists	3,907	1,202
Contracts	15	328
Goodwill	27,540	5,352

Total net assets acquired at fair value	$40,489	$21,785

The following table shows the net asset and liabilities disposed of (in thousands):

	2003	2004
Disposed assets:
Accounts receivable	$1,197	$—
Prepaid expenses and other assets	79	44
Inventory	53	71
Property and equipment	5,543	9,170
Other long term assets	—	17
Goodwill, net	9,614	3,025
Intangibles, net	16	2,627

Total net assets disposed of	16,502	14,954

Disposed liabilities:
Deferred revenue	(291)	—
Other liabilities	(222)	—

Total net assets and liabilities disposed of	$15,989	$14,954

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma results of operations assume the transactions described above occurred as of January 1, 2002 after giving effect to certain adjustments, including the amortization of the excess of cost over the underlying assets (in thousands except per share data):

	2002	2003	2004
		(Unaudited)
Total revenues	$276,901	$289,032	$296,036
Operating income	34,269	29,472	29,908
Income before cumulative effect of a change in accounting principle	14,210	11,179	13,351
Cumulative effect of a change in accounting principle	—	1,067	—

Net income	$14,210	$10,112	$13,351

Earnings per common share:
Basic:
Before cumulative effect of a change in accounting principle	$1.07	$0.83	$0.99
Cumulative effect of a change in accounting principle	—	0.08	—

Net income	$1.07	$0.75	$0.99

Diluted:
Before cumulative effect of a change in accounting principle	$1.06	$0.82	$0.98
Cumulative effect of a change in accounting principle	—	0.08	—

Net income	$1.06	$0.74	$0.98

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future operating results.

As of December 31, 2004, the Company had five acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations. The Company believes that the potential changes to the purchase price allocations would not have a material impact on its financial condition, results of operations, or cash flows.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003 and 2004 (in thousands):

	2003	2004
Land, land improvements and buildings	$39,183	$40,185
Landfills and associated land	95,870	109,465
Machinery and equipment	214,089	212,702
Furniture, fixtures, and office equipment	6,826	7,024
Construction in progress	544	442

Total property and equipment	356,512	369,818
Less accumulated depreciation	(165,203)	(171,267)

Property and equipment, net	$191,309	$198,551

Construction in progress includes equipment not placed in service at year-end. Landfill costs include land held for development, representing various landfill properties with an aggregate cost of approximately $6.3 million and $7.7 million, respectively, for the periods ended December 31, 2003 and 2004 that were not being amortized until placed in service.

Depreciation expense (including software amortization) for the years ended December 31, 2002, 2003 and 2004 was approximately $24.5 million, $24.1 million and $23.7 million, respectively. Landfill amortization expense was approximately $3.0 million, $5.9 million, and $5.0 million for the years ended December 31, 2002, 2003 and 2004, respectively.

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the provisions of SFAS No. 144, the Company recorded asset impairment charges of approximately $0.3 million, $0.5 million, and $0.2 million in 2002, 2003, and 2004, respectively, related to certain excess equipment and vehicles that have been temporarily taken out of service. The Company determined fair value based on comparable equipment with similar lives. The 2004 results also include a $1.4 million asset impairment charge related to the Company’s determination that certain landfill permitting efforts had a less than probable chance of success.

4. INTANGIBLE ASSETS

Intangible assets primarily consist of goodwill, customer lists and noncompete agreements acquired in business combinations. Intangible assets are net of accumulated amortization. The following table summarizes the activity related to goodwill as of December 31, 2003 and 2004 (in thousands):

	2003	2004
Beginning balance as of January 1,	$66,985	$85,957
Acquisitions	27,540	5,352
Post-closure purchase accounting adjustments	1,046	(382)
Dispositions	(9,614)	(3,025)

Ending balance as of December 31,	$85,957	$87,902

Other intangible assets consisted of the following as of December 31, 2003 and 2004 (in thousands):

	2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$4,617	$501	$4,116
Noncompete agreements	1,165	1,116	49

	$5,782	$1,617	$4,165

	2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$5,717	$1,258	$4,459
Noncompete agreements	1,085	744	341

	$6,802	$2,002	$4,800

Amortization expense for other intangible assets was $186,000, $561,000 and $810,000 for each of the years ended 2002, 2003 and 2004, respectively. The amortization period for customer lists and noncompete agreements is 5 to 8 years with a weighted average life of 6.7 years.

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense associated with customer lists and noncompete agreements at December 31, 2004 is as follows (in thousands):

Year	Amortization Expense
2005	$990
2006	990
2007	951
2008	673
2009	556
Thereafter	640

Total	$4,800

5. LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2003 and 2004 (in thousands):

	2003	2004
Credit Facilities:
Term facility	$50,000	$39,286
Revolving credit facility	78,000	77,000
Bonds	40,355	40,355
Other	25	22

Total long-term debt	168,380	156,663
Less current portion	(10,723)	(10,733)

Long-term debt, net of current maturities	$157,657	$145,930

The Company and all of its subsidiaries are co-borrowers on a revolving credit agreement (“Revolver”) with a syndicate of lending institutions for which Fleet National Bank, N.A. (“Fleet”) acts as agent. On August 27, 2003, the Company amended and extended this credit facility which provides up to $175 million through February 2007. Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the Revolver. Pursuant to an intercreditor agreement with Fleet, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the Revolver. The Revolver bears interest at a rate per annum equal to, at the Company’s option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company’s funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for Eurodollar rate borrowings. The Revolver requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. As of December 31, 2004, $77.0 million was outstanding under the Revolver. The average interest rate on outstanding borrowings was approximately 3.4% and 4.4% at December 31, 2003 and 2004, respectively. Availability was approximately $42.0 million under the Revolver as of December 31, 2004.

The Prudential term loan facility consists of three term loans of $25 million each. Prior to 2000, the Company had fully drawn on the three of the Prudential $25 million term facilities. Principal repayments are due annually on each of the $25 million term facilities. The Prudential term facilities require the Company to maintain certain financial ratios, such as debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth and net income. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Prudential term loan facilities. Interest on the three Prudential term facilities is paid quarterly, based on fixed rates of 7.53%, 7.21% and 7.09%, respectively. Of the Company’s Prudential facilities, $7.1 million fully matures by April 2006, $14.3 million fully matures by June 2008, and $17.9 million fully matures by February 2009.

The Company entered into a $9.5 million variable rate bond with Sampson County, North Carolina on September 10, 2003 for the funding of expansion at its landfill in that county. This bond expires in 2023. This issue is in addition to the Company’s existing $30.9 million Sampson facility, which expires in 2021. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. (“Wachovia”) as a participating lender under the Revolver. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 3.4% and 4.0% at December 31, 2003 and 2004, respectively.

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual aggregate principal maturities at December 31, 2004 were as follows (in thousands):

2005	$10,733
2006	10,718
2007	84,143
2008	7,143
2009	3,571
Thereafter	40,355

Total	$156,663

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was $175.8 million and $160.2 million at December 31, 2003 and 2004, respectively.

6. LEASES

The Company leases certain property and equipment under both capital and operating leases. Gross property and equipment recorded under capital leases was approximately $1.5 million and $0.5 million at December 31, 2003 and 2004, respectively. The related accumulated amortization was approximately $0.9 million and $0.2 at December 31, 2003 and 2004, respectively.

Future minimum lease payments as of December 31, 2004 for capital and operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2005	$296	$2,188	$2,484
2006	271	1,762	2,033
2007	—	1,385	1,385
2008	—	952	952
2009	—	723	723
Thereafter	—	284	284

Total minimum lease payments	$567	$7,294	$7,861

Less amount representing interest	(184)

Less current portion	(178)

Long term capital lease obligation	$205

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total rental expense for all operating leases and short-term rental agreements for the years ended December 31, 2002, 2003 and 2004 is as follows (in thousands):

	2002	2003	2004
Buildings and sites	$1,973	$1,932	$2,019
Trucks and equipment	1,498	1,392	1,945

Total	$3,471	$3,324	$3,964

7. LANDFILLS

The Company has material financial commitments for final capping, closure and post-closure obligations with respect to its landfills. The Company developed its estimates of final capping, closure and post-closure obligations using input from its third party engineers and internal accounting staff. The Company’s estimates are based on its interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques in accordance with Statement of Financial Accounting Concepts, or SFAC, No. 7, Using Cash Flow and Present Value in Accounting Measurements. In general, the Company relies on third parties to fulfill most of its obligations for final capping, closure and post-closure. Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work. The Company intends to perform some of these capping, closure and post-closure obligations using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, the Company has added a profit margin onto the estimated cost of such services to better reflect its fair market value as required by SFAS No. 143. When the Company then performs these services internally, the added profit margin is recognized as a component of operating income in the period earned. SFAC No. 7 further states that an estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In this situation, SFAC No. 7 indicates that it is not necessary to consider a market risk premium in the determination of expected cash flows. In the waste industry, there is not an active market that can be utilized to determine the fair value of these activities, as there is no market that exists for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, the Company believes that it is not possible to develop a methodology to reliably estimate a market risk premium and has excluded a market risk premium from the Company’s determination of expected cash flows for landfill asset retirement obligations in accordance with SFAC No. 7.

Once the Company has determined the estimates of final capping, closure and post-closure obligations, the Company then inflates those costs to the expected time of payment and discounts those expected future costs back to present value. The Company is currently inflating these costs in current dollars until expected time of payment using an inflation rate of 2.5% and is discounting these costs to present value using a credit-adjusted, risk-free discount rate of 8.0%. The credit-adjusted, risk-free rate is based on the risk-free interest rate adjusted for the Company’s credit standing. Management reviews these estimates at least once a year. Significant changes in future final capping, closure and post-closure cost estimates and inflation rates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill’s capacity that has been consumed, and (2) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any change related to the capitalized and future cost of the landfill asset is then recognized in amortization expense prospectively over the remaining capacity of the landfill. Changes in the Company’s credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

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

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest accretion on final capping, closure and post-closure obligations is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included as a component of operating costs in the accompanying consolidated statements of operations.

In the United States, the closure and post-closure obligations are established by the Environmental Protection Agency’s Subtitles C and D regulations, as implemented and applied on a state-by-state basis. The costs to comply with these obligations could increase in the future as a result of legislation or regulation.

Assets and liabilities associated with final capping, closure and post-closure costs consisted of the following at the dates presented (in thousands):

	December 31, 2003	December 31, 2004
Landfill assets	$95,870	$109,465
Accumulated landfill airspace amortization	(19,229)	(21,007)

Net landfill assets	$76,641	$88,458

	December 31, 2003	December 31, 2004
Final capping	$5,715	$4,862
Closure/post-closure	449	410

Total liabilities	$6,164	$5,272

Current portion	$816	$3,162
Long term	5,348	2,110

Total liabilities	$6,164	$5,272

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes to landfill liabilities were as follows for the years ended December 31, 2003 and 2004 (in thousands):

	2003	2004
Beginning balance	$4,022	$6,164
Cumulative effect of change in accounting principle	(112)	—
Obligations incurred	2,051	1,206
Obligations settled	(1,281)	(1,418)
Interest accretion	1,061	636
Change in estimate	423	(1,316)

Ending balance	$6,164	$5,272

8. INCOME TAXES

The balance of deferred income tax assets and liabilities at December 31, 2003 and 2004 are as follows (in thousands):

	2003	2004
Current deferred income tax assets (liabilities) relate to:
Allowance for bad debts	$996	$2,315
Accrued vacation	337	320
Interest rate swap agreements	442	(32)
Other accruals not currently deductible	10	523
Prepaid expenses	(511)	(570)
State operating loss carryforwards	—	184
Other	76	—

Net current deferred income tax assets	$1,350	$2,740

Noncurrent deferred income tax assets (liabilities) relate to:
Basis and depreciation differences - fixed assets	$(16,613)	$(16,782)
Basis and depreciation differences - intangibles	(3,146)	(5,005)
Other	1,519	(842)

Net noncurrent deferred tax liabilities	$(18,240)	$(22,629)

The components of income tax expense for the years ended December 31, 2002, 2003 and 2004 are as follows (in thousands):

	2002	2003	2004
Current income taxes:
Federal	$1,685	$6,973	$3,289
State (2)	328	762	1,094

Total current income taxes	2,013	7,735	4,383
Provision (benefit) for deferred income taxes	4,304	(1,564)	2,525

Total	$6,317	$6,171	$6,908

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of income taxes at the Federal statutory rate (34%) to actual income tax expense recorded for each of the three years in the period ended December 31, 2004 (in thousands):

	2002	2003	2004
Federal tax at the statutory rate	$5,875	$5,121	$6,295
State income taxes, net of federal tax benefit	320	227	722
Non-deductible goodwill	—	1,767	—
Change in valuation allowance (1)	—	(379)	—
Change in tax rate	—	(602)	—
Other permanent items, net	122	37	(109)

Total	$6,317	$6,171	$6,908

(1)	The Company’s valuation allowance was reduced by $379,000 in 2003 due to the utilization of losses in various jurisdictions.
(2)	The Company has accrued an additional current state tax liability of $423,000 in 2004 related to tax credits taken in prior years. The State of North Carolina has disallowed certain credits which were approved by the State Department of Commerce in prior years.

9. SHAREHOLDERS’ EQUITY

During 2002, 2003 and 2004, the Company issued 3,944 shares, 2,725 shares and 4,266 shares, respectively, of Company common stock with a fair value of approximately $28,000, $23,000 and $48,000, respectively, as partial compensation paid to Directors.

During 2003 and 2004, stock options totaling 51,672 and 18,201 were exercised with net proceeds of approximately $335,000 and $121,000, respectively. No stock options were exercised during 2002. In connection with the exercise of the options in 2003, the Company recorded an income tax benefit of approximately $97,000 as an increase to paid in capital.

In connection with the January 1, 2003 acquisition of Patriot Waste Systems, 100,000 shares of Company common stock were issued and 20,000 shares were subsequently cancelled, with a net fair value of approximately $666,000 as partial consideration of the total $4.8 million purchase price.

The Company paid dividends of $0.08 per share in December 2003, June 2004, and December 2004. The Company will pay dividends based on sufficient cash available to effect the dividend without impairing the Company’s ability to pay its debts as they become due in the usual course of business.

Under our current revolving bank facility, the Company is limited in the amount it may pay in cash dividends in any year, which is currently $3,500,000. The Company cannot pay any cash dividend if after the payment of such dividend its fixed charge coverage ratio, as defined in the facility, is less than 1.0 to 1.0 for the year in which the dividend was paid. Further, the Company must meet financial covenants contained in the facility, including covenants relating to minimum net worth, minimum net income and maximum levels of capital expenditures and indebtedness. If the Company were not in compliance with these covenants, or were otherwise in default under the facility, it would not be able to pay cash dividends.

See Note 11 regarding shareholder loans.

10. DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME (LOSS)

The Company utilizes cash flow hedge agreements to manage a portion of its risks related to fluctuations in interest rates and certain commodity prices.

Interest Rate Swap

The Company entered into an interest rate swap agreement effective January 1, 2002 to modify the interest characteristics of its outstanding long-term debt and has designated the qualifying instrument as a cash flow hedge. Under the agreement, the interest rate swap has a notional value of $50.0 million with a fixed interest rate of 4.2%. The agreement expired November 2004.

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2004, the Company entered into additional interest rate swaps to hedge notional debt values of $30.0 million and $10.0 million, respectively. These swaps are effective for the period of November 2004 through February 2007 with fixed interest rates of 2.7%.

The Company measures effectiveness of the interest rate swaps by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s credit facility using the hypothetical derivative method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in accompanying consolidated statements of operations as interest expense. The interest rate swaps were fully effective during the twelve-month periods ended December 31, 2002, 2003 and 2004.

The fair value of the Company’s interest rate swap is obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. The fair value of the interest rate swap agreements represented a liability of approximately $1.2 million at December 31, 2003 and an asset of approximately $0.6 million at December 31, 2004.

Commodity Swaps

The Company entered into two commodity swap contracts effective January 1, 2003 and June 1, 2003, respectively, to hedge its recycling revenue received for old corrugated cardboard (“OCC”), the pricing of which was volatile in 2003 and 2004, and has designated the qualifying instruments as cash flow hedges. The contracts each hedge 18,000 tons of OCC at $70 a ton for a term of three years. In November 2004, the Company entered into a contract effective January 1, 2005, to hedge another 18,000 tons of OCC at $90 a ton for a term of three years. The notional amounts hedged under these agreements represent approximately 36% of the Company’s OCC volume at December 31, 2004.

The Company measures effectiveness of the commodity swaps by its ability to offset cash flows associated with changes in the rates received for its monthly OCC volumes. To the extent the commodity swaps are considered to be effective, changes in fair value of the obligation are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in the accompanying consolidated statements of operations as a reduction of recycled commodity revenue. The commodity swaps were fully effective for the twelve-month periods ended December 31, 2003 and 2004.

The fair value of the Company’s commodity swap contracts was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity swap contracts taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity swap agreements represented a liability of approximately $260,000 and $475,000 at December 31, 2003 and 2004, respectively.

In December 28, 2004, the Company entered into a heating oil hedge contract, effective January 1, 2005, to cap its exposure on 1.2 million gallons of diesel fuel at $1.90 per gallon. The hedge coverage represents approximately 80% of its first quarter 2005 diesel fuel requirements, and expires on March 31, 2005.

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of comprehensive income (loss), net of related income taxes for the years ended December 31, 2002, 2003 and 2004, are as follows (in thousands):

	2002	2003	2004
Net income	$10,962	$7,823	$11,797
Other comprehensive income -
Unrealized gains on cash flow hedges, net of deferred income taxes of $853, ($272) and ($554) for the years ended 2002, 2003 and 2004, respectively	(1,366)	475	947

Comprehensive income	$9,596	$8,298	$12,744

	2002	2003	2004
Change in unrealized gains on cash flow hedges	$(842)	$1,306	$2,026
Less: reclassification adjustment for gains included in net income	(524)	(831)	(1,079)

Net change in unrealized gains on qualifying cash flow hedges	$(1,366)	$475	$947

The Company estimates that it will reclassify approximately $0.5 million in gains on cash flow hedges within net operating results in its 2005 consolidated statements of operations.

11. RELATED PARTY TRANSACTIONS

From December 1999 through April 2002, the Company made loans in each of those years to Lonnie C. Poole, Jr. and Jim W. Perry. The aggregate principal amount of Mr. Poole’s loans was $1,418,000, and the aggregate principal amount of Mr. Perry’s loans was $230,000. These loans were made as advances to pay premiums on life insurance policies purchased by Mr. Poole and Mr. Perry. As a result of the impact of the Sarbanes-Oxley Act and tax law changes on the funding requirements of these types of arrangements, in December 2003, the Company entered into an agreement with each of Mr. Poole and Mr. Perry whereby each officer assigned to the Company his respective insurance policies as partial repayment of his loans and the Company forgave the remainder of the loans. The cash surrender values of the insurance policies to the Company totaled approximately $530,000. The net forgiveness of approximately $1.1 million is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2003, and the cash surrender value realized is included in other noncurrent assets in the accompanying consolidated balance sheets.

In 1998, the Company was offered the opportunity to purchase two tracts of land that had potential as a regional solid waste disposal facility. The Company had been looking for a landfill site and this land was one of several sites the Company was considering. The owners of the land were unwilling to extend a purchase option for a period long enough to enable the Company to determine the feasibility of the site as a regional solid waste disposal facility and to obtain the necessary franchise from the county in which the landfill would be located and permits from the state in which the landfill would be located. The Company’s general practice is not to acquire property for which it does not have a plan for development in the short-term and for which it has not obtained, to the extent practicable, a site suitability determination and the necessary franchise and permits. Rather than forego this potential opportunity, management determined that it was in the Company’s best interest for an unrelated third party to purchase and hold the land until such time as the Company was able to develop a plan and obtain a site suitability determination and a franchise and permits for the landfill. After management was unable to identify a third party willing to undertake this endeavor in the very little time available, a limited liability company (“LLC”) owned by a trust controlled by Lonnie C. Poole, III, the Company’s Vice President, and Scott J. Poole, sons of Lonnie C. Poole, Jr., the Company’s Chairman of the Board of Directors, purchased the land in December 1998. As is customary for the Company when evaluating disposal sites, the Company has incurred normal engineering, legal, marketing, consulting and other due diligence expenses to determine site feasibility, but

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company has no obligation to purchase the site. The costs of acquiring and carrying the site were borne entirely by the LLC. If, after completion and analysis of the site suitability determination, the Company determines the landfill is feasible and is able to obtain a franchise for the facility and reasonably believes that the necessary permits could be obtained, the Company will have the option to purchase the site from the LLC upon negotiated terms, which would be reviewed and approved by a majority of the Company’s disinterested directors and, if deemed necessary, by a majority of disinterested shareholders voting on the transaction, as a condition to any purchase.

In 1998, the Company purchased TransWaste Services, Inc. from Thomas C. Cannon, a former director of the Company. Mr. Cannon remained President of TransWaste, one of the Company’s wholly-owned subsidiaries, until his resignation effective October 1, 2002. Mr. Cannon was elected to the Company’s Board of Directors (“Board”) in 2000 and served on the Board through May 24, 2004. At the time of the Company’s acquisition of TransWaste from Mr. Cannon, he owned, and still owns, a 50% interest in a company that is developing a construction and demolition solid waste (“C&D”) landfill. Simultaneously with the Company’s purchase of TransWaste, and in order for management to position TransWaste to realize the potential benefit of that future landfill, TransWaste entered into an agreement with the company that is 50% owned by Mr. Cannon whereby, upon the satisfaction of certain conditions, that company has the option to sell the landfill to TransWaste for $8,000,000 or to accept C&D waste from TransWaste or any affiliate at a per ton rate that is favorable to TransWaste for ten years. None of these conditions has been satisfied, so TransWaste has neither acquired, nor is it disposing of waste at, the proposed landfill. On August 20, 2004, TransWaste filed a complaint for declaratory relief asking the court to determine that the agreement between the two companies is unenforceable for, among other reasons, failure to satisfy such conditions within a reasonable amount of time.

Lonnie C. Poole, III is a member of a limited liability company that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space. The lease was entered into in June 1999 with a term of 10 years. Rental expense related to this lease was approximately $487,000, $497,000 and $509,000 for the years ended 2002, 2003 and 2004, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Management believes that the lease is on terms comparable to those with third parties.

The Company provides office space and administrative services to a company owned by Lonnie C. Poole, III. The amounts billed for such services in 2002, 2003, and 2004 were approximately $4,000, $6,000 and $6,000, respectively.

The Company leases aircraft from time to time from companies owned in part by some of its officers. The amounts paid to these companies for rental of such aircraft for the years ended December 31, 2002, 2003, and 2004 were approximately $1,000, $0, and $7,000, respectively.

12. BENEFIT PLANS

401(k) Profit Sharing And Retirement Plan—The Company has a 401(k) Savings and Retirement Plan and Trust for the benefit of its full-time employees who have more than one year of service and are over 21 years of age. Employee contributions made under this 401(k) pre-tax contribution plan are matched by the Company with certain restrictions. The Company’s matching contributions to the 401(k) plan were approximately $733,000, $716,000 and $727,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Contributions by the Company are included in operating costs and expenses in the accompanying consolidated statements of operations.

Self-insured Medical and Dental Plan—The Company has a self-insured plan for employee medical and dental benefits. The plan covers all full-time employees of the Company beginning on the 91st day of employment. The Company pays a portion of the expenses for its employees and their dependents and withholds from employee’s wages additional to offset a portion of the cost of these benefits. As claims are processed, the third-party plan administrator requests reimbursement funds from the Company. The Company maintains stop loss coverage for the plan at $150,000 per claim, per year. The Company’s expense relating to the plan for 2002, 2003 and 2004 was approximately $349,000, $506,000 and $496,000, respectively.

Deferred Compensation Plan—The Company has a deferred compensation plan available for key employees designated by its Compensation Committee to participate in the plan. A participant may elect to defer up to $20,000 of his annual cash compensation. The Company will match 65% of the amount deferred, up to a maximum of 6% of the participant’s cash compensation. The company also may make discretionary contributions. A participant is immediately vested in his contribution. Vesting for the Company contributions begins after the first year and occurs at the rate of 20% annually thereafter. Vesting is not accelerated by an employee’s death or the termination of the plan. The Company invests all contributions on behalf of the participant. In connection with this plan, the Company has entered into a split dollar insurance arrangement with the participants whereby the Company has advanced premiums on a life insurance policy owned by each participant for his benefit. A portion of

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

each premium is treated as an advance to the participant to be repaid from the policy cash values or proceeds upon termination of the arrangement. The Company has recorded cash surrender values for these policies of approximately $762,000 and $836,000 as a non-current asset and a deferred compensation liability of approximately $256,000 and $255,000 as an accrued liability at December 31, 2003 and 2004, respectively. The Company’s expense relating to the deferred compensation plan for 2002 and 2004 was $57,000 and $30,000, respectively. In 2003, the increase in the net cash surrender value of the policies exceeded the expense by $33,000.

13. COMMITMENTS AND CONTINGENCIES

Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are adequately covered by insurance, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position or results of operations.

In addition, the Company has identified the following matters which could have an impact on the Company’s financial position or results of operations:

Solid Waste Management Authority of Crisp County

The Company’s subsidiary TransWaste Services, LLC (“TransWaste”) provides waste collection, hauling and disposal services for the Solid Waste Management Authority of Crisp County, Georgia (“the Authority”) pursuant to three 25-year collection, transportation and service agreements with the Authority dated December 20, 1996. Pursuant to these agreements, TransWaste is the exclusive provider of waste collection and transfer services to the Authority, which consists of approximately 30 municipal members or participants.

At its inception, the Authority issued bonds in the original face amount of approximately $69.5 million to construct and operate a waste facility. Financial Security Assurance, Inc. (“FSA”), is the insurer for those bonds, is a creditor of the Authority and has been providing debt service on the bonds. In that capacity, FSA appears to be directing the operations of the Authority.

TransWaste filed a lawsuit against the Authority in September 1999 for amounts due and owing for services rendered and obtained a judgment on one of its claims in the principal amount of approximately $1.0 million plus interest, although TransWaste has yet to collect on this judgment and has established a reserve against the possibility of non-payment. The Authority filed counterclaims against TransWaste seeking to recover approximately $2.0 million allegedly due from TransWaste on the theory that TransWaste had breached a “break-even guarantee” from the period of July 1 through December 31, 1998. TransWaste’s remaining claim and the Authority’s counterclaims have not been litigated and remain pending on a presently inactive trial calendar in the Superior Court of Crisp County, Georgia (Case No. 99-V-419).

Since August 2001, TransWaste has provided trash collection, transportation and disposal services on behalf of the Authority to the approximately 30 municipalities that have contracted with the Authority for such services via a “diversion plan” that contains understandings and obligations that are materially different than the terms of the December 1996 agreements. The 2004 revenue attributable to the Authority was approximately $10.8 million. While not reduced to a written document signed by the parties, it is TransWaste’s position that the diversion plan has been approved and accepted by the Authority and FSA and constitutes a modification to the agreements due to the course of conduct of the parties. The Authority and FSA dispute this position. At this time, TransWaste, FSA and the Authority are pursuing a global resolution of these issues through negotiation.

In June 2004, the Authority received a judgment in the amount of approximately $740,000, plus interest and legal fees and expenses, for amounts due from a participant for services rendered by TransWaste on behalf of the Authority. The participant has appealed the decision and as such TransWaste has established a reserve against the possibility of non-payment.

Landfill

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

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

While the precise amounts of these future obligations cannot be determined, the Company provides accruals for these estimated costs as the remaining permitted airspace of landfills is consumed. The Company’s estimate of these costs considers when the costs would actually be paid and factors in inflation and discount rates. At December 31, 2003 and 2004, the Company had accrued approximately $6.2 million and $5.3 million for such costs. Significant revisions in estimated lives of the Company’s landfills or significant increases in our estimates of landfill closure and post closure costs could have a material adverse impact on the Company’s financial condition and results of operations.

TransWaste Services, LLC, f/k/a TransWaste Services, Inc. v. Maple Hill Landfill, Inc., U.S. District Court for the Middle District of Georgia, Albany Division, Civil Action No. 1:04-CV-126-4 (WLS)

In September 1998, the Company’s subsidiary TransWaste Services, LLC entered into an agreement with Maple Hill Landfill, Inc. (“Maple Hill”) that provides that, upon the satisfaction of certain conditions, Maple Hill has the option to sell a landfill near Albany, Georgia to TransWaste for $8.0 million or to accept waste from TransWaste at a per ton rate that is favorable to TransWaste for up to ten years. None of the conditions has been satisfied. In August 2004, TransWaste sued Maple Hill seeking a judicial declaration that the agreement is unenforceable for, among other reasons, failure to satisfy these conditions within a reasonable amount of time. Maple Hill has indicated that, if and when it satisfies the conditions to the agreement, it intends to seek both specific performance of the agreement and any damages caused by TransWaste’s renunciation and anticipatory repudiation of the agreement. TransWaste intends to vigorously pursue its claims and defend against any potential counterclaim by Maple Hill. If TransWaste is not successful on this matter, TransWaste could be obligated to purchase the landfill or could be liable for damages.

One of the owners of Maple Hill is a former director and officer of the Company. See Note 11, Related Party Transactions.

U.S. Department of Justice

During 2004, the Company received from the U. S. Department of Justice document and other information requests relating to the Company’s purchase and sale in August 2003 of non-hazardous solid waste service operations to and from Allied Waste Industries, Inc. in Charlotte, North Carolina; Sumter, South Carolina; Mobile, Alabama; Biloxi, Mississippi; Norfolk, Virginia; and Clarksville, Tennessee. These requests included a Civil Investigative Demand seeking to determine whether the Company’s acquisition from Allied of front-end commercial hauling routes in the south of the James River, or Tidewater, portion of the Norfolk, Virginia market has had the effect of lessening competition in that market. The Company voluntarily responded to the document and information requests from the DOJ and has cooperated with the DOJ in its investigation. The Company does not believe that the transactions or its subsequent operations have had any effect of lessening competition in the Tidewater market, and believes that, in fact, competition in the area is more robust than ever. However, the Company might not be able to resolve this matter without litigation or other results that could be adverse to its Tidewater business.

Other

The Company has an unconditional purchase obligation to acquire certain fixed assets during 2005 of approximately $4.7 million.

At December 31, 2003 and 2004, the Company had entered into irrevocable letters of credit including performance bonds with available credit totaling approximately $36.6 million and $41.8 million, respectively. According to the terms of the $175 million Fleet Revolver facility, the availability of funds on that facility is reduced by the lesser of outstanding letters of credit or $60 million (See Note 5). At December 31, 2003 and 2004, no amounts were drawn under the outstanding letters of credit.

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK OPTION PLAN

The Company has a stock option plan (the “Stock Option Plan”) whereby a total of 1,800,000 shares of common stock are reserved for issuance under the Stock Option Plan. The Stock Option Plan provides for grants of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to employees (including officers and employee directors), and the Stock Option Plan provides for grants of non-statutory stock options to non-employee directors and consultants. The Stock Option Plan also allows for the grant of stock purchase rights. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plan may be incentive stock options or non-statutory stock options and generally have a term of 5 years from the date of grant and vest over periods determined at the date of grant. The exercise prices of the options are determined by the Company’s Board of Directors and will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant. The Stock Option Plan will terminate in April 2007, unless sooner terminated by the Board of Directors.

A summary of the status of the Stock Option Plan as of December 31, 2002, 2003 and 2004 and changes during the years ending on those dates is as follows:

	Shares	Weighted Average Exercise Price
Balance, January 1, 2002	485,837	$12.76
Granted	145,077	6.43
Forfeitures	(12,346)	8.28

Balance, December 31 2002	618,568	11.51
Granted	200,388	6.63
Forfeitures	(154,148)	16.65
Exercised	(51,672)	6.48

Balance, December 31, 2003	613,136	11.51
Granted	207,999	10.94
Forfeitures	(76,309)	13.74
Exercised	(18,201)	6.66

Balance, December 31, 2004	726,625	$9.09

The number of stock options available for future issuance under the 1997 Stock Option Plan is 510,232.

The following table summarizes certain information about the Company’s Stock Option Plan at December 31, 2004:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Exercisable
				Number of Options	Weighted Average Exercise Prices
$6.10 - $6.94	351,795	2.30	$6.49	229,010	$6.47
$7.21 - $8.25	49,381	3.14	$7.37	24,538	$7.52
$10.72 - $12.10	268,174	3.32	$11.00	79,395	$11.11
$15.25 - $16.78	7,275	4.25	$15.64	7,275	$15.64
$17.88	50,000	4.50	$17.88	50,000	$17.88

	726,625			390,218

15. SUBSEQUENT EVENT

In March 2005, the Company completed the acquisition of three waste disposal operations in Georgia for approximately $3.0 million.

WASTE INDUSTRIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations for the fiscal years 2003 and 2004:

		FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
(In thousands, except per share data)
Total revenues	2003 2004	$62,933 69,240	$65,785 74,390	$70,801 75,221	$70,946 72,874
Gross profit	2003 2004	$22,439 23,679	$23,217 24,242	$23,897 23,847	$23,622 23,974

Income before cumulative effect of a change in accounting principle	2003	$2,187	$2,721	$3,074	$908
	2004	2,825	3,060	3,402	2,510

Earnings per share before cumulative effect of a change in accounting principle(1):
Basic	2003 2004	$0.16 0.21	$0.20 0.23	$0.23 0.25	$0.07 0.18
Diluted	2003 2004	$0.16 0.21	$0.20 0.22	$0.23 0.25	$0.07 0.18

Net income	2003	$1,120	$2,721	$3,074	$908	(2)
	2004	2,825	3,060	3,402	2,510	(3)

Earnings per share:
Basic	2003 2004	$0.08 0.21	$0.20 0.23	$0.23 0.25	$0.07 0.18
Diluted	2003 2004	$0.08 0.21	$0.20 0.22	$0.23 0.25	$0.07 0.18

Weighted average number of shares outstanding:
Basic	2003 2004	13,405 13,493	13,440 13,502	13,442 13,509	13,468 13,497
Diluted	2003 2004	13,418 13,658	13,465 13,667	13,540 13,678	13,636 13,672

(1)	Effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. See Note 1.
(2)	In the fourth quarter of 2003, the Company forgave loans to certain officers in connection with discontinuing a life insurance program, as a result of the Sarbanes-Oxley Act. See Note 11. In addition, the Company’s effective tax rate increased from approximately 36.7% to 63.5% in the fourth quarter of 2003 due to the higher income tax incurred upon the sale of a hauling operation with non-deductible goodwill.
(3)	In the fourth quarter of 2004, the Company recorded a gain of $3.5 million related to the sale of collection and hauling operations and recorded an asset impairment charge of $1.4 million related to the Company’s determination that certain landfill permitting efforts had a less than probable chance of success. In the fourth quarter of 2004, the Company recorded a charge of approximately $2.3 million to bad debt expense to write off or reserve for certain accounts receivable of a major customer.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance 12/31/2001	Charges to Expense	Write-offs/ Payments	Balance 12/31/2002
Allowance for doubtful accounts	$2,096	$1,530	$(1,389)	$2,237
Accrued closure and post-closure costs	3,090	1,306	(374)	4,022
Reserve for note receivable from customer	960	—	—	960

	Balance 12/31/2002	Charges to Expense	Write-offs/ Payments	Balance 12/31/2003
Allowance for doubtful accounts	$2,237	$2,219	$(1,848)	$2,608
Accrued closure and post-closure costs	4,022	3,423	(1,281)	6,164
Reserve for note receivable from customer	960	—	—	960

	Balance 12/31/2003	Charges to Expense	Write-offs/ Payments	Balance 12/31/2004
Allowance for doubtful accounts	$2,608	$3,687	$(4,036)	$2,259
Accrued closure and post-closure costs	6,164	526	(1,418)	5,272
Reserve for note receivable from customer	960	—	—	960

S- 1