Form 10-Q
period 2005-03-31
WASTE INDUSTRIES USA INC
filed 2005-05-17
CIK 1125845

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	13,670,926 shares
(Class)	(Outstanding at May 13, 2005)

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2004	March 31, 2005
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,445	$940
Accounts receivable - trade, net of allowance for uncollectible accounts of $2,259 and $ 2,502 at December 31, 2004 and March 31, 2005, respectively	30,134	27,141
Accounts receivable - other	1,468	1,599
Inventories	1,526	1,473
Deferred income taxes	2,740	2,740
Prepaid expenses and other current assets	2,762	2,948

Total current assets	41,075	36,841

Property and equipment, net	198,551	199,066
Goodwill, net	87,902	89,808
Other intangible assets, net	4,800	4,902
Other noncurrent assets	4,720	4,471

Total assets	$337,048	$335,088

See Notes to Unaudited Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2004	March 31, 2005
		Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$14,627	$12,796
Accrued liabilities and other payables	6,336	7,348
Current maturities of long-term debt	10,733	10,733
Accrued wages and benefits	3,717	3,601
Closure/post-closure liabilities	3,162	3,122
Reserve for self-insurance	3,406	3,851
Deferred revenue	5,949	3,722

Total current liabilities	47,930	45,173

Long-term debt, net of current maturities	145,930	140,358
Noncurrent deferred income taxes	22,629	23,716
Other long-term liabilities	2,848	3,349
Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Common stock, no par value, shares authorized - 80,000,000 shares issued and outstanding: December 31, 2004 - 13,494,869, March 31, 2005 - 13,650,380	39,308	40,550
Paid-in capital	7,342	7,690
Retained earnings	71,005	73,777
Unrealized gains on cash flow hedges	56	475

Total shareholders’ equity	117,711	122,492

Total liabilities and shareholders’ equity	$337,048	$335,088

See Notes to Unaudited Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2005
Revenues:
Service revenues	$69,021	$71,873
Equipment sales	219	154

Total revenues	69,240	72,027

Operating costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	45,551	48,389
Equipment sales	127	106
Selling, general and administrative	9,413	9,461
Depreciation and amortization	7,339	7,078
Gain on sale of property and equipment	(117)	(25)
Impairment of property and equipment and other assets	—	126

Total operating costs and expenses	62,313	65,135

Operating income	6,927	6,892

Interest expense	2,564	2,342
Interest income	(22)	(11)
Other	(65)	(21)

Total other expense, net	2,477	2,310

Income before income taxes	4,450	4,582

Income tax expense	1,625	1,810

Net income	$2,825	$2,772

See Notes to Unaudited Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2005
Earnings per share:

Basic	$0.21	$0.20

Diluted	$0.21	$0.20

Weighted-average number of common shares outstanding:
Basic	13,493	13,538
Diluted	13,658	13,774

See Notes to Unaudited Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2005
Operating Activities:
Net income	$2,825	$2,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,339	7,078
Amortization of debt issuance costs	186	181
Asset impairment	—	126
Gain on sale of property and equipment	(117)	(25)
Stock compensation expense	5	14
Provision for deferred income taxes	1	829
Provision for doubtful accounts	470	595
Changes in operating assets and liabilities, net of effects from acquisition and disposition of related businesses:
Receivables	604	1,878
Prepaid expenses and other current assets	(296)	352
Other assets	(366)	(295)
Accounts payable and accrued liabilities	2,875	(1,121)
Deferred revenue and other liabilities	(3,418)	(1,735)

Net cash provided by operating activities	10,108	10,649

Investing Activities:
Acquisitions of related businesses, net of cash acquired	(430)	(2,510)
Settlement of acquisition liabilities	(107)	(298)
Proceeds from sale of property and equipment	760	392
Purchases of property and equipment	(4,020)	(6,782)
Collection of notes receivable	—	1,060
Proceeds from sale of insurance policy	—	164

Net cash used in investing activities	(3,797)	(7,974)

Financing Activities:
Proceeds from issuance of long-term debt	3,000	5,000
Principal payments of long-term debt	(11,571)	(10,572)
Principal payments of capital lease obligations	(109)	(56)
Financing costs	(3)	—
Net proceeds from exercise of stock options	27	1,448

Net cash used in financing activities	(8,656)	(4,180)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,345)	(1,505)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,127	2,445

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,782	$940

Supplemental disclosures of cash flow information:

Cash paid for interest	$2,380	$2,147

Cash paid for income taxes	$2,116	$1,940

Supplemental disclosure of noncash transactions-

During the first quarter of 2005, the Company acquired approximately $346 of fixed assets by entering into a capital lease.

During the first quarter of 2005, the Company sold an insurance policy in exchange for 17,617 shares of the Company’s common stock with a fair value of approximately $220. (see Note 7.)

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

The unaudited consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, In Determining Whether to Report Discontinued Operations. The Task Force reached a consensus that classification of a disposed component as a discontinued operation is appropriate only if the ongoing entity:

•	has no continuing direct cash flows (and further clarifies what constitutes a direct cash flow); and

•	does not retain an interest, contract, or other arrangement sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction.

The Company adopted EITF Issue No. 03-13 on January 1, 2005 and will apply it to material components that are disposed of from that date forward. For the three months ended March 31, 2005, there were no components disposed of by the Company. Exchanges of assets that occurred in 2004 were not required to be reported as discontinued operations, based on the Company’s interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 144.

New Accounting Pronouncements Not Yet Adopted

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred which is generally upon acquisition, construction, or development and/or through the normal operation of the asset. FIN 47 clarifies the term ‘conditional asset retirement obligation’ as used in FASB No. 143 and clarifies when an entity would have sufficient information to reasonably estimate the fair value of the asset retirement obligation. FIN 47 becomes effective for the Company for the fourth quarter of 2005. The Company intends to adopt FIN 47 in the fourth quarter of 2005 and does not believe it will have a material impact on the Company’s financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all entities to recognize compensation expense in their statements of operations for all share-based payments (e.g., stock options and restricted stock) granted to employees based upon the fair value of the award on the grant date. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer permitted.

SFAS 123R is now effective for issuers as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 as originally prescribed. Accordingly, the required effective date of SFAS 123R for calendar year-end public companies is January 1, 2006 instead of July 1, 2005. We expect to adopt the pronouncement on January 1, 2006. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under Accounting Principles Board (“APB”) No. 25, Accounting For Stock Issued To Employees, and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall cash flows or financial position. The impact of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described below in our pro forma net income and earnings per share calculation.

Stock Based Compensation

Until the effective date of SFAS 123R, the Company will continue to account for employee stock compensation in accordance with APB No. 25. Under APB No. 25, the total compensation expense, which is recognized over the vesting period of the award, is equal to the intrinsic value at the measurement date, which is the first date that both the exercise price and number of shares to be issued is known.

SFAS No. 123, Accounting For Stock-based Compensation, requires disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the options awarded.

Had compensation cost for the Company’s stock been determined based on the fair value at the grant dates for awards under the stock plan consistent with the methods required by SFAS No. 123, the Company’s net income and earnings per share for the three-month periods ended March 31, 2004 and 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2005
Net income:
As reported	$2,825	$2,772
Deduct - total stock based compensation determined under fair value based method for all awards	(67)	(91)

Pro forma	$2,758	$2,681

Earnings per share:
Basic:
As reported	$0.21	$0.20
Pro forma	$0.20	$0.20

Diluted:
As reported	$0.21	$0.20
Pro forma	$0.20	$0.19

2. BUSINESS ACQUISITIONS AND DISPOSITION

During the three-month period ended March 31, 2005, the Company made the following acquisitions:

On March 2, 2005, the Company acquired three waste companies in the Atlanta, Georgia region with an aggregate purchase price of approximately $2.5 million. The results of these operations have been included in the consolidated financial statements since that date. These acquisitions were funded primarily with cash provided by operating activities.

As of March 31, 2005, the recorded purchase price allocation for these acquisitions was as follows (in thousands):

Tangible Assets (Liabilities) Acquired at Fair Value:
Accounts receivable	$261
Property and equipment	561
Liabilities assumed	(723)

Total net tangible assets acquired	99

Intangible Assets Acquired at Fair Value:
Customer lists	405
Noncompete agreements	1
Goodwill	1,946

Total net assets acquired at fair value	$2,451

The Company had no dispositions in the current period.

In accordance with SFAS No. 141, Business Combinations, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. These purchase price allocations are preliminary estimates, based on available information and certain assumptions that management believes are reasonable. Accordingly, these purchase price allocations are subject to finalization.

The following unaudited pro forma results of operations for the three-month periods ended March 31, 2004 and 2005 assume that the acquisitions described above had occurred as of January 1, 2004 (amounts in thousands):

	2004	2005
Total revenues	$69,919	$72,480

Operating income	$7,115	$7,016

Net income	$2,910	$2,826

Earnings per common share:
Basic:
Net income	$0.22	$0.21

Diluted:
Net income	$0.21	$0.21

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future operating results.

3. INTANGIBLE ASSETS

Intangible assets primarily consist of goodwill, customer lists and noncompete agreements acquired in business combinations. Intangible assets are net of accumulated amortization. The following table summarizes the activity related to goodwill for the three-month period ended March 31, 2005 (in thousands):

Beginning balance - January 1, 2005	$87,902
Acquisitions	1,946
Post-closure purchase accounting adjustments	(40)

Ending balance - March 31, 2005	$89,808

Other intangible assets consisted of the following at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$6,004	$1,424	$4,580
Noncompete agreements	1,086	764	322

	$7,090	$2,188	$4,902

	December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$5,717	$1,258	$4,459
Noncompete agreements	1,085	744	341

	$6,802	$2,002	$4,800

Amortization expense for customer lists and noncompete agreements for the three months ended March 31, 2004 and 2005 was $186,000 and $253,000, respectively. The weighted average amortization period for customer lists and noncompete agreements is 6.5 years. Estimated future amortization expense associated with customer lists and noncompete agreements at March 31, 2005 was as follows (in thousands):

Year	Amortization Expense
Remainder 2005	$738
2006	1,050
2007	1,011
2008	742
2009	637
2010	446
Thereafter	278

Total	$4,902

4. EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method.

Earnings per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2005
Net income	$2,825	$2,772

Denominator used for basic earnings per share - Weighted average number of shares outstanding	13,493	13,538

Denominator used for diluted earnings per share:
Denominator used for basic earnings per share	13,493	13,538
Dilutive impact of stock options outstanding	165	236

Weighted average number of shares outstanding	13,658	13,774

Earnings per share:
Basic:
Net income	$0.21	$0.20

Diluted:
Net income	$0.21	$0.20

Antidilutive options to purchase common stock not included in earnings per share calculation	118	57

The antidilutive options were excluded from the earnings per share calculation as the exercise price of the options exceeded the fair value of the common stock during the above periods.

5. LONG TERM DEBT

Long-term debt consisted of the following at December 31, 2004 and March 31, 2005 (in thousands):

	December 31, 2004	March 31, 2005
Credit Facilities:
Term facility	$39,286	$35,714
Revolving credit facility	77,000	75,000
Bonds	40,355	40,355
Other	22	22

Total long-term debt	156,663	151,091
Less current portion	(10,733)	(10,733)

Long-term debt, net of current maturities	$145,930	$140,358

The Company and all of its subsidiaries are co-borrowers on a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, N.A. (“Fleet”) acts as agent. This credit facility provides up to $175 million through February 2007. Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the revolver. Pursuant to an intercreditor agreement with Fleet, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the revolver. The revolver bears interest at a rate per annum equal to, at the Company’s option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company’s funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for Eurodollar rate borrowings. The revolver requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2004 and March 31, 2005. It also requires the lenders’ approval of acquisitions in some circumstances. As of March 31, 2005, $75 million was outstanding under the revolver. The average interest rate on outstanding borrowings under the revolver was approximately 4.4% and 4.8% at December 31, 2004 and March 31, 2005, respectively. Availability was approximately $42.3 million under the revolver as of March 31, 2005.

The Prudential term loan facility consists of three term loans of $25 million each. Prior to 2000, the Company had fully drawn on all three of the facilities. Principal repayments are due annually on each of the $25 million term facilities. The Prudential term facilities require the Company to maintain certain financial ratios, such as debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth and net income. The Company was in compliance with these financial covenants as of December 31, 2004 and March 31, 2005. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Prudential term loan facilities. Interest on the three Prudential term facilities is paid quarterly, based on fixed rates of 7.53%, 7.21% and 7.09%, respectively. Of the Company’s outstanding Prudential facilities, $7.1 million fully matures by April 2006, $14.3 million fully matures by June 2008, and $14.3 million fully matures by February 2009.

The Company entered into a $9.5 million variable rate bond with Sampson County, North Carolina on September 10, 2003 for the funding of expansion at its landfill in that county. This bond expires in 2023. This bond is in addition to the Company’s existing $30.9 million Sampson facility, which expires in 2021. Both facilities are backed by a letter of credit issued by Wachovia Bank N.A. (“Wachovia”) as a participating lender under the revolver. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 4.0% at December 31, 2004 and March 31, 2005.

Aggregate principal maturities of long-term debt at March 31, 2005 were as follows (in thousands):

Current	$10,733
13 to 24 months	82,147
25 to 36 months	10,714
37 to 48 months	7,142
49 to 60 months	—
Thereafter	40,355

Total	$151,091

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was $160.2 million and $153.5 million at December 31, 2004 and March 31, 2005, respectively.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004 and March 31, 2005 (in thousands):

	December 31, 2004	March 31, 2005
Land, land improvements and buildings	$40,185	$41,164
Landfills and associated land	109,465	110,305
Machinery and equipment	21,095	21,059
Containers	94,457	95,496
Collection vehicles	97,150	97,425
Furniture, fixtures, and office equipment	7,024	7,103
Construction in progress	442	2,756

Total property and equipment	369,818	375,308
Less accumulated depreciation	(171,267)	(176,242)

Property and equipment, net	$198,551	$199,066

Construction in progress includes equipment not placed in service as of the balance sheet date. Collection vehicles are owned by the Company.

Depreciation expense (including software amortization) for the three-month periods ended March 31, 2004 and 2005 was approximately $5.8 million and $5.7 million, respectively. Landfill amortization expense was approximately $1.3 million and $1.1 million for the three-month periods ended March 31, 2004 and 2005, respectively.

Pursuant to the provisions of SFAS No. 144, the Company recorded asset impairment charges of approximately $0 and $76,000 for the three-month periods ended March 31, 2004 and 2005, respectively, related to certain excess equipment and vehicles that have been taken out of service. The Company determined fair value based on comparable equipment with similar remaining useful lives.

7. SHAREHOLDERS’ EQUITY

The Company issued 474 and 1,007 shares of common stock with a fair value of approximately $5,100 and $14,000 for the three months ended March 31, 2004 and 2005, respectively, which were recorded as directors’ fees.

During the three-month periods ended March 31, 2004 and 2005, stock options totaling 4,292 and 172,121 were exercised with net proceeds of approximately $27,000 and $1.4 million, respectively. As a result of the 2005 option exercises, the Company recorded an income tax benefit of approximately $348,000 as an addition to paid-in-capital.

In January 2005, our Chairman, Lonnie C. Poole, Jr., purchased two life insurance policies which were previously assigned to the Company in connection with the settlement of prior loans. To purchase one of the policies, Mr. Poole transferred to the Company 17,617 shares of the Company’s common stock with an approximate value of $219,500 and the Company subsequently cancelled such shares. For more information regarding this transaction, see the Company’s discussion under “Certain Transactions” in the Company’s proxy statement for the 2005 annual meeting of shareholders (the “2005 Proxy Statement”).

8. DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME

The Company utilizes cash flow hedge agreements to manage a portion of its risks related to fluctuations in interest rates and certain commodity prices.

Interest Rate Swaps

The Company entered into an interest rate swap agreement effective January 1, 2002 to modify the interest characteristics of its outstanding long-term debt and designated the qualifying instrument as a cash flow hedge. Under the agreement, the interest rate swap hedged notional debt values of $50.0 million with a fixed interest rate of 4.2%. The agreement expired November 2004.

In March 2004, the Company entered into additional interest rate swaps to hedge notional debt values of $30.0 million and $10.0 million, respectively. These swaps are effective for the period November 2004 through February 2007 with fixed interest rates of 2.7%.

The Company measures effectiveness of the interest rate swaps by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s credit facility using the hypothetical derivative method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in accompanying consolidated statements of operations as interest expense. The interest rate swaps were fully effective during the three months ended March 31, 2004 and 2005.

The fair value of the Company’s interest rate swap is obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. The fair value of the interest rate swap agreements represented an asset of approximately $0.6 million and $1.0 million as of at December 31, 2004 and March 31, 2005, respectively.

Commodity Swaps

The Company entered into two commodity swap contracts effective January 1, 2003 and June 1, 2003, respectively, to hedge its recycling revenue received for old corrugated cardboard (“OCC”) and has designated the qualifying instruments as cash flow hedges. The contracts each hedge 18,000 tons of OCC at $70 a ton for a term of three years. In November 2004, we entered into a contract effective January 1, 2005, to hedge another 18,000 tons of OCC at $90 a ton for a term of three years. In April 2005, we entered into another contract effective January 1, 2006, to hedge 18,000 tons of OCC at $83 per ton for a term of three years. The notional amounts hedged under these agreements represent approximately 33% of the Company’s OCC volume at March 31, 2005.

The Company measures effectiveness of the commodity swaps by its ability to offset cash flows associated with changes in the rates received for its monthly OCC volumes. To the extent the commodity swaps are considered to be effective, changes in fair value of the instrument are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in the accompanying consolidated statements of operations as a reduction of recycled commodity revenue. The commodity swaps were fully effective for the three-month periods ended March 31, 2004 and 2005.

The fair value of the Company’s commodity swap contracts was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity swap contracts taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity swap agreements represented a liability of $475,000 and $258,000 at December 31, 2004 and March 31, 2005, respectively.

The components of comprehensive income, net of related income taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
Net income	$2,825	$2,772
Other comprehensive income
Unrealized gains on cash flow hedges, net of deferred income taxes of $12 and $255 for the three months ended March 31, 2004 and 2005, respectively	20	420

Comprehensive income	$2,845	$3,192

	Three Months Ended March 31,
	2004	2005
Change in unrealized gains on cash flow hedges	$239	$461
Less: reclassification adjustment for net charges included in net income	(219)	(41)

Net change in unrealized gains on qualifying cash flow hedges	$20	$420

On December 28, 2004, the Company entered into a heating oil hedge contract, effective January 1, 2005, to cap its exposure on 1.2 million gallons of diesel fuel at $1.90 per gallon. The hedge coverage represented approximately 80% of the Company’s first quarter 2005 diesel fuel requirements, and expired on March 31, 2005. The Company recorded approximately a $109,000 net benefit as an offset to fuel charges in the first quarter of 2005 due to this contract.

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

Landfills

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

While the precise amounts of these future obligations cannot be determined, the Company provides accruals for these estimated costs as the remaining permitted airspace of landfills is consumed. The Company’s estimate of these costs considers when the costs would actually be paid and factors in inflation and discount rates. At December 31, 2004 and March 31, 2005, the Company had accrued approximately $5.3 million and $5.6 million for such costs. Significant revisions in estimated lives of the Company’s landfills or significant increases in its estimates of landfill closure and post closure costs could have a material adverse impact on the Company’s financial condition and results of operations.

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

One of the owners of Maple Hill is a former director and officer of the Company. See Note 10, Related Party Transactions.

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

Other

The Company has unconditional purchase obligations as of March 31, 2005 to acquire certain fixed assets of approximately $2.9 million.

At December 31, 2004 and March 31, 2005, the Company had entered into irrevocable letters of credit including performance bonds with available credit totaling approximately $41.8 million and $42.9 million, respectively. At December 31, 2004 and March 31, 2005, no amounts were drawn under the outstanding letters of credit.

10. RELATED PARTY TRANSACTIONS

In 1998, the Company purchased TransWaste Services, Inc. from Thomas C. Cannon, a former director of the Company. Mr. Cannon remained President of TransWaste, one of the Company’s wholly owned subsidiaries, until his resignation effective October 1, 2002. Mr. Cannon was elected to the Company’s Board of Directors (“Board”) in 2000 and served on the Board through May 24, 2004. At the time of the Company’s acquisition of TransWaste from Mr. Cannon, he owned, and still owns, a 50% interest in a company that is developing a construction and demolition solid waste (“C&D”) landfill. Simultaneously with the Company’s purchase of TransWaste, and in order for management to position TransWaste to realize the potential benefit of that future landfill, TransWaste entered into an agreement with the company that is 50% owned by Mr. Cannon whereby, upon the satisfaction of certain conditions, that company has the option to sell the landfill to TransWaste for $8,000,000 or to accept C&D waste from TransWaste or any affiliate at a per ton rate that is favorable to TransWaste for ten years. None of these conditions has been satisfied, so TransWaste has neither acquired, nor is it disposing of waste at, the proposed landfill. On August 20, 2004, TransWaste filed a complaint for declaratory relief asking the court to determine that the agreement between the two companies is unenforceable for, among other reasons, failure to satisfy such conditions within a reasonable amount of time.

Lonnie C. Poole, III is a member of a limited liability company that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space. The lease was entered into in June 1999 with a term of 10 years. Rental expense related to this lease was approximately $126,000 and $147,000 for the three months ended March 31, 2004, and 2005, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Management believes that the lease is on terms comparable to those with third parties.

The Company provides office space and administrative services to a company owned by Lonnie C. Poole, III. The amount billed for such services for the three months ended March 31, 2004 and 2005 was approximately $1,400.

The Company leases aircraft from time to time from companies owned in part by some of its officers. The amounts paid to these companies for rental of such aircraft for the three months ended March 31, 2004 and 2005 were approximately $3,000 and $28,000, respectively. The lease terms are comparable to those with third parties.

In January 2005, our Chairman, Lonnie C. Poole, Jr., purchased from the Company two life insurance policies which he previously assigned to the Company in connection with the settlement of prior loans. To purchase one of the policies, Mr. Poole transferred to the Company 17,617 shares with an approximate value of $219,500 and the Company subsequently cancelled such shares. The purchase of the other policy was settled in cash for $166,405. The aggregate consideration value of $385,905 was the cash value of the policies on September 30, 2004, the valuation date determined in accordance with the Board’s approval of the transaction. The Company recognized a loss of $40,400 related to the sale of these policies. For more information regarding this transaction, see the Company’s discussion under “Certain Transactions” in the 2005 Proxy Statement.

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

11. LANDFILLS

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

Assets and liabilities associated with final capping, closure and post-closure costs consisted of the following at the dates presented (in thousands):

	December 31, 2004	March 31, 2005
Landfill assets	$109,465	$110,305
Accumulated landfill airspace amortization	(21,007)	(22,139)

Net landfill assets	$88,458	$88,166

	December 31, 2004	March 31, 2005
Final capping	$4,862	$5,131
Closure/post-closure	410	454

Total landfill liabilities	$5,272	$5,585

Current portion	$3,162	$3,122
Long term	2,110	2,463

Total landfill liabilities	$5,272	$5,585

The changes to landfill liabilities were as follows for the three months ended March 31, 2004 and 2005 (in thousands):

	2004	2005
Beginning balance	$6,164	$5,272
Obligations incurred	369	224
Obligations settled	(276)	(17)
Interest accretion	174	106

Ending balance	$6,431	$5,585

12. SUBSEQUENT EVENTS

On May 11, 2005, the Company amended the Fleet revolver and Prudential term facilities to increase the permitted capital expenditures for the year 2005 and eliminate the fixed charge coverage ratio test for payment of dividends.

On May 11, 2005, the Board of Directors of the Company declared a semi-annual cash dividend of $0.08 per share payable to shareholders of record on May 23, 2005. Payment of the cash dividend will be June 3, 2005. In the future, the Company intends to pay dividends provided it has sufficient cash available to effect the dividend without impairing the Company’s ability to pay its debts as they become due in the usual course of business. In addition, the Company intends to pay dividends based on the availability of cash without reducing total assets below the sum of its total liabilities plus any amount that would be needed if the Company dissolved as of the payment date to satisfy all preferential rights upon distribution and to satisfy any preferential rights that are superior to those receiving the dividend. The Board of Directors will make any determination regarding the payment of dividends.

Subsequent to March 31, 2005, the Company acquired three operations for approximately $12.5 million.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Note Relating to Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Some matters discussed in this Management’s Discussion and Analysis are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated, including general economic conditions, our ability to manage growth, the availability and integration of acquisition targets, regulatory permitting processes, the development and operation of landfills, impairment of goodwill, competition, geographic concentration, weather conditions, government regulation and others set forth in our Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a regional, vertically integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At March 31, 2005, we operated 34 collection operations, 25 transfer stations, approximately 90 county convenience drop-off centers, 11 recycling facilities and 10 landfills in the southeastern United States. We had revenues of $69.2 million and operating income of $6.9 million for the three-month period ended March 31, 2004, and revenues of $72.0 million and operating income of $6.9 million for the three-month period ended March 31, 2005.

Percentages of our total revenue attributable to services provided are as follows:

	Three Months Ended March 31,
	2004	2005
Collection:
Industrial	29.7%	27.2%
Commercial	27.5%	26.9%
Residential	20.9%	23.1%
Disposal and transfer	14.7%	15.8%
Recycling service	1.9%	1.8%
Recycled commodity sales	1.5%	1.6%
Other	3.8%	3.6%

Total service revenues	100.0%	100.0%

Our presence in growth markets in the southeastern United States has supported our internal growth. In addition, from 1990 through March 31, 2005, we acquired 87 solid waste collection or disposal operations.

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

While longer-term contracts can provide more consistent cash flow, increases in the cost of fuel and other operating costs during the contract’s term could reduce the contract’s profitability. To minimize this risk, we generally include price increases in our longer-term contracts. However, our ability to pass on price increases is sometimes limited by the terms of our contracts. Long-term solid waste collection contracts typically contain a formula, generally based on a predetermined published price index such as the Consumer Price Index, for automatic adjustment of fees, generally, on an annual basis, to cover increases in some, but not all, operating costs. These fee increases are recognized as revenue when earned (as the service is provided).

At March 31, 2005, we operated approximately 90 convenience collection sites under contract with 13 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At March 31, 2005, we also operated 11 recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper and old corrugated cardboard. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by entering into hedging instruments. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At March 31, 2005, we owned or operated 25 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At March 31, 2005, we operated 10 landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the containers and compactors that we resell.

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

Critical Accounting Policies

We have established various accounting policies in accordance with accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of our assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions that could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the future:

Allowance For Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our estimated allowance for doubtful accounts is based upon historical collection trends, type of customer, such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The allowance for doubtful accounts was $2.3 million and $2.5 million at December 31, 2004 and March 31, 2005, respectively. One customer, the Solid Waste Management Authority of Crisp County represented approximately $1.0 million and $0.9 million of the allowance for doubtful accounts at December 31, 2004 and March 31, 2005, respectively. Refer to Note 9 of our unaudited consolidated financial statements for additional information regarding the Authority.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risks consist primarily of accounts receivable. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of our customer base. No single customer of ours accounted for more than 4.0% of our revenues for the three-month periods ended March 31, 2004 and 2005. One customer, the Authority, accounted for approximately 4% and 8% of our net accounts receivable balance as of December 31, 2004 and March 31, 2005, respectively. Please refer to Note 9 to our unaudited consolidated financial statements for further discussion of the Authority. We do not believe that the loss of any single customer would have a material adverse effect on our results of operations.

Self-Insurance Reserves

We assume the risks for medical, dental, workers compensation, and auto insurance exposures up to certain loss thresholds set forth in separate insurance contracts. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from third party experts. The insurance accruals are influenced by our past claims experience factors, which have a limited history. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. The frequency and amount of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to incur additional costs in future periods associated with prior year claims.

In the first quarter of 2005, we increased the provision for workers compensation and accident claims by approximately $0.8 million in order to provide for our increased claims exposure as a result of increasing our plan deductibles effective January 1, 2005.

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

While the precise amounts of these future obligations cannot be determined, at December 31, 2004 and March 31, 2005, we estimate our total landfill closure and post-closure costs to be approximately $5.3 million and $5.6 million, respectively, for the airspace consumed to date. We provide accruals for these estimated costs as the remaining permitted airspace of landfills is consumed. Our estimate of these costs considers when the costs would actually be paid and factors in inflation and discount rates. Significant revisions in the estimated lives of our landfills or significant increases in our estimates of landfill closure and post-closure costs could have a material adverse impact on our financial condition and results of operations.

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

Intangible Assets

Intangible assets primarily consist of goodwill (indefinite life), customer lists (definite life) and noncompete agreements (definite life) acquired in business combinations.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we discontinued amortization of goodwill effective January 1, 2002. On an ongoing basis, we perform an annual impairment test. At least quarterly, we analyze whether an event has occurred that would more likely than not reduce the goodwill’s enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustment after adoption, if any, will be recognized as an operating expense. We adopted July 31 as our annual assessment date. We completed our annual impairment test as of July 31, 2004 and determined that there was no goodwill impairment.

Intangible assets with a definite life are amortized over their expected lives, typically five to eight years (see Note 3 to our unaudited consolidated financial statements), and are assessed for impairment on a quarterly basis. Intangible assets with a definite life are tested for impairment based on undiscounted cash flows and if impaired, written down to fair value based on either discounted cash flows or appraised values.

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

Three-Month Period Ended March 31, 2005 vs. Three-Month Period Ended March 31, 2004

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited consolidated statements of operations.

	Three Months Ended March 31,
	2004	2005
Total revenues	100.0%	100.0%
Service	99.7%	99.8%
Equipment	0.3%	0.2%

Total cost of operations	65.8%	67.3%
Selling, general and administrative	13.6%	13.1%
Depreciation and amortization	10.6%	9.8%
Impairment of property and equipment and other assets	0.0%	0.2%

Operating income	10.0%	9.6%

Interest expense	3.7%	3.3%
Interest income	0.0%	0.0%
Other expense (income)	-0.1%	0.0%

Income before income taxes	6.4%	6.3%

Income tax expense	2.3%	2.5%

Income before cumulative effect of a change in Net income	4.1%	3.8%

REVENUES. Total revenues increased approximately $2.8 million, or 4.0% for the three-month period ended March 31, 2005, compared to the same period in 2004. The increase for the three-month period ended March 31, 2005 was primarily attributable to increases in internal growth of approximately $2.0 million in collection revenue and approximately $0.8 million in disposal revenue offset by a decrease of approximately $1.3 million in transfer revenue for the three-month period ended March 31, 2005 compared to the same period in 2004. Revenue related to the effect of businesses acquired, offset by the disposition of businesses, during the year ended December 31, 2004, and three businesses acquired during the first quarter of 2005 resulted in a net revenue increase of approximately $1.3 million for the three-month period ended March 31, 2005. Of the businesses acquired and sold, nine were acquired in 2004, three were acquired in 2005, and three were sold in 2004.

The following table provides the components of service revenue growth for the three-month periods ended:

	March 31, 2004	March 31, 2005
SERVICE REVENUE GROWTH
Price	0.5%	1.2%
Volume	3.4%	1.2%
Energy surcharge	0.4%	-0.1%

Total Internal Growth	4.3%	2.3%
Commodities	0.3%	0.1%
Acquisitions, net of dispositions	5.9%	1.7%

Total Service Revenue Growth	10.5%	4.1%

TOTAL COST OF OPERATIONS. Total cost of operations increased $2.9 million, or 6.4% for the three months ended March 31, 2005, compared to the same period in 2004. The following table provides the components of the costs of operations as a percentage of revenues for the three-month period ended March 31, 2005, compared with the same period in 2004.

	2004	2005	change
Labor and related benefits (1)	18.0%	17.3%	-0.7%
Third-party transfer and disposal (2)	27.1%	27.6%	0.5%
Fuel (3)	3.5%	4.3%	0.8%
Repairs and maintenance - fleet	7.5%	7.4%	-0.1%
Insurance (4)	5.4%	5.9%	0.5%
Other	4.3%	4.8%	0.5%

Total cost of operations	65.8%	67.3%	1.5%

(1)	Health insurance costs decreased by approximately $0.4 million due to lower claims experience.
(2)	Increased primarily due to growth of our national accounts program, resulting in reliance on third party services in some areas due to a lack of operational presence in certain markets.
(3)	Increased 26% due to overall higher prices of fuel, even though we hedged approximately 80% of our first quarter fuel requirements
(4)	We increased our provision for workers compensation, auto, and accident claims by approximately $0.8 million as a result of increasing our plan deductibles as of January 1, 2005.

SELLING GENERAL AND ADMINISTRATIVE (“SG&A”). SG&A increased approximately $48,000 or 0.5%, for the three-month period ended March 31, 2005, compared with the same period in 2004.

The following table summarizes certain components of selling, general and administrative expense as a percentage of revenue for the three-month periods ended March 31, 2004 and 2005:

	2004	2005	Change
Labor and related benefits (1)	7.4%	6.8%	-0.6%
Provision for doubtful accounts	0.7%	0.8%	0.1%
Professional fees (2)	0.8%	1.1%	0.3%
Rent - site & building	0.6%	0.5%	-0.1%
Other	4.1%	3.9%	-0.2%

Total SG&A	13.6%	13.1%	-0.5%

(1)	Labor and benefit expense decreased due primarily to lower bonus expense and a reduced amount of health insurance claims in 2005.
(2)	Professional fees increased primarily due to increased costs associated with compliance with the Sarbanes-Oxley Act of 2002.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $0.3 million, or 3.6%, to $7.1 million in the three-month period ended March 31, 2005 from $7.3 million in the same period in 2004. Depreciation and amortization, as a percentage of revenues, decreased to 9.8% in the three-month period ended March 31, 2005 from 10.6% in the same period in 2004. Of this decrease, $0.2 million was related to decreased closure/post-closure amortization costs due primarily to expansion permits obtained for our Sampson facility, previously deemed at airspace capacity.

INTEREST EXPENSE. Interest expense (net of interest income) decreased $0.2 million in the three-month period ended March 31, 2005 due to reductions in outstanding debt.

INCOME TAX EXPENSE. The effective income tax rate increased to 39.5% in the three-month period ended March 31, 2005 from a rate of 36.5% in the same period in 2004 due in part to a greater proportion of operations in states with higher taxes such as North Carolina and Georgia and an increase in our deferred income tax liabilities for the estimated increase in our overall effective rate.

NET INCOME. Net income decreased $53,000, or 1.9%, to $2.8 million in the three-month period ended March 31, 2005. This decrease was attributable to the changes explained above, most notably $2.8 million of increased sales revenue, offset by higher overall operating costs and an increased effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at March 31, 2005 was negative $8.3 million compared to negative working capital of $6.9 million at December 31, 2004. The negative amounts were primarily the result of using cash generated from operations for capital expenditures, acquisitions, and long-term debt reduction. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facilities and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2005. Prior to 2000, we had fully drawn upon our three $25.0 million term facilities with Prudential Insurance Company of America. Principal repayments are due annually on each of the $25.0 million term facilities. The Prudential facilities require us to maintain financial covenants, such as minimum net worth, net income, and limit our capital expenditures and indebtedness. We were in compliance with these financial covenants as of December 31, 2004 and March 31, 2005. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.53%, 7.21% and 7.09%, respectively.

We have in place a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank acts as agent. This credit facility provides up to $175.0 million through February 2007. Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the revolver. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the revolver. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The revolver bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (LIBOR) plus, in each case, a percentage rate that fluctuates, based on our leverage ratio, from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for LIBOR rate borrowings. The revolver requires us to maintain financial covenants and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. We were in compliance with these financial covenants as of December 31, 2004 and March 31, 2005. As of March 31, 2005, an aggregate of approximately $75.0 million was outstanding under the revolver, with an average interest rate on outstanding borrowings of approximately 4.8%.

On September 10, 2003, we entered into a $9.5 million income tax exempt variable rate bond with Sampson County, North Carolina for the funding of expansion at our landfill in that county. This issue was in addition to our existing $30.9 million Sampson facility. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. as a participating lender under our Fleet syndication. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 4.0% at March 31, 2005.

As of March 31, 2005, we had the following contractual obligations and commercial commitments (in thousands):

Contractual Obligations	PAYMENTS DUE BY PERIOD
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1) (2)	$187,379	$18,030	$101,467	$10,614	$57,268
Expected landfill liabilities (3)	5,585	3,122	2,463	—	—
Disposal agreements	948	948	—	—	—
Capital expenditures	2,900	2,900	—	—	—
Capital leases	674	501	173	—	—
Operating leases	7,114	2,483	3,020	1,409	202

Total contractual cash obligations	$204,600	$27,984	$107,123	$12,023	$57,470

(1)	Includes amounts outstanding as of March 31, 2005 of $75.0 million under our revolver, $35.7 million under the Prudential term facilities, and $40.3 million under the Sampson bond facilities. Our revolver allows us to borrow up to $175 million provided we are in compliance with the facility’s loan covenants. Availability under the revolver was approximately $42.3 million at March 31, 2005.
(2)	As disclosed in Note 8 of our unaudited consolidated financial statements, we have entered into various interest rate swaps which fixed the interest rate for a portion of our debt through 2007. Additionally, we have entered into commodity swap contracts to hedge our recycling revenue received for old corrugated cardboard. The commodity swap contracts have a term of three years. As of March 31, 2005, the fair value of the interest rate swap agreements recorded on our consolidated balance sheets was an asset of approximately $1.0 million. The fair values of the commodity swap contracts are recorded on our consolidated balance sheets as a liability of approximately $0.3 million.

(3)	Landfill liabilities are based on current costs and include capping, closure, post-closure and environmental remediation costs. These costs represent the expected landfill liabilities we will incur for final capping, closure and post-closure for the airspace consumed to date. We will recognize additional liabilities for these costs as airspace is consumed in each landfill.

We use financial surety bonds for a variety of corporate guarantees. The two largest uses of financial surety bonds are for municipal contract performance guarantees and landfill closure and post-closure financial assurance required under certain environmental regulations. Environmental regulations require demonstrated financial assurance to meet closure and post-closure requirements for landfills. In addition to surety bonds, these requirements may also be met through alternative financial assurance instruments, including insurance and letters of credit.

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Standby letters of credit	$15,926	$15,926	$—	$—	$—
Financial surety bonds	26,995	26,145	850	—	—

Total commercial commitments	$42,921	$42,071	$850	$—	$—

Net cash provided by operating activities increased $0.5 million to $10.6 million for the three-month period ended March 31, 2005, compared to net cash provided by operating activities of $10.1 million for the three-month period ended March 31, 2004. The increase primarily consisted of increased non-cash adjustments, partially offset by reduced net income and unfavorable changes in operating assets and liabilities.

Net cash used in investing activities increased $4.2 million to $8.0 million for the three-month period ended March 31, 2005, compared to $3.8 million for the same period in 2004. The increase in cash used was primarily related to increased acquisitions of related businesses of $2.1 million and $2.8 million higher capital expenditures than those occurring in the first quarter of 2004.

We currently expect capital expenditures for 2005 to be approximately $38.0 to $39.0 million, compared to $32.2 million in 2004. In 2005, $14.0 million of the expected capital expenditures are earmarked for landfill site and cell construction. We expect to fund our planned 2005 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal businesses, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

For the three-month period ended March 31, 2005, net cash used in financing activities decreased $4.5 million from net cash used of $8.7 million for the same period in 2004. This decrease was primarily due to lower net repayments of debt as well as cash received from stock option exercises.

At March 31, 2005, we had approximately $151.8 million of total borrowings outstanding (including capital lease obligations) and approximately $42.9 million in letters of credit including performance and surety bonds. At March 31, 2005, the ratio of our total debt (including capital lease obligations) to total capitalization was 55.4%, compared to 57.2% at December 31, 2004.

Accounts receivable, net of deferred revenue decreased approximately $0.8 million to $23.4 million at March 31, 2005 from $24.2 million at December 31, 2004 due to collections and changes in the provision for doubtful accounts.

Trade accounts payable decreased approximately $1.8 million to $12.8 million at March 31, 2005 from $14.6 million at December 31, 2004 due primarily to timing of payments.

Current accrued liabilities and other payables increased approximately $1.0 million to $7.3 million due primarily to additional capital lease obligations and accruals for property and vehicle taxes.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued Emerging Issues Task Force, or EITF, Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, In Determining Whether to Report Discontinued Operations. The EITF reached a consensus that classification of a disposed component as a discontinued operation is appropriate only if the ongoing entity:

•	has no continuing direct cash flows (and further clarifies what constitutes a direct cash flow); and

•	does not retain an interest, contract, or other arrangement sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction.

We adopted EITF Issue No. 03-13 on January 1, 2005 and will apply it to components that are disposed of or classified as held for sale from that date forward. During the three months ended March 31, 2005, we did not dispose of any components. Exchanges of assets that occurred in 2004 were not required to be reported as discontinued operations, based on our interpretation of SFAS No. 144.

In March 2005, the FASB issued FASB Interpretation No. 47, or FIN 47, Accounting for Conditional Asset Retirement Obligations, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. FIN 47 clarifies the term conditional asset retirement obligation as used in FASB No. 143 and clarifies when an entity would have sufficient information to reasonably estimate the fair value of the asset retirement obligation. The Interpretation becomes effective for our company no later than the end of the year ending December 31, 2005. We intend to adopt FIN 47 in the fourth quarter of 2005 and do not believe it will have a material impact on our financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all entities to recognize compensation expense in their statements of operations for all share-based payments (e.g., stock options and restricted stock) granted to employees based upon the fair value of the award on the grant date. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer permitted.

SFAS 123R is now effective for issuers as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 as originally prescribed. Accordingly, the required effective date of SFAS 123R for calendar year-end public companies is January 1, 2006 instead of July 1, 2005. We expect to adopt the pronouncement on January 1, 2006. As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method under Accounting Principles Board No. 25 Accounting For Stock Issued To Employees and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall cash flows or financial position. The impact of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma net income and earnings per share calculation in Note 1 of our unaudited consolidated financial statements.

RISK FACTORS

As previously mentioned in our Note Relating to Forward-looking Statements, there are numerous risks and uncertainties associated with our business. Please refer to Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of other factors that could materially affect the forward-looking statements in this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures

We entered into an interest rate swap agreement effective January 1, 2002 to modify the interest characteristics of our outstanding long-term debt and designated the qualifying instrument as a cash flow hedge. Under the terms of the agreement, the interest rate swap hedged notional debt values of $50.0 million with a fixed rate of 4.2%. The agreement expired November 2004.

In March 2004, we entered into additional interest rate swaps to hedge notional debt values of $30.0 million and $10.0 million, respectively. These swaps are effective for the period of November 2004 through February 2007 with fixed rates of 2.7%.

Our results of operations are impacted by fluctuations in commodity pricing. To reduce our risk to market fluctuations, we entered into two commodity swap contracts effective January 1, 2003 and June 1, 2003, respectively, to hedge our recycling revenue received for old corrugated cardboard, or OCC and have designated the qualifying instruments as cash flow hedges. The contracts each hedge 18,000 tons of OCC at $70.00 a ton for a term of three years. In November 2004, we entered into a contract effective January 1, 2005, to hedge another 18,000 tons of OCC at $90 a ton for a term of three years. In April 2005, we entered into another contract effective January 1, 2006, to hedge 18,000 tons of OCC at $83 per ton for a term of three years. The notional amounts hedged under these agreements represent approximately 33% of our current OCC volume.

We have used heating oil option agreements to manage a portion of our exposure to fluctuation in diesel fuel oil prices. To date, such agreements have not been significant to our financial condition and results of operations. On December 28, 2004, we entered into a heating oil hedge contract, effective January 1, 2005, to cap our exposure on 1.2 million gallons of diesel fuel at $1.90 per gallon. The hedge coverage represented approximately 80% of our first quarter diesel fuel requirements, and expired on March 31, 2005.

Qualitative Disclosures

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

We believe our quantitative and qualitative disclosures regarding market risk have not changed materially from those disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

As part of the preparation of our Annual Report on Form 10-K for the year ended December 31, 2004, the following matters were identified as reportable conditions and, together, a material weakness:

•	inadequate analysis of deferred income tax balances and changes in our income tax provision;

•	inadequate accounting for lease agreements including capitalization and expense recognition; and

•	inadequate review of the adequacy of the allowance for doubtful accounts, specifically concerned with a complex customer arrangement and related exposure.

We have taken the following actions, including the analysis and policies and procedures noted, which are improvements to our disclosure controls and internal control over financial reporting, to address and correct these conditions, some of which were completed by March 31, 2005:

•	engaged an independent contractor to develop a tax basis balance sheet

•	completed an evaluation of necessary resources and are in the process of hiring personnel with the expertise to maintain this tax balance sheet and provide support in preparation of our income tax provision;

•	implemented more stringent policies and procedures for approval of and accounting for lease arrangements, including utilization of a checklist to determine if operating leases meet the criteria for capitalization;

•	devoted more resources to performing detailed analysis of major customer accounts receivable balances and activity; and

•	evaluated staffing needs and are in the process of hiring additional accounting staff to allow for more timely detailed analyses of key accounts and procedures.

As of the end of the 90-day period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective as of March 31, 2005 for gathering, analyzing and disclosing information required to be disclosed in connection with the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. However, at the time of the preparation of this Quarterly Report, all of the changes discussed above, other than new hires remaining to be made, had been implemented, which we believe rendered the design and operation of our disclosure controls and procedures effective for gathering, analyzing and disclosing information required to be disclosed in connection with the filing of this Quarterly Report.

Except as discussed above, no changes were made in our internal controls or in other factors that could significantly affect our internal control over financial reporting during the last fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of legal proceedings to which we are subject is contained in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material developments in those proceedings since December 31, 2004.

ITEM 5. OTHER INFORMATION

On May 11, 2005, we amended our Fleet revolver and Prudential term facilities to increase the permitted capital expenditures for the year 2005 from $37 million to $42 million and to eliminate the fixed charge coverage ratio test for payment of dividends. The increase in capital expenditures for 2005 was necessary primarily because of increased expenditures anticipated for our Sampson County, North Carolina and Polk County, Georgia landfill sites. The elimination of the fixed charge coverage ratio reflects our improved leverage ratios as we have paid down our debt and increased our earnings in the last several years. Under the facilities, we may pay up to $3.5 million in cash dividends annually. Copies of the amendments to the facilities are filed as exhibits to this Report.

There is no relationship between our company or our affiliates and any of the lenders under the facilities.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description
Exhibit 10.21	Amendment and Consent dated as of May 11, 2005 among the Company and Prudential Insurance Company of America and Affiliates

Exhibit 10.22	Second Amendment to Amended and Restated Revolving Credit Agreement dated as of May 11, 2005 among the Company and Fleet National Bank, Wachovia Bank, Branch Banking and Trust Company and other lenders

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to rule 15d-14(a) under the Securities Exchange Act of 1934

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to rule 15d-14(a) under the Securities Exchange Act of 1934

Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2005	Waste Industries USA, Inc.
(Registrant)

	By:	/s/ Jim W. Perry
Jim W. Perry
President and Chief Executive Officer

Dated: May 17, 2005	Waste Industries USA, Inc.
(Registrant)

	By:	/s/ D. Stephen Grissom
D. Stephen Grissom
Chief Financial Officer