Form 10-Q
period 2005-06-30
WASTE INDUSTRIES USA INC
filed 2005-08-15
CIK 1125845

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	13,703,360 shares
(Class)	(Outstanding at August 12, 2005)

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2004	June 30, 2005
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,445	$53
Accounts receivable - trade, net of allowance for uncollectible accounts of $2,259 and $2,684 at December 31, 2004 and June 30, 2005, respectively	30,134	27,557
Accounts receivable - other	1,468	2,133
Inventories	1,526	1,478
Deferred income taxes	2,740	2,740
Prepaid expenses and other current assets	2,762	1,523

Total current assets	41,075	35,484

Property and equipment, net	198,551	208,868
Goodwill, net	87,902	95,617
Other intangible assets, net	4,800	8,240
Other noncurrent assets	4,720	4,305

Total assets	$337,048	$352,514

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2004	June 30, 2005
		Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$14,627	$15,496
Acquisition related liabilities	1,502	3,490
Accrued liabilities and other payables	4,834	6,924
Current maturities of long-term debt	10,733	10,733
Accrued wages and benefits	3,717	3,885
Closure/post-closure liabilities	3,162	3,152
Reserve for self-insurance	3,406	4,510
Deferred revenue	5,949	3,181

Total current liabilities	47,930	51,371

Long-term debt, net of current maturities	145,930	151,174
Noncurrent deferred income taxes	22,629	22,297
Other long-term liabilities	2,848	3,388
Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Common stock, no par value, shares authorized - 80,000,000 shares; issued and outstanding: December 31, 2004 - 13,494,869 June 30, 2005 - 13,703,360	39,308	40,944
Paid-in capital	7,342	7,765
Retained earnings	71,005	75,103
Unrealized gains on cash flow hedges	56	472

Total shareholders’ equity	117,711	124,284

Total liabilities and shareholders’ equity	$337,048	$352,514

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues:
Service revenues	$72,972	$77,102	$140,738	$146,291
Equipment sales	181	157	400	311

Total revenues	73,153	77,259	141,138	146,602

Operating costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	49,118	52,843	93,613	98,688
Equipment sales	112	95	239	201
Selling, general and administrative	9,166	10,881	18,500	20,015
Depreciation and amortization	7,598	7,542	14,892	14,487
Gain on sale of property and equipment	(133)	(198)	(250)	(222)
Impairment of property and equipment and other assets	188	17	188	143

Total operating costs and expenses	66,049	71,180	127,182	133,312

Operating income	7,104	6,079	13,956	13,290

Interest expense	2,382	2,619	4,946	4,961
Interest income	(28)	(21)	(50)	(32)
Other	(16)	(60)	(81)	(81)

Total other expense, net	2,338	2,538	4,815	4,848

Income from continuing operations before income taxes	4,766	3,541	9,141	8,442
Provision for income taxes	1,739	1,399	3,336	3,335

Income from continuing operations	3,027	2,142	5,805	5,107

Discontinued operations (Note 2):
Income (loss) from discontinued operations (net of income taxes)	33	(110)	80	(304)
Gain on sale of operations (net of income taxes)	—	389	—	389

Income from discontinued operations	33	279	80	85

Net income	$3,060	$2,421	$5,885	$5,192

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Earnings per share:
Basic:
Income from continuing operations	$0.22	$0.16	$0.43	$0.37
Net income from discontinued operations	0.01	0.02	0.01	0.01

Net income	$0.23	$0.18	$0.44	$0.38

Diluted
Income from continuing operations	$0.22	$0.15	$0.43	$0.37
Net income from discontinued operations	—	0.02	—	0.01

Net income	$0.22	$0.17	$0.43	$0.38

Weighted-average number of common shares outstanding:
Basic	13,502	13,675	13,498	13,606
Diluted	13,667	13,853	13,619	13,798

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2005

(In Thousands)

(Unaudited)

	Shares		Common Stock	Paid-in Capital	Retained Earnings	Unrealized Gains on Cash Flow Hedges	Total Shareholders’ Equity
	Authorized	Outstanding
Balance at December 31, 2004	80,000	13,495	$39,308	$7,342	$71,005	$56	$117,711
Net income	—	—	—	—	5,192	—	5,192

Other comprehensive income, net of income taxes of $240
Unrealized gain on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	416	416

Other comprehensive income	—	—	—	—	—	—	416

Comprehensive income	—	—	—	—	—	—	5,608
Issuances of stock	—	3	44	—	—	—	44
Exercise of stock options	—	223	1,812	—	—	—	1,812
Income tax benefit from stock options	—	—	—	423	—	—	423
Shares cancelled	—	(18)	(220)	—	—	—	(220)
Dividend Paid	—	—	—	—	(1,094)	—	(1,094)

Balance at June 30, 2005	80,000	13,703	$40,944	$7,765	$75,103	$472	$124,284

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	Six Months Ended June 30,
	2004	2005
Operating Activities:
Net income	$5,885	$5,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,983	14,706
Amortization of debt issuance costs	371	559
Asset impairment	188	143
Gain on sale of property and equipment	(250)	(222)
Gain on sale of discontinued collection and hauling operations	—	(389)
Stock compensation expense	13	44
Provision for deferred income taxes	—	1,570
Provision for doubtful accounts	929	1,454
Changes in operating assets and liabilities, net of effects from acquisition and disposition of related businesses:
Receivables	516	2,778
Prepaid expenses and other current assets	(912)	899
Other assets	(333)	958
Accounts payable and accrued liabilities	5,107	(2,469)
Deferred revenue and other liabilities	(3,525)	(2,898)

Net cash provided by operating activities	22,972	22,325

Investing Activities:
Acquisitions of related businesses, net of cash acquired	(749)	(23,279)
Purchases of property and equipment	(11,021)	(16,031)
Proceeds from sale of collection and hauling operations	—	7,913
Proceeds from sale of property and equipment	1,059	720
Settlement of acquisition liabilities	(136)	92
Increase in restricted cash	—	(121)
Proceeds from sale of insurance policy	—	164

Net cash used in investing activities	(10,847)	(30,542)

Financing Activities:
Proceeds from issuance of long-term debt	9,000	27,962
Principal payments of long-term debt	(21,717)	(22,719)
Payment of dividends	(1,080)	(1,094)
Principal payments of capital lease obligations	(115)	(101)
Financing costs	(4)	(35)
Net proceeds from exercise of stock options	91	1,812

Net cash provided by (used in) financing activities	(13,825)	5,825

DECREASE IN CASH AND CASH EQUIVALENTS	(1,700)	(2,392)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,127	2,445

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,427	$53

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,557	$4,568

Cash paid for income taxes	$3,826	$3,348

See Notes to Unaudited Condensed Consolidated Financial Statements.

Supplemental disclosure of non-cash transactions –

During the six-month period ending June 30, 2005, the Company acquired approximately $346 of fixed assets by entering into a capital lease.

During the six-month period ending June 30, 2005, the Company sold an insurance policy in exchange for 17,617 shares of the Company’s common stock with a fair value of approximately $220 (see Note 7).

As of June 30, 2005, approximately $2,800 of fixed asset additions were included in accounts payable.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND RECENT DEVELOPMENTS

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect normal adjustments that are necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company adopted EITF Issue No. 03-13 on January 1, 2005 and has applied it to material components disposed of from that date forward. Exchanges of assets that occurred in 2004 were not required to be reported as discontinued operations, based on the Company’s interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 144.

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

SFAS 123R is now effective for issuers as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 as originally prescribed. Accordingly, the required effective date of SFAS 123R for calendar year-end public companies is January 1, 2006 instead of July 1, 2005. The Company expects to adopt the pronouncement on January 1, 2006. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees, (“APB No. 25”) and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall cash flows or financial position. The impact of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described below in its pro forma net income and earnings per share calculation.

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected January 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

Stock Based Compensation

Until the effective date of SFAS 123R, the Company will continue to account for employee stock compensation in accordance with APB No. 25, under which no compensation cost is recorded in the statement of operations. Under APB No. 25, the total compensation expense, which is recognized over the vesting period of the award, is equal to the intrinsic value at the measurement date, which is the first date that both the exercise price and number of shares to be issued is known.

SFAS No. 123, Accounting For Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), requires companies that do not elect to account for stock-based compensation as prescribed by this statement to disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards under the stock plan consistent with the methods required by SFAS No. 123, the Company’s net income and earnings per share for the three- and six-month periods ended June 30, 2004 and 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income:
As reported	$3,060	$2,421	$5,885	$5,192
Deduct - total stock-based compensation determined under fair value based method for all awards, net of income taxes	(166)	(152)	(233)	(242)

Pro forma	$2,894	$2,269	$5,652	$4,950

Earnings per share:
Basic:
As reported	$0.23	$0.18	$0.44	$0.38
Pro forma	$0.21	$0.17	$0.42	$0.36

Diluted:
As reported	$0.22	$0.17	$0.43	$0.38
Pro forma	$0.21	$0.16	$0.42	$0.36

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions

During the six-month period ended June 30, 2005, the Company made the following acquisitions:

In April 2005, the Company acquired two hauling operations and two transfer stations from a subsidiary of Waste Management, Inc. in eastern North Carolina for approximately $11.3 million in cash.

Additionally, the Company made a number of smaller acquisitions in the first six months of 2005 aggregating to $3.8 million in cash, $2.8 million of which related to increasing its presence in the Atlanta, Georgia market. These acquisitions were funded primarily with cash provided by operating activities and borrowings under the Company’s revolving credit facility (See Note 5 - Long Term Debt).

In June 2005, the Company acquired from a subsidiary of Waste Management, Inc. a hauling operation and certain customer accounts in the Atlanta, Georgia region for approximately $8.2 million in cash. These acquisitions were funded primarily with proceeds received from the simultaneous sale of operations to the same party.

The results of these operations have been included in the condensed consolidated financial statements since the acquisition date.

These acquisitions are consistent with the Company’s strategy to improve internalization of waste into existing landfills and expand its presence in certain markets.

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

As of June 30, 2005, the recorded purchase price allocation for these acquisitions was as follows (in thousands):

Tangible assets (liabilities) acquired at fair value:
Accounts receivable	$1,520
Property and equipment	7,131
Liabilities assumed	(4,031)

Total net tangible assets acquired	4,620
Intangible assets acquired at fair value:
Customer lists	4,301
Noncompete agreements	2
Goodwill	14,304
Transfer station permits	52

Total net assets acquired, at fair value	$23,279

The following unaudited pro forma results of operations for the six-month periods ended June 30, 2004 and 2005 assume that the acquisitions described above had occurred as of January 1, 2004 (amounts in thousands):

	2004	2005
Total revenues	$152,670	$153,799
Operating income	15,632	14,272
Income from continuing operations	6,473	5,523
Income from discontinued operations	80	85

Net income	$6,553	$5,608

Earnings per common share:
Basic:
Income from continuing operations	$0.48	$0.40
Income from discontinued operations	0.01	0.01

Net income	$0.49	$0.41

Diluted:
Income from continuing operations	$0.48	$0.40
Income from discontinued operations	—	0.01

Net income	$0.48	$0.41

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future operating results.

Dispositions

In the second quarter of 2005, the Company disposed of certain hauling and transfer operations in the Atlanta, Georgia market for approximately $7.9 million. The operations were disposed of to allow the Company to purchase operations more consistent with its overall strategy to internalize waste, reduce administrative costs, and gain route efficiencies wherever available.

In the six-month period ended June 30, 2005, the net assets and liabilities disposed of were as follows (in thousands):

Disposed net assets:
Accounts receivable	$27
Property and equipment	1,986
Goodwill, net	5,790
Other intangibles, net	271
Inventories/other	33
Deferred revenue	(484)

Total net assets disposed of	$7,623

A portion of these disposed operations were in operation during the three- and six-month periods ended June 30, 2004,

and, consequently, the results of those operations less applicable income taxes were reported as a separate component of income after income from continuing operations (amounts in thousands):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Revenues	$1,237	$2,492
Operating expenses:
Cost of operations	1,051	2,107
Selling, general and administrative	88	167
Depreciation and amortization	46	91

Income before income taxes	52	127
Income tax provision	19	47

Income from discontinued operations (net of income taxes)	$33	$80

All operations sold were in operation during 2005. Consequently, the results of those operations less applicable income taxes were reported as a separate component of income after income from continuing operations (amounts in thousands):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Revenues	$1,872	$4,556
Operating expenses:
Cost of operations	1,751	4,298
Selling, general and administrative	215	541
Depreciation and amortization	88	219
Gain on disposal of assets and operations	(643)	(643)

Income before income taxes	461	141
Income tax provision	182	56

Income from discontinued operations (net of income taxes)	$279	$85

In conjunction with its dispositions, the Company recognized a gain on disposal of the assets and operations totaling approximately $389,000 (net of income taxes).

3. INTANGIBLE ASSETS

Intangible assets consist of goodwill, customer lists, transfer station permits and noncompete agreements acquired in business combinations. Intangible assets are net of accumulated amortization.

The following table summarizes the activity related to goodwill for the six-month period ended June 30, 2005 (in thousands):

Beginning balance - January 1, 2005	$87,902
Acquisitions of collection and hauling operations	14,304
Dispositions of collection and hauling operations	(5,790)
Post-closure purchase accounting adjustments	(799)

Ending balance - June 30, 2005	$95,617

Other intangible assets, net, consisted of the following at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$9,531	$1,670	$7,861
Noncompete agreements	384	80	304
Transfer station permits	79	4	75

Other intangible assets, net	$9,994	$1,754	$8,240

	December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$5,717	$1,258	$4,459
Noncompete agreements	1,085	744	341

Other intangible assets, net	$6,802	$2,002	$4,800

Amortization expense of other intangible assets for the three- and six-month periods ended June 30, 2004 and 2005 was $194,000 and $333,000, and $382,000 and $586,000, respectively. The weighted average amortization period for other intangible assets is 6.3 years.

For the six-month period ended June 30, 2005, we recognized impairment expense of approximately $50,000 related to customer lists.

Estimated future amortization expense associated with other intangible assets at June 30, 2005 was as follows (in thousands):

Year	Amortization Expense
Remainder 2005	$836
2006	1,676
2007	1,647
2008	1,394
2009	1,297
2010	827
Thereafter	563

Total	$8,240

4. EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method.

Earnings per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Income from continuing operations	$3,027	$2,142	$5,805	$5,107
Discontinued operations	33	279	80	85

Net income	$3,060	$2,421	$5,885	$5,192

Denominator used for basic earnings per share -
Weighted average number of shares outstanding	13,502	13,675	13,498	13,606

Denominator used for diluted earnings per share:

Denominator used for basic earnings per share	13,502	13,675	13,498	13,606
Dilutive impact of stock options outstanding	165	178	121	192

Weighted average number of shares outstanding	13,667	13,853	13,619	13,798

Earnings per share:
Basic:
Income from continuing operations	$0.22	$0.16	$0.43	$0.37
Income from discontinued operations	0.01	0.02	0.01	0.01

Net income	$0.23	$0.18	$0.44	$0.38

Diluted:
Income from continuing operations	$0.22	$0.15	$0.43	$0.37
Income from discontinued operations	—	0.02	—	0.01

Net income	$0.22	$0.17	$0.43	$0.38

Antidilutive options to purchase common stock not included in earnings per share calculation	170	194	111	194

The antidilutive options were excluded from the earnings per share calculations as the exercise price of the options exceeded the fair value of the common stock during the above periods.

5. LONG TERM DEBT

Long-term debt consisted of the following at December 31, 2004 and June 30, 2005 (in thousands):

	December 31, 2004	June 30, 2005
Credit Facilities:
Term facility	$39,286	$28,571
Revolving credit facility	77,000	92,963
Bonds	40,355	40,355
Other	22	18

Total long-term debt	156,663	161,907
Less current maturities	(10,733)	(10,733)

Long-term debt, net of current maturities	$145,930	$151,174

The Company and all of its subsidiaries are co-borrowers on a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank, N.A. (“Fleet”) acts as agent. This credit facility provides up to $175 million through February 2007. Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the revolver. Pursuant to an intercreditor agreement with Fleet, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the revolver. The revolver bears interest at a rate per annum equal to, at the Company’s option, either a Fleet base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company’s funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for Eurodollar rate borrowings. The revolver requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2004 and June 30, 2005. It also requires the lenders’ approval of acquisitions in some circumstances. As of June 30, 2005, $93 million was outstanding under the revolver. The average interest rate on outstanding borrowings under the revolver was approximately 4.4% and 5.3% at December 31, 2004 and June 30, 2005, respectively. Availability was approximately $24.3 million under the revolver as of June 30, 2005.

The Company also has a term loan facility with Prudential. The Prudential term loan facility consists of three term loans of $25 million each. Prior to 2000, the Company had fully drawn on all three of the facilities. Principal repayments are due annually on each of the $25 million term facilities. The Prudential term facilities require the Company to maintain certain financial ratios, such as debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth and net income. The Company was in compliance with these financial covenants as of December 31, 2004 and June 30, 2005. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Prudential term loan facilities. Interest on the three Prudential term facilities is paid quarterly, based on fixed rates of 7.53%, 7.21% and 7.09%, respectively. Of the Company’s outstanding Prudential facilities, $3.6 million fully matures by April 2006, $10.7 million fully matures by June 2008, and $14.3 million fully matures by February 2009.

The Company entered into a $9.5 million variable rate bond with Sampson County, North Carolina on September 10, 2003 for the funding of expansion at its landfill in that county. This bond expires in 2023. This bond is in addition to the Company’s existing $30.9 million Sampson facility, which expires in 2021. Both facilities are backed by a letter of credit issued by Wachovia Bank N.A. (“Wachovia”) as a participating lender under the revolver. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 4.3% at December 31, 2004 and June 30, 2005.

Aggregate principal maturities of long-term debt at June 30, 2005 were as follows (in thousands):

Current	$10,733
13 to 24 months	100,106
25 to 36 months	7,142
37 to 48 months	3,571
49 to 60 months	—
Thereafter	40,355

Total	$161,907

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was $160.2 million and $163.5 million at December 31, 2004 and June 30, 2005, respectively.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31, 2004 and June 30, 2005 (in thousands):

	December 31, 2004	June 30, 2005
Land, land improvements and buildings	$40,185	$43,351
Landfills and associated land	109,465	113,957
Machinery and equipment	21,095	19,113
Containers	94,457	98,562
Collection vehicles	97,150	105,364
Furniture, fixtures, and office equipment	7,024	7,240
Construction in progress	442	1,492

Total property and equipment	369,818	389,079
Less accumulated depreciation	(171,267)	(180,211)

Property and equipment, net	$198,551	$208,868

Construction in progress includes equipment not placed in service as of the balance sheet date. Collection vehicles are owned by the Company.

Depreciation expense (including software amortization) for the three- and six-month periods ended June 30, 2004 and 2005 was approximately $5.8 million and $11.6 million, and $6.0 million and $11.7 million, respectively. Landfill amortization expense was approximately $1.6 million and $2.9 million, and $1.2 million and $2.4, for the three- and six- month periods ended June 30, 2004 and 2005, respectively.

Pursuant to the provisions of SFAS No. 144, the Company recorded fixed asset impairment charges of approximately $188,000 and $17,000 for the three-month periods ended June 30, 2004 and 2005, respectively. The Company recorded fixed asset impairment charges of approximately $188,000 and $93,000 for the six-month periods ended June 30, 2004 and 2005, respectively. These impairments related to certain excess equipment and vehicles taken out of service. The Company estimated the fair value of the equipment taken out of service based on comparable equipment with similar remaining useful lives.

Included in property, plant and equipment as of June 30, 2005 were collection vehicles held for sale with a fair value of approximately $0.4 million.

7. SHAREHOLDERS’ EQUITY

The Company issued 1,126 and 3,076 shares of common stock with a fair value of approximately $13,000 and $44,000 for the six months ended June 30, 2004 and 2005, respectively, which were recorded as directors’ fees.

During the six-month periods ended June 30, 2004 and 2005, stock options totaling 14,206 and 223,032 were exercised with net proceeds of approximately $90,800 and $1.8 million, respectively. As a result of the 2005 option exercises, the Company recorded a tax benefit of approximately $0.4 million as an addition to paid-in-capital.

On May 11, 2005, the Board of Directors of the Company declared a semi-annual dividend of $0.08 per share, or approximately $1.1 million, to shareholders of record on May 23, 2005. The dividend was paid on June 3, 2005.

In January 2005, the Company’s Chairman, Lonnie C. Poole, Jr., purchased two life insurance policies which were previously assigned to the Company in connection with the settlement of prior loans. To purchase one of the policies, Mr. Poole transferred to the Company 17,617 shares of the Company’s common stock with an approximate value of $219,500 and the Company subsequently cancelled such shares.

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

The Company measures effectiveness of the interest rate swaps by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s credit facility using the hypothetical derivative method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in accompanying condensed consolidated statements of operations as interest expense. The interest rate swaps were fully effective during the six-month periods ended June 30, 2004 and 2005.

The fair value of the Company’s interest rate swap is obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. The fair value of the interest rate swap agreements represented an asset of approximately $0.6 million and $0.8 million at December 31, 2004 and June 30, 2005, respectively.

Commodity Swaps

The Company entered into two commodity swap contracts effective January 1, 2003 and June 1, 2003, respectively, to hedge its recycling revenue received for old corrugated cardboard (“OCC”) and has designated the qualifying instruments as cash flow hedges. The contracts each hedge 18,000 tons of OCC at $70 a ton for a term of three years. In November 2004, the Company entered into a contract effective January 1, 2005, to hedge another 18,000 tons of OCC at $90 a ton for a term of three years. In April 2005, the Company entered into another contract effective January 1, 2006, to hedge 18,000 tons of OCC at $83 per ton for a term of three years. The notional amounts hedged under these agreements represent approximately 33% of the Company’s OCC volume at June 30, 2005.

The Company measures effectiveness of the commodity swaps by its ability to offset cash flows associated with changes in the rates received for its monthly OCC volumes. To the extent the commodity swaps are considered to be effective, changes in fair value of the instrument are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in the accompanying condensed consolidated statements of operations as a reduction of recycled commodity revenue. The commodity swaps were fully effective for the six-month period ended June 30, 2004 and 2005.

The fair value of the Company’s commodity swap contracts was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity swap contracts taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity swap agreements represented a liability of $475,000 and $40,000 at December 31, 2004 and June 30, 2005, respectively.

The components of comprehensive income, net of related income taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income
Other comprehensive income	3,060	2,421	5,885	5,192
Unrealized gains (losses) on cash flow hedges, net of deferred income taxes of $526 and ($2) and $537 and $272 for the three- and six-months ended June 30, 2004 and 2005, respectively	915	(4)	935	416

Comprehensive income	$3,975	$2,417	$6,820	$5,608

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Change in unrealized gains (losses) on cash flow hedges	$1,197	$(5)	$1,474	$456
Less: reclassification adjustment for net charges included in net income	(282)	1	(539)	(40)

Net change in unrealized gains (losses) on qualifying cash flow hedges	$915	$(4)	$935	$416

On December 28, 2004, the Company entered into a heating oil contract, effective January 1, 2005, to cap its exposure on 1.2 million gallons of diesel fuel at $1.90 per gallon. The contract coverage represented approximately 80% of the Company’s first quarter 2005 diesel fuel requirements, and expired on March 31, 2005. The Company recorded an approximate $109,000 net benefit as an offset to fuel charges in the first quarter of 2005, as this contract did not qualify for hedge accounting.

9. COMMITMENTS AND CONTINGENCIES

Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are adequately covered by insurance, or are of such nature that if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position or results of operations.

In addition, the Company has identified the following matters which could have a material impact on the Company’s financial position or results of operations:

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

At its inception, the Authority issued bonds in the original face amount of approximately $69.5 million to construct and operate a waste facility. Financial Security Assurance, Inc. (“FSA”) is the insurer for those bonds, is a creditor of the Authority and has been providing debt service on the bonds. In that capacity, FSA appears to be directing the operations of the Authority.

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

While the precise amounts of these future obligations cannot be determined, the Company provides accruals for these estimated costs as the remaining permitted airspace of landfills is consumed. The Company’s estimate of these costs considers when the costs would actually be paid and factors in inflation and discount rates. At December 31, 2004 and June 30, 2005, the Company had accrued approximately $5.3 million and $5.9 million for such costs. Significant revisions in estimated lives of the Company’s landfills or significant increases in its estimates of landfill closure and post closure costs could have a material adverse impact on the Company’s financial condition and results of operations.

TransWaste Services, LLC, f/k/a TransWaste Services, Inc. v. Maple Hill Landfill, Inc., U.S. District Court for the Middle District of Georgia, Albany Division, Civil Action No. 1:04-CV-126-4 (WLS)

In September 1998, the Company’s subsidiary TransWaste Services, LLC entered into an agreement with Maple Hill Landfill, Inc. (“Maple Hill”) that provides that, upon the satisfaction of certain conditions, Maple Hill has the option to sell a landfill near Albany, Georgia to TransWaste for $8.0 million or to accept waste from TransWaste at a per ton rate that is favorable to TransWaste for up to ten years. As of August 2004, none of the conditions had been satisfied, and TransWaste sued Maple Hill seeking a judicial declaration that the agreement is unenforceable for, among other reasons, failure to satisfy these conditions within a reasonable amount of time. Maple Hill has indicated that, if and when it satisfies the conditions to the agreement, it intends to seek both specific performance of the agreement and any damages caused by TransWaste’s renunciation and anticipatory repudiation of the agreement. On July 29, 2005, Maple Hill received a solid waste handling permit from the Georgia Department of Natural Resources for the landfill, which permit is subject to appeal for 30 days after its issuance and also is subject to customary conditions. The permit also is subject to increased requirements relating to subsurface exploration and possible subsurface reinforcement prior to construction due to the site’s geographic setting. These requirements may increase the cost of constructing the landfill and/or necessitate changes in the design of the landfill. TransWaste believes that the issuance of this permit does not change its legal position that the conditions were not satisfied within a reasonable amount of time, especially when considering the conditions attached to the permit regarding subsurface exploration and possible reinforcement. TransWaste intends to vigorously pursue its claims and defend against any potential counterclaims by Maple Hill. If TransWaste is not successful on this matter, TransWaste could be obligated to purchase the landfill and/or could be liable for damages.

One of the owners of Maple Hill is a former director and officer of the Company. See Note 10, Related Party Transactions.

U.S. Department of Justice: Unites States of America v. Waste Industries USA, Inc., United States District Court for the Eastern District of Virginia – Norfolk Division, Civil Action No. 2:05-CV-468

During 2004, the Company received from the U. S. Department of Justice (“DOJ”) document and other information requests relating to the Company’s purchase and sale in August 2003 of non-hazardous solid waste service operations to and from Allied Waste Industries, Inc. in Charlotte, North Carolina; Sumter, South Carolina; Mobile, Alabama; Biloxi, Mississippi; Norfolk, Virginia; and Clarksville, Tennessee. These requests included a Civil Investigative Demand seeking to determine whether the Company’s acquisition from Allied of front-end commercial hauling routes in the south of the James River, or Tidewater, portion of the Norfolk, Virginia market has had the effect of lessening competition in that market. The Company voluntarily responded to the document and information requests from the DOJ and has cooperated with the DOJ in its investigation. The Company does not believe that the transactions or its subsequent operations have had any effect of lessening competition in the Tidewater market, and believes that, in fact, competition in the area is more robust than ever. On August 8, 2005, the DOJ filed suit against the Company as a customary precursor to a proposed settlement between the Company and the DOJ that was announced by the DOJ on the same day. The proposed settlement calls for the Company to sell certain small container commercial waste hauling assets, to modify certain customer contracts and to refrain from certain contracting practices in the Tidewater market. The Company does not believe that the proposed settlement will have a materially adverse effect on its overall financial condition or results of operations. The proposed settlement is subject to approval by the court. However, the proposed settlement might not be approved and the Company might not be able to resolve this matter without litigation or other results that could be adverse to its Tidewater business.

Other

The Company had unconditional purchase obligations at June 30, 2005 to acquire certain fixed assets of approximately $8.1 million.

At December 31, 2004 and June 30, 2005, the Company had irrevocable letters of credit including performance bonds with available credit totaling approximately $41.8 million and $46.6 million, respectively. At December 31, 2004 and June 30, 2005, no amounts were drawn under the outstanding letters of credit.

10. RELATED PARTY TRANSACTIONS

In 1998, the Company purchased TransWaste Services, Inc. from Thomas C. Cannon, a former director of the Company. Mr. Cannon remained President of TransWaste, one of the Company’s wholly owned subsidiaries, until his resignation effective October 1, 2002. Mr. Cannon was elected to the Company’s Board of Directors (“Board”) in 2000 and served on the Board through May 24, 2004. At the time of the Company’s acquisition of TransWaste from Mr. Cannon, he owned, and still owns, a 50% interest in a company that is developing a construction and demolition solid waste (“C&D”) landfill. Simultaneously with the Company’s purchase of TransWaste, and in order for management to position TransWaste to realize the potential benefit of that future landfill, TransWaste entered into an agreement with the company that is 50% owned by Mr. Cannon whereby, upon the satisfaction of certain conditions, that company has the option to sell the landfill to TransWaste for $8,000,000 or to accept C&D waste from TransWaste or any affiliate at a per ton rate that is favorable to TransWaste for ten years. As of August 2004, none of these conditions had been satisfied and on August 20, 2004, TransWaste filed a complaint for declaratory relief asking the court to determine that the agreement between the two companies is unenforceable for, among other reasons, failure to satisfy such conditions within a reasonable amount of time. Refer to Note 9 for further discussion of this matter.

Lonnie C. Poole, III, the Company’s Vice President, is a member of a limited liability company that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space. The lease was entered into in June 1999 with a term of 10 years. Rental expense related to this lease was approximately $126,000 and $151,000, and $253,000 and $298,000 for the three- and six-month periods ended June 30, 2004, and 2005, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Management believes that the lease is on terms comparable to those with third parties.

The Company provides office space and administrative services to a company owned by Lonnie C. Poole, Jr., the Company’s founder and Chairman of the Board of Directors. The amount billed for such services for the three- and six-month periods ended June 30, 2004 and 2005 was approximately $1,400 and $600, and $2,800 and $2,000, respectively. As of June 1, 2005, the Company no longer provides office space and administrative services to Mr. Poole’s company.

The Company leases aircraft from time to time from companies owned in part by some of its officers. The amounts paid to these companies for rental of such aircraft for the three- and six–month periods ended June 30, 2004 and 2005 were approximately $0 and $14,000, and $3,000 and $42,000, respectively. Management believes that the lease terms are comparable to those with third parties.

In January 2005, the Company’s Chairman, Lonnie C. Poole, Jr., purchased from the Company two life insurance policies which he previously assigned to the Company in connection with the settlement of prior loans. To purchase one of the policies, Mr. Poole transferred to the Company 17,617 shares with an approximate value of $219,500 and the Company subsequently cancelled such shares. The purchase of the other policy was settled in cash for $166,405. The aggregate consideration value of $385,905 was the cash value of the policies on September 30, 2004, the valuation date determined in accordance with the Board’s approval of the transaction. The Company recognized a loss of approximately $40,400 related to the sale of these policies.

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

Once the Company has determined the estimates of final capping, closure and post-closure obligations, the Company then inflates those costs to the expected time of payment and discounts those expected future costs back to present value. The Company is currently inflating these costs in current dollars until expected time of payment using an inflation rate of 2.5% and is discounting these costs to present value using a credit-adjusted, risk-free discount rate of 8.0%. The credit-adjusted, risk-free rate is based on the risk-free interest rate adjusted for the Company’s credit standing. Management reviews these estimates at least once a year. Significant changes in future final capping, closure and post-closure cost estimates and inflation rates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill’s capacity that has been consumed, and (2) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any change related to the capitalized and future cost of the landfill asset is recognized in amortization expense prospectively over the remaining capacity of the landfill. Changes in the Company’s credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

The Company records the estimated fair value of final capping, closure and post-closure obligations for its landfills based on the landfills’ capacity that has been consumed through the current period. This liability and corresponding asset are accrued on a per-ton basis. The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill. Additionally, the estimated fair value of total final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Closure and post-closure accruals consider estimates for methane gas control, leachate management and ground-water monitoring and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to 30 years after final site closure. Daily maintenance activities, which include many of these costs, are incurred during the operating life of the landfill and are expensed as incurred. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill cap; fence and road maintenance; and third party inspection and reporting costs. For purchased disposal sites, the Company assesses and records present value-based final capping, closure and post-closure obligations at the time the Company assumes such responsibilities. Such liabilities are based on the estimated final capping, closure and post-closure costs and the percentage of airspace consumed related to such obligations as of the date the Company assumed the responsibility. Thereafter, the Company accounts for the landfill and related final capping, closure and post-closure obligations consistent with the policy described above.

Interest accretion on final capping, closure and post-closure obligations is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included as a component of operating costs in the accompanying condensed consolidated statements of operations.

In the United States, the closure and post-closure obligations are established by the Environmental Protection Agency’s Subtitles C and D regulations, as implemented and applied on a state-by-state basis. The costs to comply with these obligations could increase in the future as a result of legislation or regulation.

Assets and liabilities associated with final capping, closure and post-closure costs consisted of the following at the dates presented (in thousands):

	December 31, 2004	June 30 2005
Landfill assets	$109,465	$113,957
Accumulated landfill airspace amortization	(21,007)	(23,386)

Net landfill assets	$88,458	$90,571

	December 31, 2004	June 30, 2005
Final capping	$4,862	$5,436
Closure/post-closure	410	477

Total landfill liabilities	$5,272	$5,913

Current portion	$3,162	$3,152
Long term	2,110	2,761

Total landfill liabilities	$5,272	$5,913

The changes to landfill liabilities were as follows for the six–month periods ended June 30, 2004 and 2005 (in thousands):

	2004	2005
Beginning balance	$6,164	$5,272
Obligations incurred	790	441
Obligations settled	(1,053)	(9)
Interest accretion	413	209

Ending balance	$6,314	$5,913

12. SUBSEQUENT EVENTS

On August 10, 2005, the Board of Directors of the Company approved a third quarter dividend of $0.08 per share payable to shareholders of record on August 19, 2005. Payment of the cash dividend will be September 1, 2005.

Subsequent to June 30, 2005, the Company acquired three operations for approximately $4.0 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Relating to Forward-Looking Statements

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Some matters discussed in this Management’s Discussion and Analysis are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated, including fuel prices, general economic conditions, our ability to manage growth, the availability and integration of acquisition targets, regulatory permitting processes, the development and operation of landfills, impairment of goodwill, competition, geographic concentration, weather conditions, government regulation and others set forth in our Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a regional, vertically integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At June 30, 2005, we operated 35 collection operations, 27 transfer stations, approximately 90 county convenience drop-off centers, 11 recycling facilities and 10 landfills in the southeastern United States. We had revenues of $141.1 million and operating income of $14.0 million for the six-month period ended June 30, 2004, and revenues of $146.6 million and operating income of $13.3 million for the six-month period ended June 30, 2005.

Percentages of our total revenue attributable to services provided are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Collection:
Industrial	30.9%	28.7%	30.6%	28.5%
Commercial	26.1%	27.0%	27.0%	27.4%
Residential	19.4%	20.4%	19.4%	20.3%
Disposal and transfer	15.9%	16.8%	15.5%	16.6%
Recycling service	1.8%	1.7%	1.8%	1.8%
Recycled commodity sales	1.7%	1.5%	1.6%	1.6%
Other	4.2%	3.9%	4.1%	3.8%

Total service revenues	100.0%	100.0%	100.0%	100.0%

Our presence in growth markets in the southeastern United States has supported our internal growth. In addition, from 1990 through June 30, 2005, we acquired 92 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern United States and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our route density should improve, which we expect will increase our collection efficiencies and profitability.

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

While longer-term contracts can provide more consistent cash flow, increases in the cost of fuel and other operating costs during the contract’s term could reduce the contract’s profitability. To minimize this risk, we generally include price increases in our longer-term contracts. However, our ability to pass on price increases is sometimes limited by the terms of our contracts. Long-term solid waste collection contracts typically contain a formula, generally based on a predetermined published price index such as the Consumer Price Index, for automatic adjustment of fees, generally, on an annual basis, to cover increases in some, but not all, operating costs. These fee increases are recognized as revenue when earned (as the service is provided). Commercial and industrial services and certain residential services are provided under 1 to 5 year contracts. Revenue under these contracts is recognized when services are provided, as we believe this is the best indicator of performance of the contractual obligation. We recognize revenue related to contractual price increases based on fluctuations in CPI or other indices when the price increases become effective. Certain contracts limit our ability to pass on price increases to our customers. If circumstances arise that may impact the profitability of a contract, the contract is examined at that time. If we determine that a loss will result from the performance of such a contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

At June 30, 2005, we operated approximately 90 convenience collection sites under contract with 13 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At June 30, 2005, we also operated 11 recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper and old corrugated cardboard. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by entering into hedging instruments. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve. We do not believe that our recycling services revenue is material, nor do we currently expect this revenue stream to be material to our results from operations, cash flows or capital expenditures in the foreseeable future.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At June 30, 2005, we owned or operated 27 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At June 30, 2005, we operated 10 landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the containers and compactors that we resell.

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

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the future:

Allowance For Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our estimated allowance for doubtful accounts is based upon historical collection trends, type of customer, such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The allowance for doubtful accounts was $2.3 million and $2.7 million at December 31, 2004 and June 30, 2005, respectively. One customer, the Solid Waste Management Authority of Crisp County, represented approximately $1.0 million and $1.5 million of the allowance for doubtful accounts at December 31, 2004 and June 30, 2005, respectively. Refer to Note 9 of our unaudited condensed consolidated financial statements for additional information regarding the Authority.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risks consist primarily of accounts receivable. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of our customer base. No single customer of ours accounted for more than 4.0% of our revenues for the six-month periods ended June 30, 2004 and 2005. One customer, the Authority, accounted for approximately 4% and 6% of our net accounts receivable balance as of December 31, 2004 and June 30, 2005, respectively. Please refer to Note 9 to our unaudited consolidated financial statements for further discussion of the Authority. We do not believe that the loss of any single customer would have a material adverse effect on our results of operations.

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

In the three- and six- month periods ended June 30, 2005, we increased the provision for workers compensation and accident claims by approximately $0.5 million and $1.3 million, respectively, in order to provide for our increased claims exposure as a result of increasing our plan deductibles effective January 1, 2005.

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

Once we have determined the estimates of final capping, closure and post-closure obligations, we then inflate those costs to the expected time of payment and discount those expected future costs back to present value. We are currently inflating these costs in current dollars until expected time of payment using an inflation rate of 2.5% and are discounting these costs to present value using a credit-adjusted, risk-free discount rate of 8.0%. The credit-adjusted, risk-free rate is based on the risk-free interest rate adjusted for our credit standing. We review these estimates at least once per year. Significant changes in future final capping, closure and post-closure cost estimates and inflation rates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill’s capacity that has been consumed, and (2) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any change related to the capitalized and future cost of the landfill asset is then recognized in amortization expense prospectively over the remaining capacity of the landfill.

Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

We record the estimated fair value of final capping, closure and post-closure obligations for our landfills based on the landfills’ capacity that has been consumed through the current period. This liability and corresponding asset are accrued on a per-ton basis. The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill. Additionally, the estimated fair value of total final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Closure and post-closure accruals consider estimates for methane gas control, leachate management and ground-water monitoring and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to 30 to 40 years after final site closure. Daily maintenance activities, which include many of these costs, are incurred during the operating life of the landfill and are expensed as incurred. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill cap; fence and road maintenance; and third party inspection and reporting costs. For purchased disposal sites, we assess and record present value-based final capping, closure and post-closure obligations at the time we assume such responsibilities. Such liabilities are based on the estimated final capping, closure and post-closure costs and the percentage of airspace consumed related to such obligations as of the date we assume the responsibility. Thereafter, we account for the landfill and related final capping, closure and post-closure obligations consistent with the policy described above.

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

While the precise amounts of these future obligations cannot be determined, at December 31, 2004 and June 30, 2005, we estimate our total landfill closure and post-closure costs to be approximately $5.3 million and $5.9 million, respectively, for the airspace consumed to date. We provide accruals for these estimated costs as the remaining permitted airspace of landfills is consumed. Our estimate of these costs considers when the costs would actually be paid and factors in inflation and discount rates. Significant revisions in the estimated lives of our landfills or significant increases in our estimates of landfill closure and post-closure costs could have a material adverse impact on our financial condition and results of operations.

Derivative Financial Instruments

We utilize cash flow hedge agreements to manage a portion of our risks related to fluctuation in interest rates and certain commodity prices. The fair values of all derivative instruments are recorded as assets and liabilities in our condensed consolidated balance sheets. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. Our derivative instruments generally qualify for hedge accounting treatment under SFAS No. 133. In order to qualify for hedge accounting, criteria must be met, including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings.

Business Combinations

Acquisition purchase price is allocated to identified intangible assets and tangible assets acquired and liabilities assumed based on our estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Independent specialists are utilized to assist management in the determination of fair values of certain tangible and intangible assets. We accrue the payment of contingent purchase price if the events surrounding the contingency are deemed assured beyond a reasonable doubt. The purchase price allocations are considered preliminary until we are no longer waiting for information that we have arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination.

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

In determining the gain or loss on the disposal of operations, we include the historical costs of tangible assets, the amortized value of intangible assets and an allocation of goodwill based upon the relative fair values of the business sold and the portion of the reporting unit that will be retained. If the business to be sold was never integrated into the reporting unit after its acquisition, the carrying amount of the acquired goodwill is included in determining the gain or loss on disposal.

Intangible Assets

Intangible assets primarily consist of goodwill (indefinite life), customer lists (definite life) and noncompete agreements (definite life) acquired in business combinations.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we discontinued amortization of goodwill effective January 1, 2002. On an ongoing basis, we perform an annual impairment test. At least quarterly, we analyze whether an event has occurred that would more likely than not reduce the goodwill’s enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustment after adoption, if any, will be recognized as an operating expense. We adopted July 31 as our annual assessment date. We completed our annual impairment test as of July 31, 2004 and determined that there was no goodwill impairment. Our annual impairment test as of July 31, 2005 has not been completed, although we expect to complete that test during the third quarter 2005.

Intangible assets with a definite life are amortized over their expected lives, typically five to eight years and are assessed for impairment on a quarterly basis. Intangible assets with a definite life are tested for impairment based on undiscounted cash flows and if impaired, written down to fair value based on either discounted cash flows or appraised values.

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

Three-Month Period Ended June 30, 2005 vs. Three-Month Period Ended June 30, 2004

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed consolidated statements of operations.

	Three Months Ended June 30,
	2004	2005
Total revenues	100.0%	100.0%
Service	99.8%	99.8%
Equipment	0.2%	0.2%

Total cost of operations	67.3%	68.5%
Selling, general and administrative	12.5%	14.1%
Depreciation and amortization	10.4%	9.8%
Gain on sale of property and equipment	-0.2%	-0.3%
Impairment of property and equipment and other assets	0.3%	0.0%

Operating income	9.7%	7.9%

Interest expense	3.2%	3.4%
Interest income	0.0%	0.0%
Other income	0.0%	-0.1%

Income from continuing operations before income taxes	6.5%	4.6%

Income tax expense	2.4%	1.8%

Income from continuing operations	4.1%	2.8%

Discontinued operations:
Income (loss) from discontinued operations (net of income taxes)	0.0%	-0.1%
Gain on sale of operations (net of income taxes)	0.0%	0.5%

Income from discontinued operations	0.0%	0.4%

Net income	4.1%	3.2%

REVENUES. Total revenues increased approximately $4.1 million, or 5.6%, for the three-month period ended June 30, 2005, compared to the same period in 2004.

The following table provides the components of service revenue growth for the three-month period ended:

SERVICE REVENUE GROWTH	June 30, 2005
Price	0.4%
Volume	1.0%
Energy surcharge	0.1%

Total internal growth	1.5%
Commodities	-0.3%
Acquisitions, net of dispositions	4.5%

Total service revenue growth	5.7%

The strongest volume growth year over year was in both the commercial and residential product lines.

TOTAL COST OF OPERATIONS. Total cost of operations increased $3.7 million, or 7.5%, for the three- month period ended June 30, 2005, compared to the same period in 2004. The following table provides the components of the costs of operations as a percentage of revenues for the three-month period ended June 30, 2005, compared with the same period in 2004.

	2004	2005	Change
Labor and related benefits	16.5%	16.3%	-0.2%
Transfer and disposal	29.0%	29.1%	0.1%
Fuel	3.6%	4.9%	1.3%
Repairs and maintenance - fleet	8.5%	8.8%	0.3%
Workers comp and casualty insurance	5.5%	5.2%	-0.3%
Other	4.2%	4.2%	0.0%

Total cost of operations	67.3%	68.5%	1.2%

We incurred higher medical claims, fuel costs, repairs and maintenance, and other operational costs which resulted in overall higher operational costs as a percentage of revenue for the quarter.

Fuel spending was up 40% from the same period in 2004 as the average price per gallon of fuel increased to $2.13 (35% higher than the prior year price) and we experienced volume increases.

SELLING GENERAL AND ADMINISTRATIVE (“SG&A”). SG&A increased approximately $1.7 million, or 18.7%, for the three-month period ended June 30, 2005, compared with the same period in 2004.

The following table summarizes significant components of selling, general and administrative expense as a percentage of revenue for the three-month periods ended June 30, 2004 and 2005:

	2004	2005	Change
Labor and related benefits	6.9%	7.1%	0.2%
Provision for doubtful accounts	0.6%	0.9%	0.3%
Professional fees	0.9%	2.1%	1.2%
Rent- site & building	0.5%	0.5%	0.0%
Other	3.6%	3.5%	-0.1%

Total SG&A	12.5%	14.1%	1.6%

The increase in labor and related benefits was due primarily to relocation costs associated with acquisitions as well as a number of higher than normal medical claims.

Although we increased our reserve for doubtful accounts primarily as the result of aging of some broker and national accounts, we have improved our overall days sales outstanding by four days on a quarter over prior year comparison basis.

Approximately half of the increase in professional fees is attributable to the implementation of the provisions of Section 404 of the Sarbanes-Oxley Act as we have substantially completed the documentation and walkthrough phases and are now moving toward the testing phase. Audit, legal, and other professional fees also increased for the three-month period ended June 30, 2005, compared with the same period in 2004, driven in part by our business acquisition and disposition activity.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was virtually unchanged for the three-month period ended June 30, 2005 compared to the same period in 2004.

INTEREST EXPENSE. Interest expense (net of interest income) increased $0.2 million in the three-month period ended June 30, 2005 primarily due to increased borrowings to fund acquisitions.

INCOME TAX EXPENSE. The effective income tax rate increased to 39.5% in the three-month period ended June 30, 2005 from a rate of 36.5% in the same period in 2004 due in part to a greater proportion of operations in states with higher tax rates such as North Carolina and Georgia and an increase in our deferred income tax liabilities for the estimated increase in our overall effective rate.

DISCONTINUED OPERATIONS. Income from discontinued operations improved in 2005 due to the inclusion of the gain on sale of the operations, partially offset by poorer-performing operations in 2005 when compared to 2004. A portion of the operations discontinued in 2005 was not in operation in 2004.

NET INCOME. Net income decreased $0.6 million, or 20.9%, to $2.4 million in the three-month period ended June 30, 2005. This decrease was primarily due to selling, general and administrative expense increases, primarily offset by overall higher gross margin.

Six-Month Period Ended June 30, 2005 vs. Six-Month Period Ended June 30, 2004

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed consolidated statements of operations.

	Six Months Ended June 30,
	2004	2005
Total revenues	100.0%	100.0%
Service	99.8%	99.8%
Equipment	0.2%	0.2%

Total cost of operations	66.5%	67.4%
Selling, general and administrative	13.1%	13.7%
Depreciation and amortization	10.6%	9.9%
Gain on sale of property and equipment	-0.2%	-0.2%
Impairment of property and equipment and other assets	0.1%	0.1%

Operating income	9.9%	9.1%

Interest expense	3.5%	3.4%
Interest income	0.0%	0.0%
Other income	-0.1%	-0.1%

Income from continuing operations before income taxes	6.5%	5.8%

Income tax expense	2.4%	2.3%

Income from continuing operations	4.1%	3.5%
Discontinued operations:
Income (loss) from discontinued operations (net of income taxes)	0.1%	-0.2%
Gain on sale of operations (net of income taxes)	0.0%	0.3%

Income from discontinued operations	0.1%	0.1%

Net income	4.2%	3.6%

REVENUES. Total revenues increased approximately $5.5 million, or 3.9%, for the six-month period ended June 30, 2005, compared to the same period in 2004. Disposal and transfer revenues increased 11.7%, residential revenues increased 9.2% and commercial revenues increased 5.6%, driven by acquisitions as well as internal growth. Industrial revenue fell 3.3% due in part to 2004 storm cleanup business that was not repeated in 2005 to date.

TOTAL COST OF OPERATIONS. Total cost of operations increased $5.0 million, or 5.4%, for the six- month period ended June 30, 2005, compared to the same period in 2004. The following table provides the components of the costs of operations as a percentage of revenues for the six-month period ended June 30, 2005, compared with the same period in 2004.

	2004	2005	change
Labor and related benefits	16.8%	15.4%	-1.4%
Transfer and disposal	28.1%	28.8%	0.7%
Fuel	3.7%	4.8%	1.1%
Repairs and maintenance - fleet	9.5%	9.8%	0.3%
Workers comp and casualty insurance	5.5%	5.7%	0.2%
Other	2.9%	2.9%	0.0%

Total cost of operations	66.5%	67.4%	0.9%

While we experienced productivity improvements, the higher fuel costs, repairs and maintenance, and other operational costs resulted in overall higher operational costs as a percentage of revenue for the six-month period ended June 30, 2005.

Fuel spending was up 37% from the same period in 2004 as the average price per gallon of fuel increased to $2.13 (35% higher than the prior year price), somewhat mitigated by the $1.90 per gallon hedge on approximately 80% of our first quarter 2005 fuel requirements. There were no fuel contracts in effect during the second quarter of 2005.

The higher transfer cost is primarily due to the greater volume of waste processed by our transfer stations, whose number increased by two facilities in the first six months of 2005.

SELLING GENERAL AND ADMINISTRATIVE (“SG&A”). SG&A increased approximately $1.5 million, or 8.2%, for the six-month period ended June 30, 2005, compared with the same period in 2004.

The following table summarizes certain components of selling, general and administrative expense as a percentage of revenue for the six-month periods ended June 30, 2004 and 2005:

	2004	2005	Change
Labor and related benefits	7.3%	7.3%	0.0%
Provision for doubtful accounts	0.6%	0.9%	0.3%
Professional fees	0.8%	1.7%	0.9%
Rent- site & building	0.6%	0.5%	-0.1%
Other	3.8%	3.3%	-0.5%

Total SG&A	13.1%	13.7%	0.6%

Although we increased our reserve for doubtful accounts primarily as the result of aging of some broker and national accounts, our days sales outstanding improved to 33 days as of June 30, 2005, compared to 36 days for the same period in 2004.

The increase in professional fees is primarily attributable to our implementation of the provisions of Section 404 of the Sarbanes-Oxley Act as we have substantially completed the documentation and walkthrough phases and are now moving toward the testing phase. Audit, legal, and other professional fees also increased for the six-months ended June 30, 2005, compared with the same period in 2004, driven in part by our business acquisition and disposition activity.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $0.4 million, or 2.7%, to $14.5 million in the six-month period ended June 30, 2005 from $14.9 million in the same period in 2004. Depreciation and amortization, as a percentage of revenues, decreased to 9.9% in the six-month period ended June 30, 2005 from 10.6% in the same period in 2004. Of this decrease, $0.6 million was related to decreased closure/post-closure amortization costs due primarily to expansion permits obtained for our Sampson facility, previously deemed at airspace capacity.

INTEREST EXPENSE. Interest expense (net of interest income) increased slightly in the six-month period ended June 30, 2005 due to additional debt borrowings to fund acquisitions.

INCOME TAX EXPENSE. The effective income tax rate increased to 39.5% in the six-month period ended June 30, 2005 from a rate of 36.5% in the same period in 2004 due in part to a greater proportion of operations in states with higher tax rates such as North Carolina and Georgia and an increase in our deferred income tax liabilities for the estimated increase in our overall effective rate.

DISCONTINUED OPERATIONS. Net income from discontinued operations improved in 2005 due to the inclusion of the gain on sale of the operations, partially offset by poorer-performing operations in 2005 when compared to 2004. A portion of the operations discontinued in 2005 was not in operation in 2004.

NET INCOME. Net income decreased $0.7 million, or 11.8%, to $5.2 million in the six-month period ended June 30, 2005. The net income decrease was attributable primarily to selling, general, and administrative costs outpacing overall gross margin increases.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at June 30, 2005 was negative $15.9 million compared to negative working capital of $6.9 million at December 31, 2004. The negative amounts were primarily the result of using cash generated from operations for capital expenditures and acquisitions, both long-term assets. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facilities and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2005.

We have a revolving credit agreement with a syndicate of lending institutions for which Fleet National Bank acts as agent. This credit facility provides up to $175.0 million through February 2007. Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the revolver. Pursuant to an intercreditor agreement with Fleet, Prudential shares in the collateral pledged under the revolver. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The revolver bears interest at a rate per annum equal to, at our option, either a Fleet base rate or at the Eurodollar rate (LIBOR) plus, in each case, a percentage rate that fluctuates, based on our leverage ratio, from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for LIBOR rate borrowings. The revolver requires us to maintain financial covenants and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. We were in compliance with these financial covenants as of December 31, 2004 and June 30, 2005. As of June 30, 2005, an aggregate of approximately $93.0 million was outstanding under the revolver, with an average interest rate on outstanding borrowings of approximately 5.3%. Availability under this facility was approximately $24.3 million as of June 30, 2005.

Prior to 2000, we had fully drawn upon our three $25.0 million term facilities with Prudential. Principal repayments are due annually on each of the $25.0 million term facilities. The Prudential facilities require us to maintain financial covenants, such as minimum net worth, net income, and limit our capital expenditures and indebtedness. We were in compliance with these financial covenants as of December 31, 2004 and June 30, 2005. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.53%, 7.21% and 7.09%, respectively.

On September 10, 2003, we entered into a $9.5 million income tax exempt variable rate bond with Sampson County, North Carolina for the funding of expansion at our landfill in that county. This issue was in addition to our existing $30.9 million Sampson facility. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. as a participating lender under our Fleet syndication. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 4.3% at June 30, 2005.

At June 30, 2005, we had the following contractual obligations and commercial commitments (in thousands):

	PAYMENTS DUE BY PERIOD
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1) (2)	$199,978	$19,020	$115,329	$7,214	$58,415
Expected landfill liabilities (3)	5,913	3,152	2,761	—	—
Disposal agreements	637	637	—	—	—
Capital expenditures	8,052	8,052	—	—	—
Capital leases	729	606	123	—	—
Operating leases	11,468	2,361	3,346	1,813	3,948

Total contractual cash obligations	$226,777	$33,828	$121,559	$9,027	$62,363

(1)	Includes amounts outstanding as of June 30, 2005 of $93.0 million under our revolver, $28.6 million under the Prudential term facilities, and $40.4 million under the Sampson bond facilities. Our revolver allows us to borrow up to $175 million provided we are in compliance with the facility’s loan covenants.
(2)	As disclosed in Note 8 of our unaudited consolidated financial statements, we have entered into various interest rate swaps which fixed the interest rate for a portion of our debt through 2007. Additionally, we have entered into commodity swap contracts to hedge our recycling revenue received for old corrugated cardboard. The commodity swap contracts have a term of three years. As of June 30, 2005, the fair value of the interest rate swap agreements recorded on our condensed consolidated balance sheets was an asset of approximately $0.8 million. The fair values of the commodity swap contracts are recorded on our condensed consolidated balance sheets as a liability of approximately $40,000 as of June 30, 2005.
(3)	Landfill liabilities are based on current costs and include capping, closure, post-closure and environmental remediation costs. These costs represent the expected landfill liabilities we will incur for final capping, closure and post-closure for the airspace consumed to date. We will recognize additional liabilities for these costs as airspace is consumed in each landfill.

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

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to3 Years	4 to 5 Years	Over 5 Years
Standby letters of credit	$15,845	$15,845	$—	$—	$—
Financial surety bonds	30,723	27,907	2,816	—	—

Total commercial commitments	$46,568	$43,752	$2,816	$—	$—

Net cash provided by operating activities decreased $0.6 million to $22.3 million for the six-month period ended June 30, 2005, compared to net cash provided by operating activities for the six-month period ended June 30, 2004. The decrease primarily consisted of reduced net income and changes in operating assets and liabilities.

Net cash used in investing activities increased $19.7 million to $30.5 million for the six-month period ended June 30, 2005, compared to $10.8 million for the same period in 2004. The increase in cash used was primarily related to increased acquisitions of related businesses of $22.5 million and $5.0 million higher capital expenditures than those occurring in the six months ended June 30, 2004, partially offset by proceeds from business dispositions.

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

We currently expect expenditures for capping, closure and post-closure in 2005 to be approximately $3.2 million, compared to $1.4 million in 2004.

For the six-month period ended June 30, 2005, net cash provided by financing activities was $5.8 million compared to net cash used of $13.8 million for the same period in 2004. This increase was primarily due to increased net borrowings on debt, primarily used to fund acquisitions, in addition to cash proceeds from exercise of stock options.

At June 30, 2005, we had approximately $162.5 million of total borrowings outstanding (including capital lease obligations) and approximately $46.6 million in letters of credit including performance and surety bonds. At June 30, 2005, the ratio of our total debt (including capital lease obligations) to total capitalization was 56.7%, compared to 57.2% at December 31, 2004.

Since the fourth quarter of 2003, we have paid a semi-annual dividend. In the future, we intend to pay dividends provided we have sufficient cash available to effect the dividend without impairing our ability to pay our debts as they become due in the usual course of business. In addition, we intend to pay dividends based on the availability of cash without reducing total assets below the sum of its total liabilities plus any amount that would be needed if we dissolved as of the payment date to satisfy all preferential rights upon distribution and to satisfy any preferential rights that are superior to those receiving the dividend. Our Board of Directors will make any determination regarding the payment of dividends. In August 2005, the Board approved a third quarter quarterly dividend of $0.08 per share payable to shareholders of record on August 19, 2005 with a payment date of September 1, 2005. Additionally, the Board agreed to consider payment of dividends on a quarterly basis at the same rate as the semi-annual dividend based on our financial position, including our operating profit model, balance sheet and access to growth capital.

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

We adopted EITF Issue No. 03-13 on January 1, 2005 and have applied it to material components disposed of from that date forward. Exchanges of assets that occurred in 2004 were not required to be reported as discontinued operations, based on our interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 144.

In March 2005, the FASB issued FASB Interpretation No. 47, or FIN 47, Accounting for Conditional Asset Retirement Obligations, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. FIN 47 clarifies the term conditional asset retirement obligation as used in FASB No. 143 and clarifies when an entity would have sufficient information to reasonably estimate the fair value of the asset retirement obligation. FIN 47 becomes effective for our company no later than the end of the year ending December 31, 2005. We intend to adopt FIN 47 in the fourth quarter of 2005 and do not believe it will have a material impact on our financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments, or “SFAS 123R”. SFAS 123R requires all entities to recognize compensation expense in their statements of operations for all share-based payments (e.g., stock options and restricted stock) granted to employees based upon the fair value of the award on the grant date. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer permitted.

SFAS 123R is now effective for issuers as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 as originally prescribed. Therefore, the required effective date of SFAS 123R for calendar year-end public companies is January 1, 2006 instead of July 1, 2005. We expect to adopt the pronouncement on January 1, 2006. As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees, and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall cash flows or financial position. The impact of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma net income and earnings per share calculation in Note 1 of our unaudited condensed consolidated financial statements.

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

In March 2004, we entered into additional interest rate swaps to hedge notional debt values of $30.0 million and $10.0 million, respectively. These swaps are effective for the period November 2004 through February 2007 with fixed rates of 2.7%.

Our results of operations are impacted by fluctuations in commodity pricing. To reduce our risk to market fluctuations, we entered into two commodity swap contracts effective January 1, 2003 and June 1, 2003, respectively, to hedge our recycling revenue received for old corrugated cardboard, or OCC, and have designated the qualifying instruments as cash flow hedges. The contracts each hedge 18,000 tons of OCC at $70.00 a ton for a term of three years. In November 2004, we entered into a contract effective January 1, 2005, to hedge another 18,000 tons of OCC at $90 a ton for a term of three years. In April 2005, we entered into another contract effective January 1, 2006, to hedge 18,000 tons of OCC at $83 per ton for a term of three years. The notional amounts hedged under these agreements represent approximately 33% of our current OCC volume.

We have used heating oil option agreements to manage a portion of our exposure to fluctuation in diesel fuel oil prices. To date, such agreements have not been significant to our financial condition and results of operations. On December 28, 2004, we entered into a heating oil hedge contract, effective January 1, 2005, to cap our exposure on 1.2 million gallons of diesel fuel at $1.90 per gallon. The hedge coverage represented approximately 80% of our first quarter diesel fuel requirements, and expired on June 30, 2005.

We currently use approximately 6.6 million gallons of fuel per year. At this rate of consumption, a cost change of $0.10 per gallon would have a $660,000 impact on our annual operating income prior to any recoveries from fuel surcharges.

Qualitative Disclosures

Our primary exposure relates to:

•	the impact of fuel price movements and our ability to adjust fuel surcharges to absorb increases;

•	interest rate risk on long-term and short-term borrowings;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

We manage interest rate risk on outstanding long-term debt through the use of fixed and variable rate debt. While we cannot predict the impact interest rate movements will have on existing debt, we continue to evaluate our financial position on an ongoing basis.

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

We have taken the following actions, including the analysis and policies and procedures noted, which are improvements to our disclosure controls and internal control over financial reporting, to address and correct these conditions:

•	engaged an independent contractor to develop a tax basis balance sheet;

•	are in the process of hiring personnel with the expertise to maintain this tax balance sheet and provide support in preparation of our income tax provision;

•	implemented more stringent policies and procedures for approval of and accounting for lease arrangements, including utilization of a checklist to determine if operating leases meet the criteria for capitalization;

•	devoted more resources to performing detailed analysis of major customer accounts receivable balances and activity; and

•	evaluated staffing needs and are in the process of hiring additional accounting staff to allow for more timely detailed analyses of key accounts and procedures.

As of the end of the 90-day period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the filing of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

We are in the process of implementing the provisions of Section 404 of the Sarbanes-Oxley Act. In performing our assessment of the effectiveness of the design and operation of our disclosure controls and procedures, we were made aware of numerous design deficiencies that we have taken steps to remediate. We do not believe that these design deficiencies are significant individually or in the aggregate, and deal primarily with documentary evidence of review. We have begun testing of the operating effectiveness of these remediated control procedures and, at this point, have not determined that any significant deficiencies exist.

Except as discussed above, no changes were made in our internal controls or in other factors that could significantly affect our internal control over financial reporting during the last fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of legal proceedings to which we are subject is contained in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material developments in those proceedings since December 31, 2004, except as noted below.

TransWaste Services, LLC, f/k/a TransWaste Services, Inc. v. Maple Hill Landfill, Inc., U.S. District Court for the Middle District of Georgia, Albany Division, Civil Action No. 1:04-CV-126-4 (WLS)

In September 1998, our subsidiary TransWaste Services, LLC entered into an agreement with Maple Hill Landfill, Inc. (“Maple Hill”) that provides that, upon the satisfaction of certain conditions, Maple Hill has the option to sell a landfill near Albany, Georgia to TransWaste for $8.0 million or to accept waste from TransWaste at a per ton rate that is favorable to TransWaste for up to ten years. As of August 2004, none of the conditions had been satisfied, and TransWaste sued Maple Hill seeking a judicial declaration that the agreement is unenforceable for, among other reasons, failure to satisfy these conditions within a reasonable amount of time. Maple Hill has indicated that, if and when it satisfies the conditions to the agreement, it intends to seek both specific performance of the agreement and any damages caused by TransWaste’s renunciation and anticipatory repudiation of the agreement. On July 29, 2005, Maple Hill received a solid waste handling permit from the Georgia Department of Natural Resources for the landfill, which permit is subject to appeal for 30 days after its issuance and also is subject to customary conditions. The permit also is subject to increased requirements relating to subsurface exploration and possible subsurface reinforcement prior to construction due to the site’s geographic setting. These requirements may increase the cost of constructing the landfill and/or necessitate changes in the design of the landfill. TransWaste believes that the issuance of this permit does not change its legal position that the conditions were not satisfied within a reasonable amount of time, especially when considering the conditions attached to the permit regarding subsurface exploration and possible reinforcement. TransWaste intends to vigorously pursue its claims and defend against any potential counterclaims by Maple Hill. If TransWaste is not successful on this matter, TransWaste could be obligated to purchase the landfill and/or could be liable for damages.

One of the owners of Maple Hill is a former director and officer of Waste Industries USA, Inc. See Note 10, Related Party Transactions, in our Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Department of Justice: Unites States of America v. Waste Industries USA, Inc., United States District Court for the Eastern District of Virginia – Norfolk Division, Civil Action No. 2:05-CV-468

During 2004, we received from the U. S. Department of Justice (“DOJ”) document and other information requests relating to our purchase and sale in August 2003 of non-hazardous solid waste service operations to and from Allied Waste Industries, Inc. in Charlotte, North Carolina; Sumter, South Carolina; Mobile, Alabama; Biloxi, Mississippi; Norfolk, Virginia; and Clarksville, Tennessee. These requests included a Civil Investigative Demand seeking to determine whether our acquisition from Allied of front-end commercial hauling routes in the south of the James River, or Tidewater, portion of the Norfolk, Virginia market has had the effect of lessening competition in that market. We voluntarily responded to the document and information requests from the DOJ and have cooperated with the DOJ in its investigation. We do not believe that the transactions or its subsequent operations have had any effect of lessening competition in the Tidewater market, and believe that, in fact, competition in the area is more robust than ever. On August 8, 2005, the DOJ filed suit against us as a customary precursor to a proposed settlement between the DOJ and us that was announced by the DOJ on the same day. The proposed settlement calls for us to sell certain small container commercial waste hauling assets, to modify certain customer contracts and to refrain from certain contracting practices in the Tidewater market. We do not believe that the proposed settlement will have a materially adverse effect on our overall financial condition or results of operations. The proposed settlement is subject to approval by the court. However, the proposed settlement might not be approved and we might not be able to resolve this matter without litigation or other results that could be adverse to our Tidewater business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 25, 2005. The following is a description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)	The stockholders elected the following persons as directors: Lonnie C. Poole, Jr.; Jim W. Perry; Glenn E. Futrell; Paul F. Hardiman; James R. Talton, Jr.; and James A. Walker. The votes for and the votes withheld for each nominee were as follows:

Nominee	Votes For	Votes Withheld
Lonnie C. Poole, Jr.	13,022,087	223,274
Jim W. Perry	13,072,828	172,533
Glenn E. Futrell	13,015,047	230,314
Paul F. Hardiman	13,073,128	172,233
James R. Talton, Jr.	13,014,947	230,414
James A. Walker	12,973,867	271,494

(b)	The stockholders ratified the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2005, with 12,997,435 shares voting for, 241,626 shares voting against and 6,300 shares abstaining.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Exhibit Description
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to rule 15d-14(a) under the Securities Exchange Act of 1934

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to rule 15d-14(a) under the Securities Exchange Act of 1934

Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2005		Waste Industries USA, Inc.
(Registrant)

	By:	/s/ Jim W. Perry
Jim W. Perry
President and Chief Executive Officer

Dated: August 15, 2005		Waste Industries USA, Inc.
(Registrant)

	By:	/s/ D. Stephen Grissom
D. Stephen Grissom
Chief Financial Officer