Form 10-Q
period 2005-09-30
WASTE INDUSTRIES USA INC
filed 2005-11-14
CIK 1125845

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	13,715,003 shares
(Class)	(Outstanding at November 12, 2005)

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2004	September 30, 2005
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,445	$147
Accounts receivable - trade, net of allowance for uncollectible accounts of $2,259 and $2,327 at December 31, 2004 and September 30, 2005, respectively	30,134	35,690
Accounts receivable - other	1,468	2,109
Inventories	1,526	1,583
Deferred income taxes	2,740	1,135
Prepaid expenses and other current assets	2,762	3,321

Total current assets	41,075	43,985

Property and equipment, net	198,551	212,757
Goodwill, net	87,902	96,978
Other intangible assets, net	4,800	9,100
Other noncurrent assets	4,720	4,373

Total assets	$337,048	$367,193

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2004	September 30, 2005
		Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$14,627	$13,683
Acquisition related liabilities	1,502	2,249
Accrued liabilities and other payables	4,834	7,486
Current maturities of long-term debt	10,733	10,733
Accrued wages and benefits	3,717	4,631
Closure/post-closure liabilities	3,162	3,449
Reserve for self-insurance	3,406	5,167
Deferred revenue	5,949	6,500

Total current liabilities	47,930	53,898

Long-term debt, net of current maturities	145,930	158,212
Noncurrent deferred income taxes	22,629	24,519
Other long-term liabilities	2,848	3,889
Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Common stock, no par value, shares authorized - 80,000,000 shares; issued and outstanding: December 31, 2004 - 13,494,869 September 30, 2005 - 13,713,074	39,308	41,022
Paid-in capital	7,342	7,772
Retained earnings	71,005	77,046
Unrealized gains on cash flow hedges	56	835

Total shareholders’ equity	117,711	126,675

Total liabilities and shareholders’ equity	$337,048	$367,193

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
Service revenues	$73,806	$82,727	$214,544	$229,018
Equipment sales	246	150	646	461

Total revenues	74,052	82,877	215,190	229,479

Operating costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	50,235	56,635	143,849	155,321
Equipment sales	138	83	377	287
Selling, general and administrative	9,092	11,180	27,626	31,195
Depreciation and amortization	7,001	7,756	21,859	22,244
Gain on sale of property and equipment	(63)	(223)	(313)	(447)
Impairment of property and equipment and other assets	1	—	189	143

Total operating costs and expenses	66,404	75,431	193,587	208,743

Operating income	7,648	7,446	21,603	20,736

Interest expense	2,367	2,434	7,313	7,395
Interest income	(32)	(29)	(82)	(61)
Other	(95)	(110)	(176)	(191)

Total other expense, net	2,240	2,295	7,055	7,143

Income from continuing operations before income taxes	5,408	5,151	14,548	13,593
Provision for income taxes	1,954	2,111	5,289	5,446

Income from continuing operations	3,454	3,040	9,259	8,147

Discontinued operations (Note 2):
Income (loss) from discontinued operations (net of income taxes)	(52)	—	28	(304)
Gain on sale of operations (net of income taxes)	—	—	—	389

Income (loss) from discontinued operations	(52)	—	28	85

Net income	$3,402	$3,040	$9,287	$8,232

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Earnings per share:
Basic:
Income from continuing operations	$0.25	$0.22	$0.69	$0.60
Income from discontinued operations	—	—	—	—

Net income	$0.25	$0.22	$0.69	$0.60

Diluted:
Income from continuing operations	$0.25	$0.22	$0.68	$0.59
Income from discontinued operations	—	—	—	0.01

Net income	$0.25	$0.22	$0.68	$0.60

Cash dividends declared and paid per share of common stock	$—	$0.08	$0.08	$0.16

Weighted-average number of common shares outstanding:
Basic	13,509	13,706	13,502	13,640
Diluted	13,678	13,852	13,673	13,811

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2005

(In Thousands)

(Unaudited)

	Shares		Common Stock	Paid-in Capital	Retained Earnings	Unrealized Gains on Cash Flow Hedges	Total Shareholders’ Equity
	Authorized	Outstanding
Balance at December 31, 2004	80,000	13,495	$39,308	$7,342	$71,005	$56	$117,711
Net income	—	—	—	—	8,232	—	8,232

Other comprehensive income, net of income taxes of $522
Unrealized gain on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	779	779

Other comprehensive income	—	—	—	—	—	—	779

Comprehensive income	—	—	—	—	—	—	9,011
Issuances of stock	—	4	60	—	—	—	60
Exercise of stock options	—	232	1,874	—	—	—	1,874
Income tax benefit from stock options	—	—	—	430	—	—	430
Shares cancelled	—	(18)	(220)	—	—	—	(220)
Dividends paid	—	—	—	—	(2,191)	—	(2,191)

Balance at September 30, 2005	80,000	13,713	$41,022	$7,772	$77,046	$835	$126,675

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	Nine Months Ended September 30,
	2004	2005
Operating Activities:
Net income	$9,287	$8,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,030	22,463
Amortization of debt issuance costs	559	762
Asset impairment	189	143
Gain on sale of property and equipment	(313)	(447)
Gain on sale of discontinued collection and hauling operations	—	(389)
Stock compensation expense	21	60
Provision for deferred income taxes	—	3,002
Provision for doubtful accounts	1,492	1,651
Changes in operating assets and liabilities, net of effects from acquisition and disposition of related businesses:
Receivables	(4,287)	(6,486)
Prepaid expenses and other current assets	(751)	130
Other assets	(1,327)	749
Accounts payable and accrued liabilities	2,193	1,686
Deferred revenue and other liabilities	1,084	1,122

Net cash provided by operating activities	30,177	32,678

Investing Activities:
Acquisitions of related businesses, net of cash acquired	(888)	(28,618)
Purchases of property and equipment	(20,440)	(27,382)
Proceeds from sale of collection and hauling operations	—	7,913
Proceeds from sale of property and equipment	1,550	1,995
Settlement of acquisition liabilities	(843)	(655)
Increase in restricted cash	—	(148)
Proceeds from sale of insurance policy	—	164

Net cash used in investing activities	(20,621)	(46,731)

Financing Activities:
Proceeds from issuance of long-term debt	15,000	47,697
Principal payments of long-term debt	(23,718)	(35,415)
Payment of dividends	(1,080)	(2,191)
Principal payments of capital lease obligations	(160)	(150)
Financing costs	(3)	(60)
Net proceeds from exercise of stock options	110	1,874

Net cash provided by (used in) financing activities	(9,851)	11,755

DECREASE IN CASH AND CASH EQUIVALENTS	(295)	(2,298)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,127	2,445

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,832	$147

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,761	$6,961

Cash paid for income taxes	$3,984	$3,508

See Notes to Unaudited Condensed Consolidated Financial Statements.

Supplemental disclosure of non-cash transactions –

During the nine-month period ended September 30, 2005, the Company acquired approximately $346 of fixed assets by entering into a capital lease.

During the nine-month period ended September 30, 2005, the Company sold an insurance policy in exchange for 17,617 shares of the Company’s common stock with a fair value of approximately $220 (see Note 7).

As of September 30, 2005, approximately $691 of fixed asset additions were included in accounts payable.

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

New Accounting Pronouncements - Adopted

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

New Accounting Pronouncements - Not Yet Adopted

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred which is generally upon acquisition, construction, or development and/or through the normal operation of the asset. FIN 47 clarifies the term “conditional asset retirement obligation” as used in FASB No. 143 and clarifies when an entity would have sufficient information to reasonably estimate the fair value of the asset retirement obligation. FIN 47 becomes effective for the Company for the fourth quarter of 2005. The Company intends to adopt FIN 47 in the fourth quarter of 2005 and does not believe it will have a material impact on the Company’s financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all entities to recognize compensation expense in their statements of income for all share-based payments (e.g., stock options and restricted stock) granted to employees based upon the fair value of the award on the grant date. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer permitted. SFAS 123R is now effective for issuers as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 as originally prescribed. Accordingly, the required effective date of SFAS 123R for calendar year-end public companies is January 1, 2006 instead of July 1, 2005. The Company expects to adopt the pronouncement on January 1, 2006. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employee (“APB No. 25”), and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall cash flows or financial position. The impact of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described below in its pro forma net income and earnings per share calculation.

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company expects to adopt SFAS No. 154 on January 1, 2006, which is not expected to have a material impact on the Company’s financial condition or results of operations.

On July 14, 2005, the FASB issued an exposure draft of a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes”, that would address the accounting for uncertain tax positions. The proposed interpretation would require that uncertain tax benefits be probable of being sustained in order to record such benefits in the consolidated financial statements. The Company currently accounts for uncertain tax benefits in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Under SFAS No. 5, contingent losses are recorded when it is probable that a tax position will not be sustained and the amount of the disallowance can be reasonably estimated. As currently drafted, the proposed interpretation would apply to all uncertain tax positions and be effective for the Company on December 31, 2005. However, the FASB has publicly stated that it expects to issue the final interpretation in the first quarter of 2006, which is expected to delay the effective date of the interpretation past 2005.

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

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards under the stock plan consistent with the methods required by SFAS No. 123, the Company’s net income and earnings per share for the three- and nine-month periods ended September 30, 2004 and 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income:
As reported	$3,402	$3,040	$9,287	$8,232
Deduct - total stock-based compensation determined under fair value based method for all awards	(107)	(98)	(340)	(340)

Pro forma	$3,295	$2,942	$8,947	$7,892

Earnings per share:
Basic:
As reported	$0.25	$0.22	$0.69	$0.60
Pro forma	$0.24	$0.21	$0.66	$0.58

Diluted:
As reported	$0.25	$0.22	$0.68	$0.60
Pro forma	$0.24	$0.21	$0.65	$0.57

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions

In April 2005, the Company acquired two hauling operations and two transfer stations from a subsidiary of Waste Management, Inc. in eastern North Carolina for approximately $11.9 million in cash. In July 2005, the Company acquired a multi-service collection operation and facility from Mark Dunning Industries in the Nashville, Tennessee region for approximately $3.1 million in cash. Additionally, the Company made a number of smaller acquisitions in the nine-month period ended September 30, 2005 aggregating to $5.4 million in cash, $4.3 million of which related to increasing its presence in the Atlanta, Georgia market. These acquisitions were funded primarily with cash provided by operating activities and borrowings under the Company’s revolving credit facility (See Note 5- Long-Term Debt).

In June 2005, the Company acquired from a subsidiary of Waste Management, Inc. a hauling operation and certain customer accounts in the Atlanta, Georgia region for approximately $8.2 million in cash. These acquisitions were funded primarily with proceeds received from the simultaneous sale of a portion of the Company’s operations to the same party.

The results of these operations have been included in the condensed consolidated financial statements since the acquisition date and are consistent with the Company’s strategy to improve internalization of waste into existing landfills and expand its presence in certain markets.

In accordance with SFAS No. 141, Business Combinations, the purchase price of each acquisition has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. These purchase price allocations are preliminary estimates, based on available information and certain assumptions that management believes are reasonable. Accordingly, these purchase price allocations are subject to finalization. In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets, historical demand and estimates of future demand for its services.

As of September 30, 2005, the recorded purchase price allocation for these acquisitions was as follows (in thousands):

Tangible assets (liabilities) acquired at fair value:
Accounts receivable	$1,696
Property and equipment	9,173
Liabilities assumed	(3,491)

Total net tangible assets acquired	7,378
Intangible assets acquired at fair value:
Customer lists	5,441
Noncompete agreements	150
Goodwill	15,597
Transfer station permits	52

Total net assets acquired, at fair value	$28,618

The following unaudited pro forma results of operations for the nine-month periods ended September 30, 2004 and 2005 assume that the acquisitions described above had occurred as of January 1, 2004 (amounts in thousands, except per share data):

	2004	2005
Total revenues	$229,866	$238,829

Operating income	23,778	22,067

Income from continuing operations	10,064	8,661
Income from discontinued operations	28	85

Net income	$10,092	$8,746

Earnings per common share:
Basic:
Income from continuing operations	$0.75	$0.64
Income from discontinued operations	—	—

Net income	$0.75	$0.64

Diluted:
Income from continuing operations	$0.74	$0.62
Income from discontinued operations	—	0.01

Net income	$0.74	$0.63

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

In the nine-month period ended September 30, 2005, the net assets and liabilities disposed of were as follows (in thousands):

Disposed net assets:
Accounts receivable	$27
Property and equipment	1,986
Goodwill, net	5,790
Other intangibles, net	271
Inventories/other	33
Deferred revenue	(484)

Total net assets disposed of	$7,623

Portions of these disposed operations were in operation during the three- and nine-month periods ended September 30, 2004, and, consequently, the results of those operations less applicable income taxes were reported as a separate component of income after income from continuing operations (amounts in thousands):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Revenues	$1,169	$3,661
Operating expenses:
Cost of operations	1,122	3,229
Selling, general and administrative	82	249
Depreciation and amortization	46	137

Income (loss) before income taxes	(81)	46
Income tax provision (benefit)	(29)	18

Income (loss) from discontinued operations (net of income taxes)	$(52)	$28

All operations sold were in operation during a portion of the first two quarters of 2005. Consequently, the results of those operations less applicable income taxes were reported as a separate component of income after income from continuing operations (amounts in thousands):

Nine Months Ended September 30, 2005
Revenues	$4,556
Operating expenses:
Cost of operations	4,298
Selling, general and administrative	541
Depreciation and amortization	219
Gain on disposal of assets and operations	(643)

Income before income taxes	141
Income tax provision	56

Income from discontinued operations (net of income taxes)	$85

In conjunction with its dispositions, the Company recognized a gain on disposal of the assets and operations totaling approximately $389,000 (net of income taxes) in the second quarter of 2005. There were no results of operations included as discontinued operations for the third quarter of 2005.

3. INTANGIBLE ASSETS

Intangible assets consist of goodwill, customer lists, transfer station permits and noncompete agreements acquired in business combinations. Intangible assets are net of accumulated amortization.

The following table summarizes the activity related to goodwill for the nine-month period ended September 30, 2005 (in thousands):

Beginning balance - January 1, 2005	$87,902
Acquisitions of collection and hauling operations	15,597
Dispositions of collection and hauling operations	(5,790)
Post-closure purchase accounting adjustments	(731)

Ending balance - September 30, 2005	$96,978

The Company performs an annual assessment of goodwill impairment. At least quarterly, the Company analyzes whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustments after adoption, if any, will be recognized as operating expenses. The Company adopted July 31 as its annual assessment date. The Company completed its annual impairment test as of July 31, 2004 and determined that there was no goodwill impairment. The Company expects to complete its annual impairment test as of July 31, 2005 in the fourth quarter of 2005. Historically, the Company has not experienced impairments of goodwill.

Other intangible assets, net, consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$10,820	$2,212	$8,608
Noncompete agreements	531	111	420
Transfer station permits	79	7	72

Other intangible assets, net	$11,430	$2,330	$9,100

	December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$5,717	$1,258	$4,459
Noncompete agreements	1,085	744	341

Other intangible assets, net	$6,802	$2,002	$4,800

Amortization expense of other intangible assets for the three- and nine-month periods ended September 30, 2004 and 2005 was $194,000 and $576,000, and $575,000 and $1,191,000, respectively. The weighted average amortization period for other intangible assets is 7.3 years. Other intangible assets are amortized on a straight-line or accelerated basis to match the economic benefit received from the asset.

For the nine-month period ended September 30, 2005, the Company recognized impairment expense of approximately $50,000 related to certain customer lists.

Estimated future amortization expense associated with other intangible assets at September 30, 2005 was as follows (in thousands):

Year	Amortization Expense
Remainder 2005	$550
2006	2,017
2007	1,761
2008	1,397
2009	1,157
2010	918
Thereafter	1,300

Total	$9,100

4. EARNINGS PER SHARE

Basic and diluted earnings per share computations are based on the weighted-average common stock outstanding and include the dilutive effect of stock options using the treasury stock method.

Earnings per share is calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Income from continuing operations	$3,454	$3,040	$9,259	$8,147
Income (loss) from discontinued operations	(52)	—	28	85

Net income	$3,402	$3,040	$9,287	$8,232

Denominator used for basic earnings per share -
Weighted average number of shares outstanding	13,509	13,706	13,502	13,640

Denominator used for diluted earnings per share:

Denominator used for basic earnings per share	13,509	13,706	13,502	13,640
Dilutive impact of stock options outstanding	169	146	171	171

Weighted average number of shares outstanding	13,678	13,852	13,673	13,811

Earnings per share:
Basic:
Income from continuing operations	$0.25	$0.22	$0.69	$0.60
Income from discontinued operations	—	—	—	—

Net income	$0.25	$0.22	$0.69	$0.60

Diluted:
Income from continuing operations	$0.25	$0.22	$0.68	$0.59
Income from discontinued operations	—	—	—	0.01

Net income	$0.25	$0.22	$0.68	$0.60

Antidilutive options to purchase common stock not included in earnings per share calculation	111	194	111	194

The antidilutive options were excluded from the earnings per share calculations as the exercise price of the options exceeded the fair value of the common stock during the above periods.

5. LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2004 and September 30, 2005 (in thousands):

	December 31, 2004	September 30, 2005
Credit Facilities:
Term facility	$39,286	$28,571
Revolving credit facility	77,000	100,000
Bonds	40,355	40,355
Other	22	19

Total long-term debt	156,663	168,945
Less current maturities	(10,733)	(10,733)

Long-term debt, net of current maturities	$145,930	$158,212

The Company and all of its subsidiaries are co-borrowers on a revolving credit agreement with a syndicate of lending institutions for which Bank of America, N.A. (“Bank of America”) acts as agent. On September 16, 2005, the Company entered into a Commitment Increase Agreement with Bank of America as the increasing bank and as Administrative Agent, to lend up to an additional $25 million under its Amended and Restated Revolving Credit Agreement. All other terms of the credit facility remain unchanged. This credit facility now provides up to $200 million through February 2007. Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the revolver. The revolver bears interest at a rate per annum equal to, at the Company’s option, either a Bank of America base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company’s funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for Eurodollar rate borrowings. The revolver requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2004 and September 30, 2005. It also requires the lenders’ approval of acquisitions in some circumstances. As of September 30, 2005, $100 million was outstanding under the revolver. The average interest rate on outstanding borrowings under the revolver was approximately 4.4% and 5.8% at December 31, 2004 and September 30, 2005, respectively. Availability was approximately $42.3 million under the revolver as of September 30, 2005.

The Company also has a term loan facility with Prudential. The Prudential term loan facility consists of three term loans of $25 million each. Prior to 2000, the Company had fully drawn on all three of the facilities. Principal repayments are due annually on each of the $25 million term facilities. The Prudential term facilities require the Company to maintain certain financial ratios, such as debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth and net income. The Company was in compliance with these financial covenants as of December 31, 2004 and September 30, 2005. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Prudential term loan facilities. Interest on the three Prudential term facilities is paid quarterly, based on fixed rates of 7.53%, 7.21% and 7.09%, respectively. Of the Company’s outstanding Prudential facilities, $3.6 million fully matures by April 2006, $10.7 million fully matures by June 2008, and $14.3 million fully matures by February 2009.

The Company entered into a $9.5 million variable rate bond with Sampson County, North Carolina on September 10, 2003 for the funding of expansion at its landfill in that county. This bond expires in 2023. This bond is in addition to the Company’s existing $30.9 million Sampson facility, which expires in 2021. Both facilities are backed by a letter of credit issued by Wachovia Bank N.A. (“Wachovia”) as a participating lender under the revolver. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 4.8% at December 31, 2004 and September 30, 2005.

Aggregate principal maturities of long-term debt at September 30, 2005 were as follows (in thousands):

Current	$10,733
13 to 24 months	110,714
25 to 36 months	7,143
37 to 48 months	—
49 to 60 months	—
Thereafter	40,355

Total	$168,945

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was $160.2 million and $170.0 million at December 31, 2004 and September 30, 2005, respectively.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31, 2004 and September 30, 2005 (in thousands):

	December 31, 2004	September 30, 2005
Land, land improvements and buildings	$40,185	$45,279
Landfills and associated land	109,465	112,515
Machinery and equipment	21,095	22,523
Containers	94,457	101,726
Collection vehicles	97,150	106,803
Furniture, fixtures, and office equipment	7,024	7,318
Construction in progress	442	905

Total property and equipment	369,818	397,069
Less accumulated depreciation	(171,267)	(184,312)

Property and equipment, net	$198,551	$212,757

Construction in progress includes equipment not placed in service as of the balance sheet date. Collection vehicles are owned by the Company.

Depreciation expense (including software amortization) for the three- and nine-month periods ended September 30, 2004 and 2005 was approximately $5.9 million and $17.5 million, and $6.1 million and $17.6 million, respectively. Landfill amortization expense was approximately $0.9 million and $3.8 million, and $1.1 million and $3.5 million, for the three- and nine-month periods ended September 30, 2004 and 2005, respectively.

Pursuant to the provisions of SFAS No. 144, the Company recorded fixed asset impairment charges of approximately $1,000 and $0 for the three-month periods ended September 30, 2004 and 2005, respectively. The Company recorded fixed asset impairment charges of approximately $189,000 and $93,000 for the nine-month periods ended September 30, 2004 and 2005, respectively. These impairments related to certain excess equipment and vehicles taken out of service. The Company estimated the fair value of the equipment taken out of service based on comparable equipment with similar remaining useful lives.

7. SHAREHOLDERS’ EQUITY

The Company issued 1,892 and 4,297 shares of common stock with a fair value of approximately $21,000 and $60,000 for the nine-month periods ended September 30, 2004 and 2005, respectively, as directors’ fees.

During the nine-month periods ended September 30, 2004 and 2005, stock options totaling 16,545 and 231,525 were exercised with net proceeds of approximately $110,000 and $1.9 million, respectively. As a result of the 2005 option exercises, the Company recorded a tax benefit of approximately $0.4 million as an addition to paid-in-capital.

On August 10, 2005, the Board of Directors of the Company voted to consider payment of quarterly dividends at the same rate as the semi-annual dividend. The Board of Directors declared a dividend of $0.08 per share, or approximately $1.1 million, to shareholders of record on August 19, 2005. The dividend was paid on September 1, 2005. This was in addition to the June 3, 2005 payment of $1.1 million, or $0.08 per share.

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

The Company measures effectiveness of the interest rate swaps by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s credit facility using the hypothetical derivative method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of income tax, in shareholders’ equity. To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in accompanying condensed consolidated statements of income as interest expense. The interest rate swaps were fully effective during the nine-month periods ended September 30, 2004 and 2005.

The fair value of the Company’s interest rate swap is obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. The fair value of the interest rate swap agreements represented an asset of approximately $0.6 million and $1.0 million at December 31, 2004 and September 30, 2005, respectively.

Commodity Swaps

The Company enters into commodity swap contracts to hedge its recycling revenue for old corrugated cardboard (“OCC”) and has designated the qualifying hedges as cash flow hedges. The notional amounts hedged under these agreements represent approximately 33% of the Company’s OCC volume at September 30, 2005.

The Company measures effectiveness of its commodity swaps by its ability to offset cash flows associated with changes in the rates received for its monthly OCC volumes. To the extent the commodity swaps are considered to be effective, changes in fair value of the instrument are recorded, net of income tax, in shareholders’ equity. To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in the accompanying condensed consolidated statements of income as an adjustment to recycled commodity revenue. The commodity swaps were fully effective for the nine-month periods ended September 30, 2004 and 2005.

The fair value of the Company’s commodity swap contracts was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity swap contracts taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity swap agreements represented a liability of approximately $0.5 million and an asset of $0.4 million at December 31, 2004 and September 30, 2005, respectively.

The components of comprehensive income, net of related income taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income
Other comprehensive income	$3,402	$3,040	$9,287	$8,232
Unrealized gains (losses) on cash flow hedges, net of deferred income taxes of $(36) and $252 and $502 and $522 for the three- and nine-month periods ended September 30, 2004 and 2005, respectively	(63)	363	872	779

Comprehensive income	$3,339	$3,403	$10,159	$9,011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Change in unrealized gains (losses) on cash flow hedges	$209	$365	$1,682	$821
Less: reclassification adjustment for net charges included in net income	(272)	(2)	(810)	(42)

Net change in unrealized gains (losses) on qualifying cash flow hedges	$(63)	$363	$872	$779

On December 28, 2004, the Company entered into a heating oil contract, effective January 1, 2005, to cap its exposure on 1.2 million gallons of diesel fuel at $1.90 per gallon. The contract coverage represented approximately 80% of the Company’s first quarter 2005 diesel fuel requirements, and expired on March 31, 2005. The Company recorded an approximate $0.1 million net benefit as an offset to fuel charges in the first quarter of 2005, as this contract did not qualify for hedge accounting.

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

In addition, the Company has identified the following matters which could have a material impact on the Company’s financial position or results of operations:

TransWaste Services, Inc. v. Solid Waste Management Authority of Crisp County, Georgia, Defendant, and Central Bank & Trust, Garnishee, Superior Court of Crisp County, State of Georgia, Case No. 99-V-419

The Company’s subsidiary TransWaste Services, LLC (“TransWaste”) provides waste collection, hauling and disposal services for the Solid Waste Management Authority of Crisp County, Georgia (“the Authority”) pursuant to three 25-year collection, transportation and service agreements with the Authority dated December 20, 1996. Pursuant to these agreements, TransWaste is the exclusive provider of waste collection and transfer services to the Authority, which consists of approximately 30 municipal members or participants.

At its inception, the Authority issued bonds in the original face amount of approximately $69.5 million to construct and operate a waste facility. Financial Security Assurance, Inc. (“FSA”) is the insurer for those bonds, is a creditor of the Authority and has been providing debt service on the bonds. In that capacity, FSA appears to be directing the operations of the Authority.

TransWaste filed a lawsuit against the Authority in September 1999 for amounts due and owing for services rendered and obtained a judgment on one of its claims in the principal amount of approximately $1.0 million plus interest, although TransWaste has yet to collect on this judgment and has established an allowance against the possibility of non-payment. The Authority filed counterclaims against TransWaste seeking to recover approximately $2.0 million allegedly due from TransWaste on the theory that TransWaste had breached a “break-even guarantee” from the period of July 1 through December 31, 1998. TransWaste’s remaining claim and the Authority’s counterclaims have not been litigated and remain pending on a presently inactive trial calendar in the Superior Court of Crisp County, Georgia (Case No. 99-V-419).

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

In June 2004, the Authority received a judgment in the amount of approximately $740,000, plus interest and legal fees and expenses, for amounts due from a participant for services rendered by TransWaste on behalf of the Authority. The participant has appealed the decision and as such TransWaste has established an allowance against the possibility of non-payment.

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

While the precise amounts of these future obligations cannot be determined, the Company provides accruals for these estimated costs as the remaining permitted airspace of landfills is consumed. The Company’s estimate of these costs considers when the costs would actually be paid and factors in inflation and discount rates. At December 31, 2004 and September 30, 2005, the Company had accrued approximately $5.3 million and $6.8 million, respectively, for such costs. Significant revisions in estimated lives of the Company’s landfills or significant increases in its estimates of landfill closure and post-closure costs could have a material adverse impact on the Company’s financial condition and results of operations.

TransWaste Services, LLC, f/k/a TransWaste Services, Inc. v. Maple Hill Landfill, Inc., U.S. District Court for the Middle District of Georgia, Albany Division, Civil Action No. 1:04-CV-126-4 (WLS)

In September 1998, the Company’s subsidiary TransWaste Services, LLC entered into an agreement with Maple Hill Landfill, Inc. (“Maple Hill”) that provides that, upon the satisfaction of certain conditions, Maple Hill has the option to sell a landfill near Albany, Georgia to TransWaste for $8.0 million or to accept waste from TransWaste at a per ton rate that is favorable to TransWaste for up to ten years. As of August 2004, none of the conditions had been satisfied, and TransWaste sued Maple Hill seeking a judicial declaration that the agreement is unenforceable for, among other reasons, failure to satisfy these conditions within a reasonable amount of time. Maple Hill has indicated that, if and when it satisfies the conditions to the agreement, it intends to seek both specific performance of the agreement and any damages caused by TransWaste’s renunciation and anticipatory repudiation of the agreement. On July 29, 2005, Maple Hill received a solid waste handling permit from the Georgia Department of Natural Resources for the landfill, which permit is subject to customary conditions. The permit also is subject to increased requirements relating to subsurface exploration and possible subsurface reinforcement prior to construction due to the site’s geographic setting. These requirements may increase the cost of constructing the landfill and/or necessitate changes in the design of the landfill. TransWaste believes that the issuance of this permit does not change its legal position that the conditions were not satisfied within a reasonable amount of time, especially when considering the conditions attached to the permit regarding subsurface exploration and possible reinforcement. TransWaste intends to vigorously pursue its claims and defend against any potential counterclaims by Maple Hill. If TransWaste is not successful on this matter, TransWaste could be obligated to purchase the landfill and/or could be liable for damages. Both parties have agreed to postpone litigation through December 3, 2005 while exploring settlement alternatives.

One of the owners of Maple Hill is a former director and officer of the Company. See Note 10, Related Party Transactions.

U.S. Department of Justice: United States of America v. Waste Industries USA, Inc., United States District Court for the Eastern District of Virginia – Norfolk Division, Civil Action No. 2:05-CV-468

During 2004, the Company received from the U. S. Department of Justice (“DOJ”) document and other information requests relating to the Company’s purchase and sale in August 2003 of non-hazardous solid waste service operations to and from Allied Waste Industries, Inc. in Charlotte, North Carolina; Sumter, South Carolina; Mobile, Alabama; Biloxi, Mississippi; Norfolk, Virginia; and Clarksville, Tennessee. These requests included a Civil Investigative Demand seeking to determine whether the Company’s acquisition from Allied of front-end commercial hauling routes in the south of the James River, or Tidewater, portion of the Norfolk, Virginia market has had the effect of lessening competition in that market. The Company voluntarily responded to the document and information requests from the DOJ and has cooperated with the DOJ in its investigation. The Company does not believe that the transactions or its subsequent operations have had any effect of lessening competition in the Tidewater market, and believes that, in fact, competition in the area is more robust than ever. On August 8, 2005, the DOJ filed suit against the Company as a customary precursor to a proposed settlement between the Company and the DOJ that was announced by the DOJ on the same day. The settlement, which has been approved by the court, requires the Company to sell certain small container commercial waste hauling assets, to modify certain customer contracts and to refrain from certain contracting practices in the Tidewater market. The Company does not believe that the settlement will have a materially adverse effect on its overall financial condition or results of operations. The Company is negotiating a sale of the assets, subject to approval by the DOJ.

The City of Chesapeake, et al v. Camden County, et al, Superior Court of Camden County, Docket No. 05 CVS 95

In November 2002, Camden County entered into a Franchise Agreement with the Company’s subsidiary, Black Bear Disposal, LLC (“Black Bear”). The Franchise Agreement gives Black Bear the exclusive right to build and operate a municipal solid waste landfill within Camden County, for a term of 30 years. In reliance on the Franchise Agreement, Black Bear purchased the site for the proposed landfill, had site suitability studies performed by licensed engineers, and applied to the North Carolina Department of Environment and Natural Resources (“DENR”) for a site suitability determination. On November 3, 2005, the City of Chesapeake, Virginia, 13 individuals alleging to own property in the area of the proposed landfill, a limited partnership alleging to own property in the area of the proposed landfill, and the Camden Citizens Action League, Inc., filed suit in Camden County Superior Court naming Camden County, its Board of Commissioners, the five County Commissioners (both individually and as Commissioners), the County Manager (both individually and as County Manager), and Black Bear as defendants. In their Complaint, the plaintiffs seek a declaratory judgment that the Franchise Agreement and underlying Franchise Ordinance, Camden County Ordinance No. 2002-10-01, are unenforceable, and ask the Court to grant temporary and permanent injunctive relief against enforcement of the Franchise Agreement and Ordinance. The plaintiffs make a number of allegations, including, but not limited to: that Black Bear and the County failed to comply with certain conditions to the Franchise Agreement, that the County failed to give the required 30 days’ notice prior to the County’s approval of the proposed landfill, that the defendants did not secure the required local-government approval allegedly required from the City of Chesapeake, that the term of the franchise exceeds the 30-year limit imposed by statute, that the defendants failed to properly provide for the County’s ability to regulate the fees charged at the landfill and to be indemnified against the costs associated with the proposed landfill, and that Black Bear did not accurately describe the area and population to be served by the proposed landfill. The Company believes that the County and its representatives acted properly in all respects in adopting the Ordinance, and that all defendants acted properly in entering into the Franchise Agreement. The Company intends to vigorously defend this matter and pursue any potential counterclaims against the plaintiffs. If the plaintiffs succeed in this matter, Black Bear could be required to re-negotiate the Franchise Agreement, which the County would not be obligated to do, and/or re-submit its request for a site suitability determination to DENR.

Pursuant to the Franchise Agreement, Black Bear has agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the Franchise Agreement. As a result, Black Bear is liable for the expenses of and any damages or other awards ultimately determined against those defendants.

Other

The Company had unconditional purchase obligations at September 30, 2005 to acquire certain fixed assets totaling approximately $7.6 million.

At December 31, 2004 and September 30, 2005, the Company had irrevocable letters of credit including performance bonds with available credit totaling approximately $41.8 million and $46.5 million, respectively. At December 31, 2004 and September 30, 2005, no amounts were drawn under the outstanding letters of credit.

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

Lonnie C. Poole, III, the Company’s Vice President, is a member of a limited liability company that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space. The lease was entered into in June 1999 with a term of 10 years. Rental expense related to this lease was approximately $126,000 and $379,000, and $151,000 and $449,000, for the three- and nine-month periods ended September 30, 2004, and 2005, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statements of income. Management believes that the lease is on terms comparable to those with third parties.

The Company provided office space and administrative services to a company owned by Lonnie C. Poole, Jr., the Company’s founder and Chairman of the Board of Directors. The amount billed for such services for the three- and nine-month periods ended September 30, 2004 and 2005 was approximately $1,400 and $4,200, and $0 and $2,000, respectively. As of June 1, 2005, the Company no longer provides office space and administrative services to Mr. Poole’s company.

The Company leases aircraft from time to time from companies owned in part by some of its officers. The amounts paid to these companies for rental of such aircraft for the three- and nine–month periods ended September 30, 2004 and 2005 were approximately $3,000 and $6,000, and $14,000 and $56,000, respectively. Management believes that the lease terms are comparable to those with third parties.

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

Once the Company has determined the estimates of final capping, closure and post-closure obligations, the Company then inflates those costs to the expected time of payment and discounts those expected future costs back to present value. The Company is currently inflating these costs in current dollars until expected time of payment using an inflation rate of 2.5% and is discounting these costs to present value using a credit-adjusted, risk-free discount rate of 7.25% or 8%, depending on the date of the calculation. The credit-adjusted, risk-free rate is based on the risk-free interest rate adjusted for the Company’s credit standing. Management reviews these estimates at least once a year. Significant changes in future final capping, closure and post-closure cost estimates and inflation rates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill’s capacity that has been consumed, and (2) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any change related to the capitalized and future cost of the landfill asset is recognized in amortization expense prospectively over the remaining capacity of the landfill. Changes in the Company’s credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

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

Interest accretion on final capping, closure and post-closure obligations is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included as a component of operating costs in the accompanying condensed consolidated statements of income.

In the United States, the closure and post-closure obligations are established by the Environmental Protection Agency’s Subtitles C and D regulations, as implemented and applied on a state-by-state basis. The costs to comply with these obligations could increase in the future as a result of legislation or regulation.

Assets and liabilities associated with final capping, closure and post-closure costs consisted of the following at the dates presented (in thousands):

	December 31, 2004	September 30 2005
Landfill assets	$109,465	$112,515
Accumulated landfill airspace amortization	(21,007)	(23,966)

Net landfill assets	$88,458	$88,549

	December 31, 2004	September 30, 2005
Final capping	$4,862	$6,085
Closure/post-closure	410	707

Total landfill liabilities	$5,272	$6,792

Current portion	$3,162	$3,449
Long term	2,110	3,343

Total landfill liabilities	$5,272	$6,792

The changes to landfill liabilities were as follows for the nine–month periods ended September 30, 2004 and 2005 (in thousands):

	2004	2005
Beginning balance	$6,164	$5,272
Obligations incurred	1,411	739
Obligations settled	(1,410)	(264)
Change in estimate	(1,316)	740
Interest accretion	526	305

Ending balance	$5,375	$6,792

12. SUBSEQUENT EVENTS

Subsequent to September 30, 2005, the Company acquired four operations in existing markets for approximately $1.5 million in cash.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Relating to Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Some matters discussed in this Management’s Discussion and Analysis are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated, including fuel prices, the development and operation of landfills, general economic conditions, our ability to manage growth, the availability and integration of acquisition targets, regulatory permitting processes, impairment of goodwill, competition, geographic concentration, weather conditions, government regulation and others set forth in our Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a regional, vertically integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At September 30, 2005, we operated 35 collection operations, 27 transfer stations, approximately 90 county convenience drop-off centers, 11 recycling facilities and 10 landfills in the southeastern United States. We had revenues of $215.2 million and operating income of $21.6 million for the nine-month period ended September 30, 2004, and revenues of $229.5 million and operating income of $20.7 million for the nine-month period ended September 30, 2005.

Percentages of our total revenue attributable to services provided are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Collection:
Industrial	31.1%	27.9%	30.8%	28.2%
Commercial	26.2%	26.7%	26.7%	27.1%
Residential	19.9%	21.8%	19.5%	20.9%
Disposal and transfer	15.8%	16.3%	15.5%	16.5%
Recycling service	1.7%	1.5%	1.8%	1.7%
Recycled commodity sales	1.8%	1.5%	1.7%	1.5%
Other	3.5%	4.3%	4.0%	4.1%

Total service revenues	100.0%	100.0%	100.0%	100.0%

Our presence in growth markets in the southeastern United States has supported our internal growth. In addition, from 1990 through September 30, 2005, we acquired 95 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern United States and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our route density should improve, which we expect will increase our collection efficiencies and profitability.

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

While longer-term contracts can provide more consistent cash flow, increases in the cost of fuel and other operating costs during the contract’s term could reduce the contract’s profitability. To minimize this risk, we generally include price increases in our longer-term contracts. However, our ability to pass on price increases is sometimes limited by the terms of our contracts. Long-term solid waste collection contracts typically contain a formula, generally based on a predetermined published price index such as the Consumer Price Index, or CPI, for automatic adjustment of fees, generally, on an annual basis, to cover increases in some, but not all, operating costs. These fee increases are recognized as revenue when earned (as the service is provided). Commercial and industrial services and certain residential services are provided under one to five year contracts. Revenue under these contracts is recognized when services are provided, as we believe this is the best indicator of performance of the contractual obligation. We recognize revenue related to contractual price increases based on fluctuations in CPI or other indices when the price increases become effective. Certain contracts limit our ability to pass on price increases to our customers. If circumstances arise that may impact the profitability of a contract, the contract is examined at that time. If we determine that a loss will result from the performance of such a contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

We have implemented a fuel surcharge program based upon a regional fuel index, which is designed to pass to our customers at least some increases in fuel prices. We therefore believe we should be able to implement price increases sufficient to offset most fuel cost increases. However, competitive factors may require us to absorb at least a portion of these fuel cost increases, particularly during periods of rapid price increases.

At September 30, 2005, we operated approximately 90 convenience collection sites under contract with 13 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At September 30, 2005, we also operated 11 recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper and old corrugated cardboard. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by entering into hedging instruments. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve. We do not believe that our recycling services revenue is material, nor do we currently expect this revenue stream to be material to our results from operations, cash flows or capital expenditures in the foreseeable future.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At September 30, 2005, we owned or operated 27 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At September 30, 2005, we operated 10 landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the containers and compactors that we resell.

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

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the future:

Allowance For Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our estimated allowance for doubtful accounts is based upon historical collection trends, type of customer, such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The allowance for doubtful accounts was $2.3 million at December 31, 2004 as well as at September 30, 2005. One customer, the Solid Waste Management Authority of Crisp County, represented approximately $1.0 million of the allowance for doubtful accounts at December 31, 2004 and September 30, 2005. Refer to Note 9 of our unaudited condensed consolidated financial statements for additional information regarding the Authority.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risks consist primarily of accounts receivable. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of our customer base. No single customer of ours accounted for more than 4% of our revenues for the nine-month periods ended

September 30, 2004 and 2005. One customer, the Authority, accounted for approximately 4% and 5% of our net accounts receivable balance as of December 31, 2004 and September 30, 2005, respectively. Please refer to Note 9 to our unaudited consolidated financial statements for further discussion of the Authority. We do not believe that the loss of any single customer would have a material adverse effect on our results of operations.

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

In the three- and nine- month periods ended September 30, 2005, we increased the provision for workers compensation and accident claims by approximately $0.6 million and $2.0 million, respectively, in order to provide for our increased claims exposure as a result of increasing our plan deductibles effective January 1, 2005.

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

Once we have determined the estimates of final capping, closure and post-closure obligations, we then inflate those costs to the expected time of payment and discount those expected future costs back to present value. We are currently inflating these costs in current dollars until expected time of payment using an inflation rate of 2.5% and are discounting these costs to present value using a credit-adjusted, risk-free discount rate of 7.25% or 8%, depending on the date of the calculation. The credit-adjusted, risk-free rate is based on the risk-free interest rate adjusted for our credit standing. We review these estimates at least once per year. Significant changes in future final capping, closure and post-closure cost estimates and inflation rates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill’s capacity that has been consumed, and (2) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any change related to the capitalized and future cost of the landfill asset is then recognized in amortization expense prospectively over the remaining capacity of the landfill.

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

While the precise amounts of these future obligations cannot be determined, at December 31, 2004 and September 30, 2005, we estimate our total landfill closure and post-closure costs to be approximately $5.3 million and $6.8 million, respectively, for the airspace consumed to date. We provide accruals for these estimated costs as the remaining permitted airspace of landfills is consumed. Our estimate of these costs considers when the costs would actually be paid and factors in inflation and discount rates. Significant revisions in the estimated lives of our landfills or significant increases in our estimates of landfill closure and post-closure costs could have a material adverse impact on our financial condition and results of operations.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we discontinued amortization of goodwill effective January 1, 2002. On an ongoing basis, we perform an annual impairment test. At least quarterly, we analyze whether an event has occurred that would more likely than not reduce the enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustment after adoption, if any, will be recognized as an operating expense. We adopted July 31 as our annual assessment date. Our most recent annual impairment test of goodwill recoverability was July 31, 2004 and we determined that there was no impairment of goodwill. We expect to complete our annual impairment test as of July 31, 2005 in the fourth quarter of 2005.

Intangible assets with a definite life are amortized over their expected lives, typically five to ten years and are assessed for impairment on a quarterly basis. Intangible assets with a definite life are amortized on a straight-line or accelerated basis to match the economic benefit received. Intangible assets with a definite life are tested for impairment based on undiscounted cash flows and if impaired, written down to fair value based on either discounted cash flows or appraised values.

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

Three-Month Period Ended September 30, 2005 vs. Three-Month Period Ended September 30, 2004

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed consolidated statements of income.

	Three Months Ended September 30,
	2004	2005
Total revenues	100.0%	100.0%
Service	99.7%	99.8%
Equipment	0.3%	0.2%

Total cost of operations	68.0%	68.4%
Selling, general and administrative	12.3%	13.5%
Depreciation and amortization	9.5%	9.4%
Gain on sale of property and equipment	-0.2%	-0.3%
Impairment of property and equipment and other assets	0.0%	0.0%

Operating income	10.4%	9.0%

Interest expense	3.2%	2.9%
Interest income	0.0%	0.0%
Other income	-0.2%	-0.1%

Income from continuing operations before income taxes	7.4%	6.2%

Income tax expense	2.6%	2.5%

Income from continuing operations	4.8%	3.7%

Discontinued operations:
Income (loss) from discontinued operations (net of income taxes)	-0.1%	0.0%
Gain on sale of operations (net of income taxes)	-0.1%	0.0%

Income from discontinued operations	-0.2%	0.0%

Net income	4.6%	3.7%

REVENUES. Total revenues increased approximately $8.8 million, or 11.9%, for the three-month period ended September 30, 2005, compared to the same period in 2004. These increases were due primarily to increases in residential revenue of 22.8%, disposal and transfer revenue of 15.6% and commercial revenue of 14.2%.

The following table provides the components of service revenue growth (excluding equipment sales revenue) for the three-month period ended September 30, 2005:

September 30, 2005
SERVICE REVENUE GROWTH
Price	1.1%
Volume	2.1%
Energy surcharge	1.7%

Total internal growth	4.9%
Commodities	-0.3%
Acquisitions, net of dispositions	7.5%

Total service revenue growth	12.1%

TOTAL COST OF OPERATIONS. Total cost of operations increased $6.4 million, or 12.7%, for the three-month period ended September 30, 2005, compared to the same period in 2004. The following table provides the components of the costs of operations as a percentage of revenues for the three-month period ended September 30, 2005, compared with the same period in 2004.

	2004	2005	change
Labor and related benefits	16.6%	17.5%	0.9%
Disposal and transfer	29.6%	28.2%	-1.4%
Fuel	4.0%	5.3%	1.3%
Repairs and maintenance - fleet	10.2%	10.1%	-0.1%
Workers comp and casualty insurance	5.3%	4.6%	-0.7%
Landfill closure	0.1%	0.6%	0.5%
Other	2.2%	2.1%	-0.1%

Total cost of operations	68.0%	68.4%	0.4%

We incurred higher fuel costs and labor costs, partially offset by lower disposal and insurance costs which resulted in overall higher operational costs as a percentage of revenue for the quarter.

Fuel spending was up 47% from the same period in 2004 as the average price per gallon of fuel increased by 38%. Disposal costs continue to decrease as a percentage of revenue as more of the waste we collect is disposed into our landfills.

SELLING GENERAL AND ADMINISTRATIVE (“SG&A”). SG&A increased approximately $2.1 million, or 23.0%, for the three-month period ended September 30, 2005, compared with the same period in 2004.

The following table summarizes significant components of selling, general and administrative expense as a percentage of revenue for the three-month periods ended September 30, 2004 and 2005:

	2004	2005	change
Labor and related benefits	7.1%	6.8%	-0.3%
Provision for doubtful accounts	0.5%	0.2%	-0.3%
Professional fees	0.6%	2.6%	2.0%
Rent- site & building	0.5%	0.4%	-0.1%
Other	3.6%	3.5%	-0.1%

Total SG&A	12.3%	13.5%	1.2%

The increase in professional fees is primarily attributable to the implementation of the provisions of Section 404 of the Sarbanes-Oxley Act. Audit, legal, and other professional fees also increased for the three-month period ended September 30, 2005, compared with the same period in 2004, driven in part by our business acquisition and disposition activity.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $0.8 million, or 10.8%, for the three-month period ended September 30, 2005 compared to the same period in 2004. The increase was due primarily to amortization of other intangible assets arising from significant fourth quarter 2004 and 2005 year-to-date acquisition activity.

INTEREST EXPENSE. Interest expense (net of interest income) increased negligibly in the three-month period ended September 30, 2005 primarily due to increased borrowings to fund acquisitions as well as a higher average interest rate on outstanding borrowings under our revolving credit facility partially offset by interest capitalized in relation to ongoing construction projects.

INCOME TAX EXPENSE. The effective income tax rate increased to 41.0% in the three-month period ended September 30, 2005 from a rate of 36.1% in the same period in 2004 due primarily to an increase in our estimated deferred income tax liabilities.

DISCONTINUED OPERATIONS. There was no impact of discontinued operations reflected in the three-month period ended September 30, 2005. The three-month period ended September 30, 2004 had minimal impact.

NET INCOME. Net income decreased $0.4 million, or 10.7%, to $3.0 million in the three-month period ended September 30, 2005. This decrease was primarily due to selling, general and administrative expense increases, primarily offset by overall higher gross margin.

Nine-Month Period Ended September 30, 2005 vs. Nine-Month Period Ended September 30, 2004

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed consolidated statements of income.

	Nine Months Ended September 30,
	2004	2005
Total revenues	100.0%	100.0%
Service	99.7%	99.8%
Equipment	0.3%	0.2%

Total cost of operations	67.0%	67.8%
Selling, general and administrative	12.8%	13.6%
Depreciation and amortization	10.2%	9.7%
Gain on sale of property and equipment	-0.2%	-0.2%
Impairment of property and equipment and other assets	0.1%	0.1%

Operating income	10.1%	9.0%

Interest expense	3.4%	3.2%
Interest income	0.0%	0.0%
Other income	-0.1%	-0.1%

Income from continuing operations before income taxes	6.8%	5.9%

Income tax expense	2.5%	2.4%

Income from continuing operations	4.3%	3.5%

Discontinued operations:
Income (loss) from discontinued operations (net of income taxes)	0.0%	-0.1%
Gain on sale of operations (net of income taxes)	0.0%	0.2%

Income from discontinued operations	0.0%	0.1%

Net income	4.3%	3.6%

REVENUES. Total revenues increased approximately $14.3 million, or 6.6%, for the nine-month period ended September 30, 2005, compared to the same period in 2004. This increase was due primarily to increases in residential revenue of 13.9%, disposal and transfer revenue of 13.1%, and commercial revenue of 8.5%.

TOTAL COST OF OPERATIONS. Total cost of operations increased $11.5 million, or 8.0%, for the nine-month period ended September 30, 2005, compared to the same period in 2004. The following table provides the components of the costs of operations as a percentage of revenues for the nine-month period ended September 30, 2005, compared with the same period in 2004:

	2004	2005	change
Labor and related benefits	16.7%	16.2%	-0.5%
Transfer and disposal	28.7%	28.8%	0.1%
Fuel	3.8%	4.9%	1.1%
Repairs and maintenance - fleet	8.5%	8.7%	0.2%
Workers comp and casualty insurance	5.5%	5.3%	-0.2%
Other	3.8%	3.9%	0.1%

Total cost of operations	67.0%	67.8%	0.8%

While we experienced productivity improvements, the higher fuel costs resulted in overall higher operational costs as a percentage of revenue for the nine-month period ended September 30, 2005.

Fuel spending was up 39% from the same period in 2004 as the average price per gallon of fuel increased 35% over the prior year rate, somewhat mitigated by the $1.90 per gallon hedge on approximately 80% of our first quarter 2005 fuel requirements. There were no fuel contracts in effect during the second or third quarters of 2005.

SELLING GENERAL AND ADMINISTRATIVE (“SG&A”). SG&A increased approximately $3.6 million, or 12.9%, for the nine-month period ended September 30, 2005, compared with the same period in 2004.

The following table summarizes certain components of selling, general and administrative expense as a percentage of revenue for the nine-month periods ended September 30, 2004 and 2005:

	2004	2005	Change
Labor and related benefits	7.2%	7.2%	0.0%
Provision for doubtful accounts	0.6%	0.6%	0.0%
Professional fees	0.8%	2.0%	1.2%
Rent- site & building	0.6%	0.5%	-0.1%
Other	3.6%	3.3%	-0.3%

Total SG&A	12.8%	13.6%	0.8%

The increase in professional fees is primarily attributable to our implementation of the provisions of Section 404 of the Sarbanes-Oxley Act. Audit, legal, and other professional fees also increased for the nine-month period ended September 30, 2005, compared with the same period in 2004, driven in part by our business acquisition and disposition activity.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.4 million, or 1.8%, to $22.2 million in the nine-month period ended September 30, 2005 from $21.9 million in the same period in 2004. Depreciation and amortization, as a percentage of revenues, decreased to 9.7% in the nine-month period ended September 30, 2005 from 10.0% in the same period in 2004. Of this decrease, $0.6 million was related to decreased closure/post-closure amortization costs due primarily to expansion permits obtained for our Sampson facility, previously deemed at airspace capacity, partially offset by higher other intangible asset amortization in 2005.

INTEREST EXPENSE. Interest expense (net of interest income) increased slightly in the nine-month period ended September 30, 2005 due to additional debt borrowings to fund acquisitions as well as a higher average interest rate on outstanding borrowings under our revolving credit facility, partially offset by interest capitalized in relation to ongoing construction projects.

INCOME TAX EXPENSE. The effective income tax rate increased to 40.0% in the nine-month period ended September 30, 2005 from a rate of 36.4% in the same period in 2004 due primarily to an increase in our estimated deferred income tax liabilities.

DISCONTINUED OPERATIONS. Net income from discontinued operations improved in 2005 due to the inclusion of the gain on sale of the operations, partially offset by poorer performing operations in 2005 when compared to 2004. A portion of the operations discontinued in 2005 was not in operation in 2004.

NET INCOME. Net income decreased $1.1 million, or 11.4%, to $8.2 million in the nine-month period ended September 30, 2005. The net income decrease was attributable primarily to selling, general, and administrative costs outpacing overall gross margin increases.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at September 30, 2005 was negative $9.9 million compared to negative working capital of $6.9 million at December 31, 2004. The negative amounts were primarily the result of using cash generated from operations for capital expenditures and acquisitions, both long-term assets. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facilities and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2005.

We have a revolving credit agreement with a syndicate of lending institutions for which Bank of America acts as agent. This credit facility provides up to $200.0 million through February 2007. Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential shares in the collateral pledged under the revolver. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The revolver bears interest at a rate per annum equal to, at our option, either a Bank of America base rate or at the Eurodollar rate (LIBOR) plus, in each case, a percentage rate that fluctuates, based on our leverage ratio, from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for LIBOR rate borrowings. The revolver requires us to maintain financial covenants and satisfy other requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. We were in compliance with these financial covenants as of December 31, 2004 and September 30, 2005. As of September 30, 2005, an aggregate of approximately $100 million was outstanding under the revolver, with an average interest rate on outstanding borrowings of approximately 5.8%. Availability under this facility was approximately $42.3 million as of September 30, 2005.

Prior to 2000, we had fully drawn upon our three $25.0 million term facilities with Prudential. Principal repayments are due annually on each of the $25.0 million term facilities. The Prudential facilities require us to maintain financial covenants, such as minimum net worth, net income, and limit our capital expenditures and indebtedness. We were in compliance with these financial covenants as of December 31, 2004 and September 30, 2005. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.53%, 7.21% and 7.09%, respectively.

On September 10, 2003, we entered into a $9.5 million income tax exempt variable rate bond with Sampson County, North Carolina for the funding of expansion at our landfill in that county. This issue was in addition to our existing $30.9 million Sampson facility. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. as a participating lender under our Bank of America syndication. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 4.8% at September 30, 2005.

At September 30, 2005, we had the following contractual obligations and commercial commitments (in thousands):

	PAYMENTS DUE BY PERIOD
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1) (2)	$209,723	$20,159	$121,600	$8,077	$59,887
Expected landfill liabilities (3)	6,792	3,449	3,343	—	—
Disposal agreements	335	335	—	—	—
Capital expenditures	7,645	7,645	—	—	—
Capital leases	649	600	49	—	—
Operating leases	10,886	2,253	3,162	1,627	3,844

Total contractual cash obligations	$236,030	$34,441	$128,154	$9,704	$63,731

(1)	Includes amounts outstanding as of September 30, 2005 of $100 million under our revolver, $28.6 million under the Prudential term facilities, and $40.4 million under the Sampson bond facilities. Our revolver allows us to borrow up to $200 million provided we are in compliance with the facility’s loan covenants. Includes projected interest assuming the various debt facilities are held to maturity at current rates.
(2)	As disclosed in Note 8 of our unaudited condensed consolidated financial statements, we have entered into various interest rate swaps which fixed the interest rate for a portion of our debt through 2007. Additionally, we have entered into commodity swap contracts to hedge our recycling revenue received for old corrugated cardboard. The commodity swap contracts have a term of three years. As of September 30, 2005, the fair value of the interest rate swap agreements recorded on our condensed consolidated balance sheets was an asset of approximately $1.0 million. The fair values of the commodity swap contracts are recorded on our condensed consolidated balance sheets as an asset of approximately $0.4 million as of September 30, 2005. The above table does not include any obligations for these interest rate swaps.
(3)	Landfill liabilities are based on current costs and include capping, closure, post-closure and environmental remediation costs. These costs represent the expected landfill liabilities we will incur for final capping, closure and post-closure for the airspace consumed to date. We will recognize additional liabilities for these costs as airspace is consumed in each landfill.

We use financial surety bonds for a variety of corporate guarantees. The two largest uses of financial surety bonds are for municipal contract performance guarantees and landfill closure and post-closure financial assurance required under applicable environmental regulations. Environmental regulations require demonstrated financial assurance to meet closure and post-closure requirements for landfills. In addition to surety bonds, these requirements may also be met through alternative financial assurance instruments, including insurance and letters of credit.

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Standby letters of credit	$15,845	$15,845	$—	$—	$—
Financial surety bonds	30,638	30,513	125	—	—

Total commercial commitments	$46,483	$46,358	$125	$—	$—

Net cash provided by operating activities increased $2.5 million to $32.7 million for the nine-month period ended September 30, 2005, compared to net cash provided by operating activities for the nine-month period ended September 30, 2004. The increase primarily was due to the increase in deferred income tax liabilities.

Net cash used in investing activities increased $26.1 million to $46.7 million for the nine-month period ended September 30, 2005, compared to $20.6 million for the same period in 2004. The increase in cash used was primarily related to increased acquisitions of businesses of $27.7 million and $6.9 million higher capital expenditures than those occurring in the nine months ended September 30, 2004, partially offset by proceeds from business dispositions.

For the nine-month period ended September 30, 2005, capital expenditures were $27.4 million. We currently expect capital expenditures for 2005 to be approximately $38.0 million to $39.0 million, compared to $32.2 million in 2004. In 2005, $14.0 million of the expected capital expenditures are earmarked for landfill site and cell construction. We have funded and expect to fund our remaining 2005 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal businesses, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

For the nine-month period ended September 30, 2005, net cash provided by financing activities was $11.8 million compared to net cash used of $9.9 million for the same period in 2004. This increase was primarily due to increased net borrowings on debt, primarily used to fund acquisitions, in addition to cash proceeds from exercise of stock options, partially offset by increased dividend distributions.

At September 30, 2005, we had approximately $169.5 million of total borrowings outstanding (including capital lease obligations) and approximately $46.5 million in letters of credit including performance and surety bonds. The ratio of our total debt (including capital lease obligations) to total capitalization was 57.2% at December 31, 2004 and September 30, 2005, respectively.

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

Additionally, the Board agreed to consider payment of quarterly dividends at the same rate of the semi-annual dividend as the Board reviews our financial position, including our operating profit model, balance sheet and access to growth capital.

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

In March 2005, the FASB issued FASB Interpretation No. 47, or FIN 47, Accounting for Conditional Asset Retirement Obligations, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. FIN 47 clarifies the term “conditional asset retirement obligation” as used in FASB No. 143 and clarifies when an entity would have sufficient information to reasonably estimate the fair value of the asset retirement obligation. FIN 47 becomes effective for our company no later than the end of the year ending December 31, 2005. We intend to adopt FIN 47 in the fourth quarter of 2005 and do not believe it will have a material impact on our financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments, or “SFAS 123R”. SFAS 123R requires all entities to recognize compensation expense in their statements of income for all share-based payments (e.g., stock options and restricted stock) granted to employees based upon the fair value of the award on the grant date. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer permitted.

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

Our results of operations are impacted by fluctuations in commodity pricing. To reduce our risk to market fluctuations, we enter into commodity swap contracts to hedge our recycling revenue received for old corrugated cardboard, or OCC, and have designated the qualifying instruments as cash flow hedges. The notional amounts hedged under these agreements represent approximately 33% of our current OCC volume.

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

We have taken the following actions, including the analysis and policies and procedures noted, which are improvements to our disclosure controls and internal control over financial reporting, to address and correct these conditions:

•	developed a tax basis balance sheet through the assistance of independent contractors;

•	engaged an independent contractor to assist in preparation our income tax provisions;

•	implemented more stringent policies and procedures for approval of and accounting for lease arrangements, including utilization of a checklist to determine if operating leases meet the criteria for capitalization;

•	devoted more resources to performing detailed analysis of major customer accounts receivable balances and activity; and

•	hired additional accounting staff to allow for more timely detailed analyses of key accounts and procedures.

As of the end of the 90-day period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

We are in the process of implementing the provisions of Section 404 of the Sarbanes-Oxley Act. In performing our assessment of the effectiveness of the design and operation of our disclosure controls and procedures, we were made aware of numerous design deficiencies that we have taken steps to remediate. We do not believe that these design deficiencies are material individually or in the aggregate, and deal primarily with documentary evidence of review. We have begun testing of the operating effectiveness of these remediated control procedures and, at this point, have not determined that any significant deficiencies exist.

From time to time, we make changes to our internal controls over financial reporting that are intended to enhance their effectiveness and which do not have a material effect on our overall internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.

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

TransWaste Services, LLC, f/k/a TransWaste Services, Inc. v. Maple Hill Landfill, Inc., U.S. District Court for the Middle District of Georgia, Albany Division, Civil Action No. 1:04-CV-126-4 (WLS)

In September 1998, our subsidiary TransWaste Services, LLC entered into an agreement with Maple Hill Landfill, Inc. (“Maple Hill”) that provides that, upon the satisfaction of certain conditions, Maple Hill has the option to sell a landfill near Albany, Georgia to TransWaste for $8.0 million or to accept waste from TransWaste at a per ton rate that is favorable to TransWaste for up to ten years. As of August 2004, none of the conditions had been satisfied, and TransWaste sued Maple Hill seeking a judicial declaration that the agreement is unenforceable for, among other reasons, failure to satisfy these conditions within a reasonable amount of time. Maple Hill has indicated that, if and when it satisfies the conditions to the agreement, it intends to seek both specific performance of the agreement and any damages caused by TransWaste’s renunciation and anticipatory repudiation of the agreement. On July 29, 2005, Maple Hill received a solid waste handling permit from the Georgia Department of Natural Resources for the landfill, which permit is subject to customary conditions. The permit also is subject to increased requirements relating to subsurface exploration and possible subsurface reinforcement prior to construction due to the site’s geographic setting. These requirements may increase the cost of constructing the landfill and/or necessitate changes in the design of the landfill. TransWaste believes that the issuance of this permit does not change its legal position that the conditions were not satisfied within a reasonable amount of time, especially when considering the conditions attached to the permit regarding subsurface exploration and possible reinforcement. TransWaste intends to vigorously pursue its claims and defend against any potential counterclaims by Maple Hill. If TransWaste is not successful on this matter, TransWaste could be obligated to purchase the landfill and/or could be liable for damages. Both parties have agreed to postpone litigation through December 3, 2005 while exploring settlement alternatives.

One of the owners of Maple Hill is a former director and officer of Waste Industries USA, Inc. See Note 10, Related Party Transactions, in our Notes to unaudited condensed consolidated financial statements.

U.S. Department of Justice: Unites States of America v. Waste Industries USA, Inc., United States District Court for the Eastern District of Virginia – Norfolk Division, Civil Action No. 2:05-CV-468

During 2004, we received from the U. S. Department of Justice (“DOJ”) document and other information requests relating to our purchase and sale in August 2003 of non-hazardous solid waste service operations to and from Allied Waste Industries, Inc. in Charlotte, North Carolina; Sumter, South Carolina; Mobile, Alabama; Biloxi, Mississippi; Norfolk, Virginia; and Clarksville, Tennessee. These requests included a Civil Investigative Demand seeking to determine whether our acquisition from Allied of front-end commercial hauling routes in the south of the James River, or Tidewater, portion of the Norfolk, Virginia market has had the effect of lessening competition in that market. We voluntarily responded to the document and information requests from the DOJ and have cooperated with the DOJ in its investigation. We do not believe that the transactions or its subsequent operations have had any effect of lessening competition in the Tidewater market, and believe that, in fact, competition in the area is more robust than ever. On August 8, 2005, the DOJ filed suit against us as a customary precursor to a proposed settlement between the DOJ and us that was announced by the DOJ on the same day. The settlement, which has been approved by the court, requires us to sell certain small container commercial waste hauling assets, to modify certain customer contracts and to refrain from certain contracting practices in the Tidewater market. We do not believe that the settlement will have a materially adverse effect on our overall financial condition or results of operations. We are negotiating a sale of the assets, subject to approval by the DOJ.

TransWaste Services, Inc. v. Solid Waste Management Authority of Crisp County, Georgia, Defendant, and Central Bank & Trust, Garnishee, Superior Court of Crisp County, State of Georgia, Case No. 99-V-419

Our subsidiary TransWaste Services, LLC (“TransWaste”) provides waste collection, hauling and disposal services for the Solid Waste Management Authority of Crisp County, Georgia (“the Authority”) pursuant to three 25-year collection, transportation and service agreements with the Authority dated December 20, 1996. Pursuant to these agreements, TransWaste is the exclusive provider of waste collection and transfer services to the Authority, which consists of approximately 30 municipal members or participants.

At its inception, the Authority issued bonds in the original face amount of approximately $69.5 million to construct and operate a waste facility. Financial Security Assurance, Inc. (“FSA”) is the insurer for those bonds, is a creditor of the Authority and has been providing debt service on the bonds. In that capacity, FSA appears to be directing the operations of the Authority.

TransWaste filed a lawsuit against the Authority in September 1999 for amounts due and owing for services rendered and obtained a judgment on one of its claims in the principal amount of approximately $1.0 million plus interest, although TransWaste has yet to collect on this judgment and has established an allowance against the possibility of non-payment. The Authority filed counterclaims against TransWaste seeking to recover approximately $2.0 million allegedly due from TransWaste on the theory that TransWaste had breached a “break-even guarantee” from the period of July 1 through December 31, 1998. TransWaste’s remaining claim and the Authority’s counterclaims have not been litigated and remain pending on a presently inactive trial calendar in the Superior Court of Crisp County, Georgia (Case No. 99-V-419).

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

In June 2004, the Authority received a judgment in the amount of approximately $740,000, plus interest and legal fees and expenses, for amounts due from a participant for services rendered by TransWaste on behalf of the Authority. The participant has appealed the decision and as such TransWaste has established an allowance against the possibility of non-payment.

The City of Chesapeake, et al v. Camden County, et al, Superior Court of Camden County, Docket No. 05 CVS 95

In November 2002, Camden County entered into a Franchise Agreement with our subsidiary, Black Bear Disposal, LLC (“Black Bear”). The Franchise Agreement gives Black Bear the exclusive right to build and operate a municipal solid waste landfill within Camden County, for a term of 30 years. In reliance on the Franchise Agreement, Black Bear purchased the site for the proposed landfill, had site suitability studies performed by licensed engineers, and applied to the North Carolina Department of Environment and Natural Resources (“DENR”) for a site suitability determination. On November 3, 2005, the City of Chesapeake, Virginia, 13 individuals alleging to own property in the area of the proposed landfill, a limited partnership alleging to own property in the area of the proposed landfill, and the Camden Citizens Action League, Inc., filed suit in Camden County Superior Court naming Camden County, its Board of Commissioners, the five County Commissioners (both individually and as Commissioners), the County Manager (both individually and as County Manager), and Black Bear as defendants. In their Complaint, the plaintiffs seek a declaratory judgment that the Franchise Agreement and underlying Franchise Ordinance, Camden County Ordinance No. 2002-10-01, are unenforceable, and ask the Court to grant temporary and permanent injunctive relief against enforcement of the Franchise Agreement and Ordinance. The plaintiffs make a number of allegations, including, but not limited to: that Black Bear and the County failed to comply with certain conditions to the Franchise Agreement, that the County failed to give the required 30 days’ notice prior to the County’s approval of the proposed landfill, that the defendants did not secure the required local-government approval allegedly required from the City of Chesapeake, that the term of the franchise exceeds the 30-year limit imposed by statute, that the defendants failed to properly provide for the County’s ability to regulate the fees charged at the landfill and to be indemnified against the costs associated with the proposed landfill, and that Black Bear did not accurately describe the area and population to be served by the proposed landfill. We believe that the County and its representatives acted properly in all respects in adopting the Ordinance, and that all defendants acted properly in entering into the Franchise Agreement. We intend to vigorously defend this matter and pursue any potential counterclaims against the plaintiffs. If the plaintiffs succeed in this matter, Black Bear could be required to re-negotiate the Franchise Agreement, which the County would not be obligated to do, and/or re-submit its request for a site suitability determination to DENR.

Pursuant to the Franchise Agreement, Black Bear has agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the Franchise Agreement. As a result, Black Bear is liable for the expenses of and any damages or other awards ultimately determined against those defendants.

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

Dated: November 14, 2005	Waste Industries USA, Inc.
(Registrant)

	By:	/s/ Jim W. Perry
Jim W. Perry
President and Chief Executive Officer

Dated: November 14, 2005	Waste Industries USA, Inc.
(Registrant)

	By:	/s/ D. Stephen Grissom
D. Stephen Grissom
Chief Financial Officer