Form 10-K
period 2005-12-31
WASTE INDUSTRIES USA INC
filed 2006-03-17
CIK 1125845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-31050

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

Common Stock (no par value per share)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☒    Non accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on June 30, 2005, on the NASDAQ National Market System was approximately $86,106,223 as of such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of March 14, 2006, the registrant had outstanding 13,784,919 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

NOTE RELATING TO FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. These statements and other statements made elsewhere by us or our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “may,” “believe,” “could,” “should,” “would,” “anticipates,” “plans” or similar expressions, are based on a number of assumptions. Actual events or results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in our other SEC filings and including, in particular: fuel prices, the development and operation of landfills, general economic conditions, our ability to manage growth, the availability and integration of acquisition targets, regulatory permitting processes, impairment of goodwill, competition, geographic concentration, weather conditions, and government regulation. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Waste Industries USA, Inc. is a regional, vertically integrated solid waste services company. We provide solid waste collection, transfer, disposal and recycling services to commercial, industrial and residential customer locations in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, Georgia and Florida. Our principal operations as of December 31, 2005 consisted of 34 collection operations, 28 transfer stations, approximately 60 county convenience drop-off centers, 12 recycling facilities and 10 landfills, serving more than 700,000 municipal, residential, commercial and industrial service locations.

The Chairman of the Board of Directors who founded our company in 1970 and our Chief Executive Officer are recognized for their leadership roles throughout the solid waste management industry and trade organizations. Our management team collectively has over 203 years of experience in the solid waste industry and over 135 years with our company.

Industry Overview

In the last 15 years, the solid waste collection and disposal industry has undergone a period of significant consolidation and integration. We believe that this consolidation and integration has been caused primarily by:

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

The increasingly stringent industry regulations, such as the Subtitle D regulations of the Environmental Protection Agency, or EPA, have resulted in rising operating and capital costs and have caused the consolidation and acquisition activities in the solid waste collection and disposal industry in the last 15 years. Many of the smaller industry participants have found these costs difficult to bear and have decided to either close their operations or sell them to larger operators. In addition, Subtitle D requires more stringent engineering of solid waste landfills including liners, leachate collection and monitoring and gas collection and monitoring. These ongoing costs are coupled with increased financial reserves from solid waste landfill operators for closure and post-closure monitoring. As a result, we believe, based on our market research, the number of solid waste landfills is declining while the size of solid waste landfills is increasing.

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

Internal Growth

In order to continue to achieve internal growth, we will focus on increasing sales penetration in current and adjacent market areas, marketing upgrades or additional services (such as on-site solid waste compaction) to existing customers and implementing selective price increases. We strive to be the first or second largest provider, in terms of market share, of waste services in the majority of the markets in which we operate. Current levels of population growth and economic development in the Southeastern U.S. and our strong market presence should provide an opportunity for us to increase revenues and market share in our region. As customers are added in existing markets, our density is improved, which should increase our collection efficiencies and profitability. At December 31, 2005, we had an approximately 50-person sales force dedicated to maintaining and increasing our sales to new and existing commercial, industrial, municipal and residential customers.

An important part of our internal growth strategy is to operate transfer stations strategically located throughout our geographic area to improve our consolidation of collected solid waste and permit us to deliver the collected solid waste to landfills where we have negotiated favorable volume rates with landfill operators or to dispose of it at sites we own. At December 31, 2005, we operated 28 transfer stations, 11 of which we own. By operating transfer stations, we engage in direct communication with municipalities that own the transfer stations regarding waste disposal services, better positioning us to gain additional business in our markets in the event any of these municipalities privatize their solid waste operations. To the extent we are unable to operate existing transfer stations owned by municipalities, we would consider constructing our own transfer station.

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

Acquisition Program

From 1990 through December 31, 2005, we acquired, either by merger or asset purchase, 98 solid waste collection or disposal operations, with 14 being acquired in 2005, nine being acquired in 2004 and six being acquired in 2003. We have developed a set of financial, geographic and management criteria designed to assist management in the evaluation of acquisition candidates engaged in solid waste collection and disposal. These criteria evaluate a variety of factors, including, but not limited to:

•	historical and projected financial performance;

•	internal rate of return, return on assets and return on revenue;

•	experience and reputation of the candidate’s management and customer service reputation and relationships with the local communities;

•	composition and size of the candidate’s customer base;

•	whether the geographic location of the candidate will enhance or expand our market area or ability to attract other acquisition candidates;

•	whether the acquisition will augment or increase our market share or help protect our existing customer base;

•	any synergies anticipated to be gained by combining the acquisition candidate with our existing operations; and

•	actual and contingent liabilities of the candidate.

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

2005 Acquisitions

Company	Principal Business	Location	Market Area	Cash Paid in 2005	Effective Date
Collection Operations from Waste Management, Inc.	Commercial Collection	Williamston, NC and Weldon, NC	Eastern NC	$12.9 million	April 2005
Collection Operations from Waste Management, Inc.	Residential Collection	Cedartown, GA	Atlanta, GA Metro	$8.2 million	June 2005
Collection Operations from Mark Dunning Industries	Commercial Collection	Clarksville, TN	Nashville, TN	$3.4 million	July 2005
Other miscellaneous	Various	Various	Atlanta, GA Metro	$5.6 million	Various
			Other	$1.8 million	Various

			Total	$31.9 million

In April 2005, we acquired two hauling operations and two transfer stations from a subsidiary of Waste Management, Inc. in eastern North Carolina for approximately $12.9 million in cash. In July 2005, we acquired a multi-service collection operation and facility from Mark Dunning Industries in the Nashville, Tennessee region for approximately $3.4 million in cash. Additionally, we made a number of smaller acquisitions in the 12-month period ended December 31, 2005 for an aggregate of $7.4 million in cash, $5.6 million of which related to increasing its presence in the Atlanta, Georgia market. These acquisitions were funded primarily with cash provided by operating activities and borrowings under our revolving credit facility (See Note 5- Long-Term Debt).

In June 2005, we acquired from a subsidiary of Waste Management, Inc. a hauling operation and certain customer accounts in the Atlanta, Georgia region for approximately $8.2 million in cash. This acquisition was funded primarily with proceeds received from the simultaneous sale of a portion of our operations to the same party.

The results of these operations have been included in the condensed consolidated financial statements since the acquisition date and are consistent with our strategy to improve internalization of waste into existing landfills and expand our presence in certain markets.

In accordance with Statement of Accounting Standards, or SFAS, No. 141, Business Combinations, the purchase price of each acquisition has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. These purchase price allocations are preliminary estimates, based on available information and certain assumptions that management believes are reasonable. Accordingly, these purchase price allocations are subject to finalization. In determining the purchase price allocation, we considered, among other factors, our intention to use the acquired assets, historical demand and estimates of future demand for our services.

Business Dispositions

In June and December of 2005, we sold operations in the Atlanta, Georgia market that did not fit our acquisition strategy for a total of approximately $8.0 million, resulting in net gains of approximately $0.2 million, net of income taxes.

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

Through the utilization of our systems and controls, we will continue to manage our landfill disposal costs and to negotiate long-term disposal contracts with Subtitle D landfill operators. In addition, we have developed an extensive network of transfer stations that we use to consolidate waste streams to gain greater leverage in negotiating landfill disposal fees. As of December 31, 2005, 39.3% of our waste volume was directed through transfer stations owned or operated by us.

Contracts Program

We currently have 244 municipal contracts that represent approximately $92.0 million of revenue on an annualized basis. In most cases, only larger disposal services companies such as us are financially acceptable to a municipality. Historically, in the Southeastern U.S., city and county governments have provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to privatize or contract out their collection and disposal services to the private sector. Typically, these contracts are competitively bid and have initial terms of one to five years. In bidding for large contracts, our management team draws on its experience in the waste industry and its knowledge of local service areas in existing and target markets. We engage in extensive due diligence using our advanced management information systems and productivity and cost modeling analyses to respond to requests for proposals to provide services. Our regional managers are responsible for managing the relationships with local governmental officials within their respective service area and sales representatives may be assigned specific municipalities for coverage. We may be required to bid for renewal of a contract previously awarded to us, or in certain cases to renegotiate the contract as a result of changed market conditions. While longer-term contracts can provide more consistent cash flow, increases in the cost of fuel and other operating costs during the contract’s term could reduce the contract’s profitability. To minimize this risk, we generally include price increases in our longer-term contracts. However, our ability to pass on price increases is sometimes limited by the terms of our contracts. Long-term solid waste collection contracts typically contain a formula, generally based on a predetermined published price index such as the Consumer Price Index, for automatic adjustment of fees, generally, on an annual basis, to cover increases in some, but not all, operating costs. These fee increases are recognized as revenue when earned (as the service is provided). During 2005, we retained approximately 84% of our municipal contracts that were up for bid or renewal. No single customer of ours accounted for more than 4% of our revenues in 2003, 2004, or 2005. We do not believe that the loss of any single customer would have a material adverse effect on our results of operations.

A major customer, Solid Waste Management Authority of Crisp County, accounted for approximately 4% and 5% of our net accounts receivable balance as of December 31, 2004 and 2005, respectively. We became aware of circumstances that raised substantial doubt as to the collectibility of accounts receivable from this customer. As a result, in the fourth quarter of 2004, we increased our allowance related to these receivables by $2.5 million, to $4.1 million, and wrote off approximately $3.1 million, leaving a reserve of approximately $1.0 million for the Authority. The allowance for the Authority was approximately $1.2 million as of December 31, 2005. Please refer to Note 13 to our consolidated financial statements for further discussion of the Authority.

Services

Commercial, Industrial and Residential Waste Services

We provide commercial and industrial collection and disposal services under one-year to five-year service agreements, typically. Fees are determined by such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, the type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in our markets for similar service. Collection of larger volumes associated with commercial and industrial waste streams generally helps improve our operating efficiencies and, through consolidation of these volumes, we generally can negotiate more favorable disposal prices. Our commercial and industrial customers utilize portable containers for storage thereby enabling us to service many customers with fewer collection vehicles. Commercial and industrial collection vehicles normally require one operator. We provide two to eight cubic yard containers to commercial customers and 10 to 42 cubic yard containers to industrial customers. As a part of the services we provide under our waste services contract, we install, for an additional fee, stationary compactors that compact waste prior to collection on the premises of a substantial number of large volume customers. We do not believe that any single commercial or industrial contract is individually material to our results of operations.

Our residential solid waste collection and disposal services are performed either on a subscription basis with individual households, or under contracts with municipalities, homeowners associations, apartment owners or mobile home park operators. Municipal contracts grant us the right to service all or a portion of the residences in a specified community or to provide a central repository for residential waste drop-off. Municipal contracts in our market areas are typically awarded on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Residential contract fees are based primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in its markets for similar service. Municipal collection fees are paid either by the municipalities from tax revenues or through direct service charges to the residents receiving the service. We had approximately 244 municipal contracts in place as of December 31, 2005. We do not believe that any single municipal or other residential contract is individually material to our results of operations.

At December 31, 2005, we operated 10 solid waste landfills in Florida, Georgia, Mississippi, North Carolina and Tennessee. Our landfill facilities are designed and operated to meet federal, state and local regulations in all material respects and we believe each of our landfill sites are in compliance with current applicable state and federal Subtitle D regulations in all material respects. None of our landfills are permitted to accept hazardous waste.

Transfer Station Services

The 28 transfer stations we operated at December 31, 2005 receive, compact and transfer solid waste to larger vehicles for transport to landfills. We believe that transfer stations benefit us by:

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

At December 31, 2005, we owned 11 of the transfer stations we operate, and operate the remaining 17 transfer stations pursuant to operating agreements. We generally receive a fixed monthly operating fee for our services under these agreements, together with a variable fee based upon the number of hauls made by us from the station. At December 31, 2005, approximately 44.0% of waste directed to the transfer stations we operated was delivered by third parties, who pay us a fee based on the tonnage delivered. Control of these third-party waste streams coupled with our waste stream adds to our bargaining power in our negotiations for favorable solid waste disposal rates with landfill operators.

In 2005, we outsourced the majority of our transportation services related to transfer station operations. We believe outsourcing these operations will reduce capital expenditures, improve maintenance capacity for other core services, reduce ownership costs, such as insurance, fuel, labor and maintenance costs, and improve the aging of our remaining transfer fleet.

Recycling Services

Recycling involves the removal of reusable materials from the waste stream for processing and sale in various applications. Based on our experience in the industry, we believe that recycling will continue to be an important component of local and state solid waste management plans as a result of the public’s increasing environmental awareness and expanding regulations mandating or encouraging waste recycling. We offer commercial, industrial and residential customers recycling for office paper, cardboard, newspaper, aluminum and steel cans, plastic, glass, pallets and yard waste. At December 31, 2005, we operated approximately 60 convenience sites where residents can dispose of recyclables. For the year ended December 31, 2005, less than 2.0% of our revenues represented recycling services. We do not believe that our recycling services revenue is material, nor do we currently expect this revenue stream to be material to our results from operations, cash flows or capital expenditures in the foreseeable future.

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

Convenience Sites and Other Specialized Services

In 1982, we developed the concept of a convenience site in response to increasing volumes of waste dumped randomly in rural areas. Each site typically consists of a ramp for easy disposal access, a trash compactor and trash and recycling containers. Most sites have posted operating hours during which our personnel assist residents with the deposit of waste and recyclables while monitoring the types of waste deposited at the sites. Because these convenience sites reduce the amount of trash dumped along roads and in recreational areas, we believe that county and local governments will contract for these sites to be strategically located. At December 31, 2005, we operated approximately 60 convenience sites located in nine counties in our market area.

In addition, we have increased our efforts to win additional contracts to manage comprehensive disposal services for large corporations and municipalities. For example, after thorough review and evaluation, we may provide a lump sum quote for handling all the waste in a company’s facility. This would include separating at the source various wastes into commodities for resale and non-recyclables for disposal. The process of sorting at the source, processing through a compaction system and scheduling waste and recyclable removals only when the containers are full reduces our cost and increases our operating efficiency. Furthermore, confidential documents can be controlled throughout the process and destroyed to the customer’s satisfaction.

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

We deliver our waste services from branch locations in contiguous service areas, which permits our branch facilities to provide back-up services and support to one another. Each manager of a branch facility has some decision-making authority for the local market area, primarily with pricing, although monitored by corporate management to ensure that company-wide goals are attained. Each designated division is managed by a division manager and a division controller, who is typically located at one of our branch facilities.

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

Support Services

Our Support Services Teams provide our branch operations with significant assistance in maintaining existing customers, winning new customers and integrating newly acquired operations. These services consist of:

Risk Management Services:

•	Claims Management

•	Safety Policy and Procedures Manual

•	Safety Training Programs

•	Facility Inspection

•	Accident Investigation

•	Safety Award Programs

•	Site Specific Safety Awareness Programs

•	Heads up the Corporate Safety Committee

•	Emergency Task Force for Natural Disaster Response

Productivity Improvement Services:

•	Route Optimization Tools

•	Global Information System Routing Tools

•	Route Planning Protocol that maximize truck utilization

Centralized Purchasing and Asset Control for:

•	Collection and Support Vehicles

•	Containers

•	Licensing

Centralized Purchasing Negotiations for:

•	Tires

•	Lubricants

•	High Volume Parts and Supplies

•	Office and Shop Supplies

Acquisition Due Diligence and Integration Support:

•	Data Management and Customer Account Data Integration

•	Maintenance and Corporate Identity Program Implementation

•	Route Integration

•	Employee Benefits and Related Human Resource Services

•	Customer Account Profitability Analysis

Centralized Maintenance Support in order to:

•	Standardize vehicle and heavy equipment maintenance procedure

•	Establish standards for truck and heavy equipment rebuilds

•	Provide guidance and approval for truck and heavy equipment rebuilds

•	Manage our compactor rebuild facility

•	Head up the Corporate Maintenance Council that establishes and rolls out “Best Maintenance Practices”.

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

Landfill capping, closure and post-closure costs include estimated costs to be incurred for final closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. We estimate these future cost requirements based on our interpretation of the technical standards of the Environmental Protection Agency’s Subtitle D Regulations. While the precise amounts of these future obligations cannot be determined, at December 31, 2005, we estimate total landfill closure and post-closure costs of approximately $6.8 million for the airspace consumed to date. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. We had accrued approximately $5.3 million for such projected costs as of December 31, 2004 and subsequently paid approximately $0.7 million in 2005. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations.

Marketing and Sales

We market our services locally through our regional and branch managers and approximately 50 direct sales representatives who focus on commercial, industrial and residential customers. In addition to traditional methods of obtaining customers through cold calls, referrals, yellow page and other local market print advertising and overall market reputation, we focus on new account sales through an integrated prospect data base system which targets new account development. Some branch locations have dedicated sales representatives that market residential services. We engage in direct mail campaigns and door-to-door marketing and work with real estate agents and developers to sell services to new developments. Additionally, we attend and make presentations at municipal and state conferences and advertise in governmental associations’ membership publications.

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

No single customer of ours accounted for more than 4.0% of our revenues in 2003, 2004, or 2005. We do not believe that the loss of any single customer would have a material adverse effect on our results of operations.

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

Competitive Bid Contracts

We provide a substantial portion of our residential collection services under municipal contracts and, at December 31, 2005, approximately 29% of our revenues came from municipal contracts. As is generally the case in the industry, municipal contracts are subject to periodic competitive bidding. The balance of our residential services is provided on a subscription basis. At December 31, 2005, we had not lost, nor do we reasonably expect to lose, a contract that would have a material adverse effect on our financial condition or results of operations because the contract either was or is not material. Our inability to compete with larger and better capitalized companies, or to replace a significant number of municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, could have a material adverse effect on our results of operations.

Employees

At December 31, 2005, we employed approximately 1,600 full-time employees. None of our employees are represented by unions and we believe that our employee relations are good. We are highly dependent upon the services of the members of our management team, the loss of any of whom might have an adverse effect on our operations.

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

Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. We have not experienced difficulty in obtaining performance bonds or letters of credit for our current operations. At December 31, 2005, we had provided customers and various regulatory authorities with bonds and letters of credit of approximately $48.3 million to secure our obligations. If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we may be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

Regulation

Introduction

We are subject to extensive and evolving federal, state and local environmental laws and regulations that have been enacted in response to technological advances and increased concern over environmental issues. These regulations not only strictly regulate the conduct of our operations but also are related directly to the demand for many of the services we offer.

The regulations affecting us are administered by the EPA and various other federal, state and local environmental, zoning, health and safety agencies. We believe that we are currently in substantial compliance with applicable federal, state and local laws, permits, orders and regulations, and we do not currently anticipate any material environmental costs although there can be no assurance in this regard. We anticipate there will continue to be increased regulation, legislation and regulatory enforcement actions related to the solid waste services industry. As a result, we attempt to anticipate future regulatory requirements and to plan accordingly to remain in compliance with the regulatory framework.

In order to transport waste, we must have one or more permits from state or local agencies. These permits also must be periodically renewed and are subject to modification and revocation by the issuing agency. None of our permits has ever been revoked. Similarly, we often are required to have a local government franchise, which franchise may expire and be subject to modification or revocation.

In order to develop, own or operate a landfill, a transfer station or other solid waste facilities, we are required to go through several governmental review processes and obtain one or more permits and often zoning or other land use and local government approvals. Obtaining these permits and zoning, land use and local government approvals is difficult, time consuming and expensive. In addition, this process is often opposed by various local elected officials and citizens’ groups. Once obtained, operating permits generally must be periodically renewed and are subject to modification and revocation by the issuing agency.

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

The principal federal, state and local statutes and regulations applicable to our various operations are as follows:

The Resource Conservation and Recovery Act of 1976

The Resource Conservation and Recovery Act of 1976, also known as RCRA, regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and non-hazardous. Wastes are generally classified as hazardous if they either are specifically included on a list of hazardous wastes or exhibit certain hazardous characteristics and are not specifically designated as non-hazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as non-hazardous. Among the wastes that are specifically designated as non-hazardous waste are household waste and “special” waste, including items such as petroleum contaminated soils, asbestos, foundry sand, shredder fluff and most non-hazardous industrial waste products.

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

The Federal Water Pollution Control Act of 1972

The Federal Water Pollution Control Act of 1972, known as the Clean Water Act, establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the U.S. Because we own and operate landfills and transfer stations, we must comply with this Act. For example, if run-off or collected leachate from our transfer stations or from our owned or operated landfills is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and possibly reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA’s storm water regulations issued in November 1990. Such regulations are designed to prevent possibly contaminated landfill storm water runoff from flowing into surface waters. We believe that our facilities are in compliance in all material respects with Clean Water Act requirements, including these state requirements. Various states in which we operate now or might in the future have delegated authority to implement the Clean Water Act permitting requirements, and some of these states have adopted regulations that are more stringent than the federal requirements. Further, under certain circumstances, the Act authorizes the institution of lawsuits by private citizens to enforce the provisions of the Act.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as CERCLA, established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA’s primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site and former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of “hazardous waste” as defined by RCRA, but can also be founded upon the existence of even very small amounts of the more than 700 “hazardous substances” listed by the EPA, many of which can be found in household waste.

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

The Clean Air Act

The Clean Air Act provides for regulation, through state implementation of federal requirements, of the emission of air pollutants from certain landfills based upon the date of the landfill construction and volume per year of emissions of regulated pollutants. Because we own and operate landfills, we must comply with this Act. We believe we are in compliance with this Act. The EPA has adopted new source performance standards regulating air emissions of certain regulated pollutants (methane and non-methane organic compounds) from municipal solid waste landfills. Landfills located in areas with air pollution problems might be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials. Some of the federal statutes described above contain provisions authorizing the institution of lawsuits by private citizens to enforce the provisions of the statutes.

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

State and Local Regulations

Each state in which we now operate or might operate in the future has laws and regulations, as well as common law doctrines, governing the generation, storage, treatment, handling, transportation and disposal of solid waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. Because of our business, we must comply with these laws and regulations. In addition, many states have adopted Superfund statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws and regulations affecting our operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and then put out for bid the right to provide collection services, and bans or other restrictions on the movement of solid wastes into a municipality.

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

In addition, some states and localities may for economic or other reasons restrict the exportation of waste from their jurisdiction or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the U.S. Supreme Court held unconstitutional, and therefore invalid, a local ordinance that sought to impose flow controls on taking waste out of the locality. However, some state and local jurisdictions continue to seek to adopt and enforce such restrictions and, in certain cases, we might elect not to challenge such restrictions based upon various considerations. In addition, the aforementioned proposed federal legislation would allow states and localities to impose certain flow control restrictions.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

As previously mentioned in our Note Relating to Forward- Looking Statements, there are numerous risks and uncertainties associated with our business and the ownership of our stock. We have included below a brief discussion of these risks that are known to us as of the date of this report:

The waste industry is highly competitive and if we fail to compete successfully our financial condition and results of operations may be materially adversely affected.

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

We may not be able to continue our strategy of growth through acquisitions, which could have a material adverse effect on our financial condition and results of operations.

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

Difficulties in any of these areas could hinder our growth and negatively affect our financial condition and results of operations.

Economic Conditions may have an adverse impact on our operating performance and results of operations.

Weaknesses in the overall U.S. economy or Southeast, where we conduct business, could have a negative effect on our operating results, including decreases in revenues and operating cash flows. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover. If economic conditions deteriorate, we will experience pressure on the pricing that we are able to achieve for our services. In addition, worsening economic conditions may lead to further negative effects of customer turnover. There can be no assurance that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results. Additionally, there can be no assurance that an improvement in economic conditions will result in an immediate, if at all, positive improvement in our operating results.

Increases in the cost of fuel for any extended period of time would increase our operating expenses, which could negatively affect our earnings.

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

We are subject to costly environmental regulations and environmental litigation that could negatively affect our financial condition and results of operations.

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

Adverse weather could hamper our operations, which could increase our operating costs and negatively impact our results of operations.

Our collection and landfill operations could be adversely affected by long periods of inclement weather, which interfere with collection and landfill operations, delay the development of landfill capacity and/or reduce the volume of waste generated by our customers. In addition, certain of our operations may be temporarily suspended as a result of particularly harsh weather conditions. Severe weather can negatively affect the costs of collection and disposal. Long periods of inclement weather could have an adverse effect on our results of operations.

Our business is seasonal, which causes our quarterly results to fluctuate.

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

Our significant leverage exposes us to increased expense and operational restrictions which could make it difficult to operate our business.

We have a significant amount of indebtedness. As of December 31, 2005, we had consolidated debt, including capital lease obligations, of approximately $166.7 million. As of December 31, 2005, our availability under our senior credit facility was approximately $44.9 million. Our senior credit facility expires in February 2007 and we are currently pursuing a new agreement with our existing lenders. If we are unable to achieve a new agreement on a timely basis, a substantial portion of our debt will become current.

We are vulnerable to increases in interest rates because the debt under our senior credit facility is at a variable interest rate. Although in the past we have on occasion entered into certain hedging instruments in an effort to manage our interest rate risk, there is no assurance that we will continue to do so, on favorable terms or at all, in the future.

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt and our leases;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt and lease obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness or better access to capital by, for example, limiting our ability to enter into new markets or acquire new or renovate our existing facilities and equipment; and

•	limit our ability to borrow additional funds in the future.

If we are unable to meet our debt and lease obligations, we could be forced to restructure or refinance our obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms or at all. As a result, we could default on those obligations. In addition, our credit facilities contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Any new facility likely will contain similar covenants and restrictions. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which could adversely affect our financial health and could prevent us from fulfilling our obligations.

If we are unable to maintain and obtain required permits for our existing and any future landfills, our business could be harmed and our results of operations negatively affected.

We currently own and/or operate a number of landfills. Our ability to meet financial and operating objectives may depend, in part, on our ability to renew landfill operating permits, acquire, lease and expand landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Operating permits for landfills in states where we operate must generally be renewed every five to ten years. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by citizens, public interest and other groups, and may result in burdensome terms and conditions being imposed on our operations. We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary. Obtaining new landfill sites is important to our expansion into new, non-exclusive markets. If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market. Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short. We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills. Any of these circumstances could adversely affect our results.

We are required to make accounting and tax-related estimates and judgments in preparing our financial statements.

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles, we make several estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The estimates and the assumptions having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for landfills, self-insurance, intangibles, allocation of acquisition purchase price, deferred income taxes, asset impairments, litigation, claims and assessments. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition and results of operations.

Our stock is thinly traded, which can cause volatility in its price.

There currently is a public market for our common stock, but there is no assurance that there will always be such a market. Securities markets worldwide experience significant price and volume fluctuations. Due in part to the high level of insider ownership of our company, our stock is thinly traded, which can affect market volatility. This market volatility could significantly affect the market price of our common stock without regard to our operating performance. In addition, the price of our common stock could be subject to wide fluctuations in response to the following factors, among others:

•	a deviation in our results from the expectations of public market analysts and investors;

•	statements by research analysts about our common stock, our company or our industry;

•	changes in market valuations of companies in our industry and market evaluations of our industry generally;

•	actions taken by our competitors;

•	sales or other issuances of common stock by us, our senior officers or other affiliates; or

•	other general economic, political or market conditions, many of which are beyond our control.

The market price of our common stock will also be impacted by our quarterly operating results which may be expected to fluctuate from quarter to quarter. Factors that may impact our quarterly results include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in “Risk Factors” beginning on page 17 and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 3301 Benson Drive, Raleigh, North Carolina, where we currently lease approximately 30,463 square feet of office space. Our principal property and equipment consists of land (primarily transfer stations, bases for collection operations and landfill sites), buildings, and vehicles and equipment. Our land and buildings are located in North Carolina, South Carolina, Virginia, Tennessee, Georgia, Mississippi and Florida. We also lease real property in the states in which we do business. At December 31, 2005, we operated 34 collection operations, 28 transfer stations, 11 recycling facilities and 10 landfills aggregating approximately 109 million cubic yards of permitted and deemed permitted airspace capacity. All our property and equipment are used in our one industry segment, which includes collection, transfer, recycling, processing and disposal of municipal solid and industrial waste.

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

The City of Chesapeake, et al v. Camden County, et al, Superior Court of Camden County, Docket No. 05 CVS 95

Black Bear Disposal, LLC (“Black Bear”), one of our wholly-owned subsidiaries, entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002. The Franchise Agreement gives Black Bear the exclusive right to build and operate a municipal solid waste landfill in the County, on a tract of approximately 1,000 acres. On November 3, 2005, the City of Chesapeake, Virginia, 13 individuals and a limited partnership alleging to own property in the vicinity of the proposed landfill, and the Camden Citizens Action League, Inc. filed suit in Camden County Superior Court against Camden County, the Board of Commissioners of Camden County, the five Camden County Commissioners and the County Manager in both their official and individual capacities, and Black Bear. In their complaint, the plaintiffs seek a number of judicial determinations, including a declaration that the Franchise Agreement and underlying Franchise Ordinance are void, that certain prerequisites to the approval of the Franchise Ordinance and execution of the Franchise Agreement were not met, and that certain prerequisites to Black Bear’s permit application to the North Carolina Department of Environment and Natural Resources (“DENR”) were not met. The defendants, including Black Bear, filed a Motion to Dismiss, Answer, Affirmative Defenses and Counterclaims on January 19, 2006, moving to dismiss the plaintiffs’ complaint on the basis of the applicable statutes of limitation, the failure to join a necessary party, lack of subject matter and personal jurisdiction, sovereign and governmental immunity, lack of standing, and the failure to exhaust administrative remedies, denying many of the factual allegations of the plaintiffs’ complaint, and raising as affirmative defenses the applicable statutes of limitation, the terms of a November 22, 2004 Nondisclosure Agreement between us and the Southeastern Public Service Authority of Virginia (“SPSA”), in which SPSA, for itself and its members (Chesapeake is a member of SPSA), had agreed not to interfere with or oppose our plans for a landfill in Camden County, and the doctrines of estoppel, waiver, release, sovereign, governmental and legislative immunities, laches, and the failure to exhaust administrative remedies. The defendants’ counterclaims include claims that the plaintiffs have tortiously interfered with Black Bear’s Franchise Agreement, that Chesapeake has breached the Nondisclosure

Agreement, and that Chesapeake has misused Black Bear’s confidential information in violation of the Nondisclosure Agreement and the North Carolina Trade Secrets Protection Act. In the counterclaims, the defendants, including Black Bear, seek the damages suffered as a result of plaintiffs’ tortious interference, and Chesapeake’s breach of the Nondisclosure Agreement and misuse of confidential information, including damages in excess of $3,000,000 per year for any delay in the opening of the proposed landfill. Defendants Black Bear and the County are currently responding to written discovery from Chesapeake. The defendants have asked that their Motion to Dismiss be heard by the Court during the week of April 24, 2006.

We intend to vigorously defend this matter and pursue these and any other potential counterclaims against the plaintiffs. If the plaintiffs succeed in this matter, Black Bear could be required to re-negotiate the Franchise Agreement or re-apply for a franchise with the County and/or re-submit and/or amend its request for a site suitability determination to DENR. If the landfill is not developed, we may not recover our $9.9 million of capitalized costs. We are continuing to develop this landfill.

Pursuant to the Franchise Agreement, Black Bear has agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the Franchise Agreement. As a result, Black Bear is liable for the expenses of, and any damages or other awards ultimately determined against, those defendants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

EXECUTIVE OFFICERS

As of December 31, 2005, our executive officers were as follows:

Name	Age	Position(s)
Jim W. Perry.	61	President, Chief Executive Officer and Director
Harry M. Habets	56	Chief Operating Officer
D. Stephen Grissom	53	Chief Financial Officer, Secretary and Treasurer
Harrell J. Auten	57	Vice President, Sales and Marketing
Lonnie C. Poole, III	44	Vice President, Corporate Development
Michael J. Durham	52	Vice President, Administration and Support Services

JIM W. PERRY joined our company in 1971 and was named Chief Executive Officer in 2002 and has served as President since 1987 and as a director since 1974. Prior to that, Mr. Perry served as Chief Operating Officer from 1987 until 2002. Mr. Perry holds a B.S. in Agricultural and Biological Engineering from North Carolina State University and an M.S. in Systems Management from the University of Southern California. Mr. Perry has received the Distinguished Service Award from the National Solid Waste Management Association, or NSWMA. In addition, Mr. Perry has served in the Carolinas Chapter of NSWMA as Chairman and on the Membership Committee. Mr. Perry was inducted into the Environmental Industry Associations, or EIA, Hall of Fame in 1997. Mr. Perry has more than 35 years experience in the solid waste industry.

HARRY M. HABETS joined our company in 2002 as Vice President and Chief Operating Officer. From 1985 to 1999, Mr. Habets held various management positions with Waste Management, Inc., including Vice President of International Operations and Regional Vice President/Manager for collection, recycling and landfill disposal services in the Southeast. Mr. Habets holds a B.S. in Business Administration from Rochester Institute of Technology. Mr. Habets has 17 years of experience in the solid waste industry.

D. STEPHEN GRISSOM joined our company in 2001 as Chief Financial Officer and Vice President of Finance. Prior to that, Mr. Grissom was Chief Financial Officer for Austin Quality Foods from 1982 to 2000 and has more than 27 years of controllership and CFO experience. He is a Certified Public Accountant and holds a B.A. in Accounting from North Carolina State University.

HARRELL J. AUTEN was named Vice President, Sales and Marketing in 2005. Prior to that, Mr. Auten served as Vice President, South Division of our company since 1998 and served as our South Division Manager since 1993. Prior to that, Mr. Auten owned and operated his own company. Mr. Auten holds a B.S. in Business Administration from the University of North Carolina at Chapel Hill and has more than 35 years experience in the solid waste industry.

LONNIE C. POOLE, III was named Vice President of Corporate Development in 2002. Prior to that, Mr. Poole served as our Vice President, Director of Support Services since 1995. From 1990 to 1995, he served as our Risk Management Director. Mr. Poole holds a B.S. in Aerospace Engineering from North Carolina State University. Mr. Poole is the son of Lonnie C. Poole, Jr., Chairman of the Board. Mr. Poole has more than 15 years experience in the solid waste industry.

MICHAEL J. DURHAM was named Vice President of Administration and Support Services effective January 1, 2006. Prior to that, Mr. Durham held various management and controllership positions with Stantec Consulting Services Inc./DSATLANTIC Corporation and prior to that with Waste Management, Inc. Mr. Durham is a Certified Public Account and holds a B. S. in Accounting from Florida State University. Mr. Durham has more than 17 years experience in the solid waste industry.

OTHER KEY EMPLOYEES

The following table sets forth certain information concerning our other key employees as of December 31, 2005:

Name	Age	Position(s)
E. Franklin Lorick	51	Vice President—Central Division
Thomas A. Winstead .	50	Vice President—East Division
Michael T. Ingle	40	Vice President—South Division
Jerry W. Johnson	54	Vice President—Landfill Division

E. FRANKLIN LORICK was named Vice President of our company in 2002. Mr. Lorick joined us in 1989 and has held various positions including Operations Manager and Branch Manager. He attended Midlands Community College in Columbia, South Carolina and has over 17 years experience in the solid waste industry

THOMAS A. WINSTEAD has served as a Vice President of our company since March 1998. He joined us in 1985 as a Branch Manager and has also served as East Regional Operations Manager from 1990 to 1997. He is a graduate of Atlantic Christian College with a B.S. in Health and Physical Education. Mr. Winstead has more than 21 years of experience in the solid waste industry.

MICHAEL T. INGLE was named Vice President of our company in 2005. After joining the Company in 1991, Mr. Ingle served as branch manager in various locations. Mr. Ingle is a graduate of Methodist College in Fayetteville, North Carolina and holds a B.A. in Business Administration. Mr. Ingle has over 15 years experience in the solid waste industry.

JERRY W. JOHNSON joined our company in 1991 and has served in various capacities that included developing our first Recycling Division and managing Field Support Services until his departure in 1995. Mr. Johnson then joined Atlantic Waste Disposal and served in various roles from transportation to General Management of Atlantic Waste of Virginia and New York until 1999. He then rejoined our company as the North Carolina Landfill Division Manager. Mr. Johnson currently serves as Vice President of our Landfill Division and oversees all of our landfill operations. Mr. Johnson attended Wake Community College and has over 27 years in the solid waste industry.

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

		High	Low
2004
	First quarter	$11.49	$10.30
	Second quarter	$11.78	$9.95
	Third quarter	$11.92	$10.50
	Fourth quarter	$12.40	$10.60

		High	Low
2005
	First quarter	$15.18	$11.96
	Second quarter	$15.00	$12.20
	Third quarter	$15.00	$11.59
	Fourth quarter	$14.94	$12.19

As of December 31, 2005, the number of shareholders of record of our common stock was 115 and we believe that the number of beneficial owners was approximately 1,800.

Dividends. Beginning in November 2003, our Board of Directors declared a semi-annual cash dividend of $0.08 per share to shareholders. In August 2005, our Board of Directors voted to consider payment of quarterly dividends at the same rate as the semi-annual dividend. We expect to continue to pay dividends provided we have sufficient cash available to effect the dividend without impairing our ability to pay our debts as they become due in the usual course of business and without reducing total assets below the sum of our total liabilities plus any amount that would be needed if we were dissolved as of the payment date to satisfy all preferential rights upon distribution and to satisfy any preferential rights that are superior to those receiving the dividend.

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

Equity Compensation Plan. The following table provides information as of December 31, 2005 for our one equity-based compensation plan, which is our 1997 Stock Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders:
1997 Stock Plan	584,398	$10.737	399,182
Equity compensation plans not approved by our shareholders:
None	—	—	—

Total	584,398	$10.737	399,182

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2003, 2004 and 2005 and the consolidated balance sheet data as of December 31, 2004 and 2005 are derived from, and are referenced to, our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2001 and 2002 and the consolidated balance sheet data as of December 31, 2001, 2002 and 2003 are derived from financial statements not included in this report. Historical results are not necessarily indicative of future results. All periods presented include the impact of operations discontinued in 2005.

	YEAR ENDED DECEMBER 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)
Statement of Operations Data:
Service revenues	$241,612	$243,922	$263,297	$285,015	$309,988
Equipment sales	1,221	1,285	1,257	861	641

Total revenues	242,833	245,207	264,554	285,876	310,629
Cost of service operations (1)	153,990	156,673	171,579	193,266	208,564
Cost (benefit) of equipment and other asset sales	580	842	1,130	(804)	(990)

Total cost of operations	154,570	157,515	172,709	192,462	207,574
Selling, general and administrative (2)	36,314	33,322	37,655	39,449	42,439
Depreciation and amortization (3)	28,676	27,515	30,367	29,249	30,501
Loss (gain) on sale of collection and hauling operations (4)	359	121	(720)	(3,482)	—

Operating income	22,914	26,734	24,543	28,198	30,115
Interest expense	14,259	11,377	9,891	9,931	9,833
Interest income	(1,276)	(213)	(141)	(128)	(96)
Other income	(214)	(588)	(96)	(304)	(231)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	10,145	16,158	14,889	18,699	20,609
Income tax expense	3,703	5,907	6,108	6,906	8,292

Income from continuing operations before cumulative effect of a change in accounting principle	6,442	10,251	8,781	11,793	12,317

Discontinued operations: (4)
Income (loss) from discontinued operations (net of income taxes)	940	711	109	4	(312)
Gain on sale of operations (net of income taxes)	—	—	—	—	184

Income (loss) from discontinued operations	940	711	109	4	(128)

Cumulative effect of a change in accounting principle, net of income tax benefit of $614 (5)	—	—	(1,067)	—	—

Net Income	$7,382	$10,962	$7,823	$11,797	$12,189

Earnings per share
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.49	$0.77	$0.65	$0.87	$0.90
Income (loss) from discontinued operations	0.07	0.05	0.01	—	(0.01)
Cumulative effect of a change in accounting principle (5)	—	—	(0.08)	—	—

Net Income	$0.56	$0.82	$0.58	$0.87	$0.89

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.48	$0.77	$0.65	$0.86	$0.89
Income (loss) from discontinued operations	0.07	0.05	0.01	—	(0.01)
Cumulative effect of a change in accounting principle (5)	—	—	(0.08)	—	—

Net Income	$0.55	$0.82	$0.58	$0.86	$0.88

Weighted-average shares outstanding:
Basic	13,286	13,336	13,439	13,497	13,661

Diluted	13,342	13,351	13,558	13,665	13,821

(1)	Includes asset impairments. The 2004 results include a $1.4 million charge (or $0.07 per diluted share, net of income tax) related to our determination that certain landfill permitting efforts had a less than probable chance of success.

(2)	2004 includes a charge of approximately $2.5 million to bad debt expense to write off or reserve for accounts receivable of a major customer.

(3)	Pursuant to our adoption of SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, the amortization of goodwill ceased on January 1, 2002. Goodwill amortization was $1.6 million for the year ended 2001 and is included in depreciation and amortization expense.

(4)	The 2004 results include a gain of approximately $3.5 million (or $0.16 per diluted share, net of income tax) related to the sale of certain collection and hauling operations. Business dispositions occurring after January 1, 2005 have been reflected as discontinued operations pursuant to our adoption of current accounting guidance. See Note 1 of our Notes to Consolidated Financial Statements.

(5)	As required, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. In connection with the adoption of SFAS No. 143, we recorded a charge of approximately $1.1 million (net of income taxes of $614,000), or $0.08 per share, for the cumulative effect of a change in accounting principle.

	YEAR ENDED DECEMBER 31
	2001	2002	2003	2004	2005
	(In thousands)
Other Operating Data:
Net cash provided by operating activities	$41,187	$40,893	$39,076	$46,484	$46,370
Net cash used in investing activities	(31,116)	(22,298)	(48,924)	(34,210)	(54,980)
Net cash provided by (used in) financing activities	(15,585)	(18,748)	12,241	(13,956)	7,740
Balance Sheet Data:
Cash and cash equivalents	$1,887	$1,734	$4,127	$2,445	$1,575
Working capital (deficit)	3,406	1,470	(305)	(6,855)	(14,647)
Property and equipment, net	199,235	190,417	191,309	198,551	216,390
Total assets	302,864	298,573	330,528	337,048	368,155
Long-term debt and capital lease obligations, net of current maturities	163,237	140,875	157,657	146,136	155,530
Shareholders’ equity	$87,612	$96,970	$106,959	$117,711	$129,499

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2004 and 2005 and notes thereto included in this report.

Overview

We are a regional, vertically integrated provider of solid waste services. We were founded by our Chairman of the Board of Directors in 1970. We operate in North Carolina, South Carolina, Virginia, Mississippi, Tennessee, Georgia and Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At December 31, 2005, we operated 34 collection operations, 28 transfer stations, approximately 60 county convenience drop-off centers, 12 recycling facilities and 10 landfills in the Southeastern U.S. We had revenues of $285.9 million and operating income of $28.2 million in the year ended December 31, 2004, and revenues of $310.6 million and operating income of $30.1 million in the year ended December 31, 2005.

Percentages of our total revenue attributable to services provided are as follows:

	Year Ended December 31,
	2003	2004	2005
Collection:
Residential	21%	19%	21%
Commercial	26%	27%	27%
Industrial	30%	30%	28%
Disposal and transfer	15%	16%	16%
Recycling service	2%	2%	2%
Recycled commodity sales	1%	2%	2%
Other	5%	4%	4%

Total service revenue	100%	100%	100%

From 1990 through December 31, 2005, we acquired, either by merger or asset purchase, 98 solid waste collection or disposal operations, with 14 being acquired in 2005, nine being acquired in 2004 and six being acquired in 2003. Ninety-four of these acquisitions were accounted for as asset purchases. Accordingly, the results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition and have affected period-to-period comparisons of our operating results. During the year ended December 31, 2005, we did not have any significant acquisitions requiring the presentation of the acquired company’s historical or the combined company’s pro forma financial statements. We anticipate that a significant part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect that additional acquisitions could continue to affect period-to-period comparisons of our operating results. Current levels of population growth and economic development in the Southeastern U.S. and our strong market presence in the region should provide an opportunity to increase our revenues and market share. As we add customers in existing markets, our density should improve, which we expect will increase our collection efficiencies and profitability.

Executive Summary

In 2005 we continued to focus on our initiatives for achieving positive results and improving our performance. They are:

•	Strengthening our competitive position in desired markets;

•	Internalizing more of our waste volume;

•	Increasing revenues from our landfill operations; and

•	Employing best practices to deliver exceptional service.

Our performance for 2005 was impacted by the business climate we operate within, which saw:

•	Improving, but still relatively soft economic conditions in many of the secondary markets we serve;

•	Increased service delivery costs primarily due to higher fuel prices and costs to transfer waste;

•	Intense competitive pressures on pricing; and

•	Increased compliance costs primarily related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Despite these challenges, our revenues increased 8.7% to $310.6 million and our revenues per man-hour improved by nearly 7.3%. We have continued to look for and find ways to improve our efficiency and productivity. In 2005, we rerouted for efficiency over 1,400 routes and plan on performing over 2,000 route reviews in 2006. In addition, we have increased employee training and centered our efforts on fleet maintenance, data management, and customer pricing. In 2006, we believe these efforts will better position our company as the economy continues its recovery.

Service revenue growth of 8.8% was comprised of 3.7% internal growth and 5.1% of net acquisition growth. Of that internal growth, approximately 0.8% was due to pricing. We implemented a pricing strategy to adjust pricing on accounts that were not meeting standards and, in some cases, we chose to give up accounts that refused reasonable price increases. Volume increases contributed 1.9% to our internal growth for 2005. This growth was primarily the result of higher seasonal industrial volume, increased landfill tonnage, and strong national accounts growth for the year. Fuel surcharges contributed additional growth of 1.0% in 2005 as we continued to adjust pricing to cover certain inflationary costs, as discussed below.

Acquisition growth was 5.0% during 2005, in which we completed 14 business acquisitions and three business dispositions, representing net annualized acquired revenues of $13.9 million. All acquisitions in 2005 were tuck-ins and a continuation of our plan to expand in selected markets in order to achieve better route density and leverage our overhead cost structure.

We have experienced, as have others in our industry sector, increased operating costs which include higher fuel costs, third party disposal fees, and transfer costs. Most significantly, our total fuel costs increased approximately 46% in 2005. We implemented a fuel surcharge program based upon a regional fuel index, which is designed to recover some of the fuel cost increases.

Our 2005 capital expenditures of approximately $34.3 million increased by $2.1 million over the prior year, including $12.8 million primarily related to cell construction at our landfills.

In 2005, we paid $3.3 million in dividends compared to $2.2 million paid in 2004.

Despite higher capital spending and increased dividend payments, our debt to total capitalization ratio of 56.3% at December 31, 2005 was lower than the prior year ratio of 57.2%. We are working to amend and extend our $200 million revolving credit facility, currently scheduled to mature in February 2007, to provide sufficient capital in combination with our cash flow from operating activities to fund our near term growth strategy and capital expenditures. We expect this amendment and extension of our existing credit facility to be completed in the first quarter of 2006.

General

Our branch waste collection operations generate revenues from fees collected from commercial, industrial and residential collection and transfer station customers. We derive a substantial portion of our collection revenues from commercial and industrial services that are performed under one-year to five-year service agreements. Our residential collection services are performed either on a subscription basis with individual households, or under contracts with municipalities, apartment owners, homeowners associations or mobile home park operators. Residential customers on a subscription basis are billed quarterly in advance and provide us with a stable source of revenues. A liability for future service is recorded upon billing and revenues are recognized during the month in which services are actually provided. Municipal contracts in our existing markets are typically awarded, at least initially, on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Municipal contracts provide consistent cash flow during the terms of the contracts.

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

At December 31, 2005, we operated approximately 60 convenience sites under contract with nine counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At December 31, 2005, we also operated 12 recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by spreading the risk among our customers. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. At December 31, 2005, we operated or transferred from 28 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. At December 31, 2005, we owned or operated 10 landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the disposal compactors and containers that we resell.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the individual line items reflected in our statements of operations (some items have been reclassified for presentation purposes only):

	YEAR ENDED DECEMBER 31,
	(In thousands)
	2003	2004	2005
Service revenues	$263,297	$285,015	$309,988
Equipment sales	1,257	861	641

Total revenues	264,554	285,876	310,629

Operations	171,062	191,559	208,421
Equipment sales	780	470	384
Selling, general and administrative	37,655	39,449	42,439
Depreciation and amortization	30,367	29,249	30,501
Loss (gain) on sale of property and equipment and other assets	350	(1,274)	(1,374)
Gain on sale of collection and hauling operations	(720)	(3,482)	—
Impairment of property and equipment and other assets	517	1,707	143

Operating income	24,543	28,198	30,115
Interest expense, net of interest income	9,750	9,803	9,737
Other income	(96)	(304)	(231)

Income from continuing operations before income tax expense and cumulative effect of a change in accounting principle	14,889	18,699	20,609
Income tax expense	6,108	6,906	8,292

Income from continuing operations before cumulative effect of a change in accounting principle	8,781	11,793	12,317

Income (loss) from discontinued operations	109	4	(128)
Cumulative effect of a change in accounting principle	(1,067)	—	—

Net Income	$7,823	$11,797	$12,189

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our statements of operations (some items have been reclassified for presentation purposes only):

	YEAR ENDED DECEMBER 31,
	2003	2004	2005
Service revenues	99.5%	99.7%	99.8%
Equipment sales	0.5	0.3	0.2

Total revenues	100.0	100.0	100.0

Operations	64.7	67.0	67.1
Equipment sales	0.3	0.2	0.1
Selling, general and administrative	14.2	13.8	13.7
Depreciation and amortization	11.5	10.2	9.8
Loss (gain) on sale of property and equipment and other assets	0.1	(0.4)	(0.4)
Gain on sale of collection and hauling operations	(0.3)	(1.2)	—
Impairment of property and equipment and other assets	0.2	0.6	—

Operating income	9.3	9.8	9.7
Interest expense, net of interest income	3.6	3.4	3.1
Other income	—	(0.1)	—

Income from continuing operations before income tax expense and cumulative effect of a change in accounting principle	5.7	6.5	6.6
Income tax expense	2.3	2.4	2.7

Income from continuing operations before cumulative effect of a change in accounting principle	3.4	4.1	3.9

Income (loss) from discontinued operations	—	—	—
Cumulative effect of a change in accounting principle	(0.4)	—	—

Net Income	3.0%	4.1%	3.9%

The following table provides the components of service revenue growth:

	2004	2005
SERVICE REVENUE GROWTH
Price	0.8%	0.8%
Volume	3.4%	1.9%
Energy surcharge	0.2%	1.0%

Total Internal Growth	4.4%	3.7%
Commodities	0.4%	0.0%
Acquisitions, net of dispositions	3.4%	5.1%

Total Service Revenue Growth	8.2%	8.8%

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Revenues. Total revenues increased $24.7 million, or 8.7%, to $310.6 million in 2005 from $285.9 million in 2004. This increase was attributable primarily to increases in residential collection revenue, $9.7 million; commercial collection revenue, $7.5 million, and disposal/transfer revenue, $5.7 million.

Our service revenue growth of 8.8% was comprised of 5.1% of net acquisition growth and 3.7% of internal growth. We were more effective in initiating price increases in 2005 due to a disciplined approach towards customer profitability analysis and utilizing our pricing optimization software. Pricing increased 0.8%, and energy related surcharges increased 1.0%, versus 2004. We have implemented a fuel surcharge program based upon a regional fuel index, which is designed to recover some increases in fuel costs. Internal volume was up 1.9%, primarily in the areas of residential, commercial, and disposal/transfer.

Cost of Operations. Costs of operations (including equipment sales) increased $16.8 million, or 8.7%, to $208.8 million in 2005 from $192.0 million in 2004.

The following table summarizes the components of cost of operations as a percentage of revenue:

	2004	2005	Change
Labor and related benefits	17.2%	16.9%	-0.3%
Landfill fees, transfer and disposal (1)	28.7%	28.0%	-0.7%
Fuel (2)	4.1%	5.5%	1.4%
Repairs and maintenance - fleet	5.8%	5.8%	0.0%
Insurance (3)	7.6%	6.8%	-0.8%
Other	3.6%	4.1%	0.5%

Total cost of service operations	67.0%	67.1%	0.1%
Cost of equipment sales	0.2%	0.1%	-0.1%

Cost of operations including equipment sales	67.2%	67.2%	0.0%

(1)	Reduced disposal fees due to greater internalization of waste into our landfills.
(2)	Fuel costs per gallon increased 34% over 2004.
(3)	Insurance costs were lower in 2005 due to reduced insurance premiums resulting from assumption of higher deductibles versus 2004. We also experienced reduced severity and frequency of auto and worker’s compensation claims.

Selling, General & Administrative Expenses. SG&A increased $3.0 million, or 7.6%, to $42.4 million in 2005 from $39.4 million in 2004. SG&A as a percentage of revenues decreased to 13.7% in 2005 from 13.8% in 2004.

The following table summarizes the components of SG&A expenses (amounts in thousands):

	2004	2005	Change
Labor and related benefits (1)	$19,582	$20,815	$1,233
Provision for doubtful accounts (2)	3,687	2,091	(1,596)
Professional fees (3)	2,704	6,402	3,698
Insurance	2,302	2,132	(170)
Rent	2,211	1,974	(237)
Travel and entertainment	1,613	1,736	123
Utilities	1,524	1,667	143
Other	5,826	5,622	(204)

Total SG&A	$39,449	$42,439	2,990

(1)	Additional headcount to meet increased compliance needs.
(2)	2004 includes a charge of approximately $2.5 million to write off or reserve for accounts receivable of a major customer.
(3)	Increased compliance costs, primarily related to Sarbanes-Oxley Act Section 404 compliance of $2.7 million and $0.8 million for settlement of a legal matter.

Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 4.3% to $30.5 million in 2005 from $29.2 million in 2004. Depreciation and amortization, as a percentage of revenues, decreased to 9.8% in 2005 from 10.2% in 2004. Landfill site and cell amortization expense was $0.4 million higher due to increased landfill tonnage. Other intangible asset amortization expense increased approximately $1.0 million due to amortization of customer lists.

Gain on Sale of Collection and Hauling Operations. We recognized a gain on sale of collection and hauling operations totaling approximately $3.5 million in 2004 from the sale of operations in Mississippi and Tennessee. This event occurred prior to the effective date of Emerging Issues Task Force Issue No. 03-13 which generally requires such dispositions to be shown as a component of discontinued operations. Refer to Note 1 of our Notes to Consolidated Financial Statements for further explanation.

Gain on Sale of Property and Equipment and Other Assets. The amounts reflected for 2004 and 2005 represent gains on sale of operating assets, typically facilities and collection vehicles.

Asset Impairment. We recognized a $1.4 million impairment charge in 2004 related to our determination that certain landfill permitting efforts had a less than probable chance of success. The remaining $0.3 million in 2004 and $0.1 million in 2005 related to impairment of fixed assets temporarily taken out of service.

Interest Expense (net of interest income). Interest expense (net of interest income) decreased in 2005 primarily due to interest capitalized in relation to ongoing construction projects, partially offset by increased borrowings to fund acquisitions as well as a higher average interest rate on outstanding borrowings under our revolving credit facility.

Income Tax Expense. Income tax expense increased $1.4 million to $8.3 million in 2005 from $6.9 million in 2004 due primarily to higher pre-tax income. The effective tax rate increased to 40.2% in 2005 from a rate of 36.9% in 2004 due primarily to an increase in our estimated deferred income tax liabilities.

Discontinued Operations. Net income from discontinued operations declined in 2005 due to poorer performing operations in 2005. A portion of the operations discontinued in 2005 became operational in late 2004. The higher losses in 2005 were partially offset by the gain recognized upon disposition of the assets of the discontinued operations.

Net Income. Net income increased $0.4 million, or 3.3%, to $12.2 million in 2005 from $11.8 million in 2004. This increase was attributable to the changes explained above, most notably from our increased revenue.

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Revenues. Total revenues increased $21.3 million, or 8.1%, to $285.9 million in 2004 from $264.6 million in 2003. This increase was attributable to increases across all service lines with the exception of non-commodity recycling and equipment sales.

Our service revenue growth of 8.2% was comprised of 3.4% of acquisition growth, 4.4% of internal growth and 0.4% in commodity sales. We were more effective in initiating price increases in 2004 due to a disciplined approach towards customer profitability analysis and utilizing our pricing optimization software. Pricing increased 0.8%, or $2.2 million, and energy related surcharges increased 0.2%, or $0.5 million, versus 2003. Internal volume was up 3.4%, primarily from year-over-year growth in landfill tonnage, national accounts and temporary industrial business.

Cost of Operations. Cost of operations (including equipment sales) increased $20.2 million, or 11.7%, to $192.0 million in 2004 from $171.8 million in 2003. Cost of operations as a percentage of revenues increased from 65.0% to 67.2% for 2003 and 2004, respectively.

The following table summarizes the components of operating expense as a percentage of revenue:

	2003	2004	change
Labor and related benefits	19.3%	19.1%	-0.2%
Landfill fees (1)	20.1%	20.8%	0.7%
Third-party transfer and disposal (2)	5.5%	6.8%	1.3%
Fuel (3)	3.5%	3.8%	0.3%
Repairs and maintenance - fleet	8.6%	8.3%	-0.3%
Other fleet costs (insurance & licensing)	4.1%	4.2%	0.1%
Container costs	1.3%	1.3%	0.0%
Other	2.3%	2.7%	0.4%

Total cost of service operations	64.7%	67.0%	2.3%

Cost (benefit) of equipment sales	0.3%	0.2%	-0.1%

Total cost of operations	65.0%	67.2%	2.2%

(1)	Increase in disposal pricing primarily for the residential product line in the Atlanta, Georgia market.
(2)	Increase due to growth of our national accounts program, resulting in reliance on higher cost third-party services in some areas due to a lack of operational presence in certain markets.
(3)	Fuel costs rose to a five year high nationally.

Selling, General & Administrative Expenses. SG&A increased $1.8 million, or 4.8%, to $39.5 million in 2004 from $37.7 million in 2003. SG&A as a percentage of revenues decreased to 13.8% in 2004 from 14.2% in 2003.

The following table summarizes the components of SG&A expenses as a percentage of revenue:

	2003	2004	change
Labor and related benefits (1)	8.0%	7.3%	-0.7%
Provision for doubtful accounts (2)	0.7%	1.3%	0.6%
Professional fees	1.2%	1.3%	0.1%
Rent- site & building	0.7%	0.6%	-0.1%
Other	3.6%	3.3%	-0.3%

Total SG&A	14.2%	13.8%	-0.4%

(1)	2003 included a $1.8 million charge related to life insurance policy restructuring.
(2)	2004 includes a charge of approximately $2.5 million to bad debt expense to write off or reserve for accounts receivable of a major customer.

Depreciation and Amortization. Depreciation and amortization decreased $1.2 million, or 3.7%, to $29.2 million in 2004 from $30.4 million in 2003. Depreciation and amortization, as a percentage of revenues, decreased to 10.2% in 2004 from 11.5% in 2003. Of this decrease, $0.5 million was related to decreased fleet depreciation due to fewer power units and maturity of depreciable lives on some assets. Landfill site and cell amortization expense was $0.6 million higher due to increased landfill tonnage. Closure/post-closure amortization costs were $1.5 million lower in 2004 due primarily to expansion permits obtained for our Sampson facility, previously deemed at airspace capacity. In accordance with SFAS No. 143, effective January 1, 2003, landfill assets are amortized to depreciation and amortization expense as airspace is consumed over the life of the specific final capping event or the life of the landfill for closure and post-closure.

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

Interest Expense (net of interest income). Interest expense (net of interest income) increased $53,000 in 2004. In 2004, we increased our current state tax liability by $0.4 million related to tax credits taken in prior years.

Income Tax Expense. Income tax expense increased $0.8 million to $6.9 million in 2004 from $6.1 million in 2003 due primarily to higher pre-tax income. The effective tax rate dropped to 36.9% in 2004 from a rate of 41.0% in 2003, which was affected by tax treatment on the sale of certain collection and hauling operations.

Discontinued Operations. The effect of operations discontinued in 2005 has been shown in the 2003 and 2004 results of operations.

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

Liquidity and Capital Resources

Our working capital at December 31, 2005 was a negative $14.6 million and a negative $6.9 million at December 31, 2004. The negative amounts were primarily the result of using cash generated from operations for capital expenditures and acquisitions, both long-term assets. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facility and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2006.

We have a revolving credit agreement with a syndicate of lending institutions for which Bank of America acts as agent. This credit facility provides up to $200.0 million through February 2007. We are in the process of amending and extending this credit facility through September 2009 and believe it will be finalized by the end of the first quarter of 2006.

The Company also has a term loan facility with Prudential. The Prudential term loan facility consists of three term loans of $25 million each.

Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential shares in the collateral pledged under the revolver. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The revolver bears interest at a rate per annum equal to, at our option, either a Bank of America base rate or at the Eurodollar rate (LIBOR) plus, in each case, a percentage rate that fluctuates, based on our leverage ratio, from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for LIBOR rate borrowings. The revolver requires us to maintain financial covenants and satisfy other requirements, such as minimum net worth, net income, and limits our capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. We were in compliance with these financial covenants as of December 31, 2004 and December 31, 2005. As of December 31, 2005, an aggregate of approximately $97.0 million was outstanding under the revolver, with an average interest rate on outstanding borrowings of approximately 6.4%. Availability under this facility was approximately $44.9 million as of December 31, 2005 after consideration of outstanding letters of credit .

Prior to 2000, we had fully drawn upon our three $25.0 million term facilities with Prudential. Principal repayments are due annually on each of the $25.0 million term facilities. The Prudential facilities require us to maintain financial covenants, such as minimum net worth, net income, and limit our capital expenditures and indebtedness. We were in compliance with these financial covenants as of December 31, 2004 and December 31, 2005. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.53%, 7.21% and 7.09%, respectively.

On September 10, 2003, we entered into a $9.5 million income tax exempt variable rate bond with Sampson County, North Carolina for the funding of expansion at our landfill in that county. This bond payable was in addition to our existing $30.9 million Sampson facility. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. as a participating lender under our Bank of America syndication. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 4.0% and 5.6% at December 31, 2004 and 2005, respectively.

As of December 31, 2005, we had the following contractual obligations and commercial commitments (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1) (2)	$208,797	$20,639	$121,183	$4,517	$62,458
Expected landfill liabilities (3)	6,780	3,030	3,750	—	—
Capital expenditures	3,312	3,312	—	—	—
Operating leases	11,155	2,593	3,789	1,044	3,729
Capital leases	856	496	360	—	—

Total contractual cash obligations	$230,900	$30,070	$129,082	$5,561	$66,187

(1)	Includes amounts outstanding as of December 31, 2005 of $97.0 million under our revolver, $28.6 million under the Prudential term facilities, and $40.4 million under the Sampson bond facilities. Our revolver allows us to borrow up to $200 million provided we are in compliance with the facility’s loan covenants. Includes projected interest assuming the various debt facilities are held to maturity at current rates.
(2)	As disclosed in Note 10 of our consolidated financial statements, we have entered into various interest rate swaps which fixed the interest rate for a portion of our debt through 2007. Additionally, we have entered into commodity swap contracts to hedge our recycling revenue received for old corrugated cardboard. The commodity swap contracts have a term of three years. As of December 31, 2005, the fair value of the interest rate swap agreements recorded on our consolidated balance sheets was an asset of approximately $1.0 million. The fair values of the commodity swap contracts are recorded on our consolidated balance sheets as an asset of approximately $0.4 million as of December 31, 2005. The above table does not include any obligations for these interest rate swaps.
(3)	Liabilities are based on current costs and include capping, closure, post-closure and environmental remediation costs. These costs represent the expected landfill liabilities we will incur for final capping, closure and post-closure for the airspace consumed to date. We will recognize additional liabilities for these types of costs as airspace is consumed in each landfill.

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

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	Over 3 Years
	(in thousands)
Standby letters of credit	$16,293	$16,293		$—
Performance bonds	31,964	31,964		—

Total commercial Commitments	$48,257	$48,257	$—	$—

Net cash provided by operating activities totaled $46.4 million for the year ended December 31, 2005 and consisted primarily of net income of $12.2 million plus non-cash adjustments (e.g. depreciation and amortization, etc.) of $32.8 million and net changes in assets/liabilities of $1.4 million.

For the year ended December 31, 2005, net cash used in investing activities was $55.0 million. Of this, $31.9 million was used to fund the cash portion of acquisitions, offset by $8.0 million provided from the sale of collection and hauling operations, and $34.3 million was used for capital expenditures, of which $12.8 million was for landfill expansion, with the balance primarily for investments in equipment, consisting primarily of trucks and containers. Cash inflows from investing activities included $3.4 million received from the sale of property and equipment and other assets.

For the year ended December 31, 2005, capital expenditures were $34.3 million, compared to $32.2 million in 2004. We currently expect capital expenditures for 2006 to be approximately $36.0 million to $37.0 million. In 2006, $4.0 million of the expected capital expenditures are earmarked for landfill site and cell construction and $3.0 million for landfill equipment and related facilities. We have funded and expect to fund our 2006 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal businesses, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

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

For the year ended December 31, 2005, net cash provided by financing activities was $7.7 million, which primarily included net borrowings of long-term debt (including capital leases) of $9.1 million, offset by dividends paid of $3.3 million. Additionally, we received approximately $2.0 million from stock option exercises.

Cash flows from operations discontinued in 2005 have not been presented separately in our Consolidated Statements of Cash Flows. Included in our 2005 net cash used in investing activities is approximately $8.0 million of cash pertaining to proceeds received from sale of discontinued operations. The impact of these dispositions on prior year operating, financing, and other investing activities is insignificant.

At December 31, 2005, we had approximately $166.7 million of long-term and short-term borrowings outstanding (including capital leases) and approximately $48.3 million in letters of credit including performance bonds. The ratio of our total debt (including capital leases) to total capitalization was 56.3% at December 31, 2005, compared to 57.2% as of December 31, 2004.

Off-Balance Sheet Arrangements

At December 31, 2005, we had the following off-balance sheet arrangements:

One of our wholly-owned subsidiaries entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002 (see Item 3 – Legal Proceedings). Pursuant to the Franchise Agreement, we have agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the Franchise Agreement. As a result, we are liable for the expenses of, and any damages or other awards ultimately determined against, those defendants. This arrangement has not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2005 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Newly Adopted Accounting Pronouncements

For discussion of the new accounting standards that affect us, see Note 1 to our Consolidated Financial Statements included in this Form 10-K.

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

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the future:

Allowance For Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our estimated allowance for doubtful accounts is based upon historical collection trends, type of customer, such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The allowance for doubtful accounts was $2.3 million and $2.4 million at December 31, 2004 and 2005, respectively. One customer, Solid Waste Management Authority of Crisp County, represented approximately $1.0 million and $1.2 million of the allowance for doubtful accounts at December 31, 2004 and 2005, respectively. Refer to Note 13 to our consolidated financial statements for more discussion regarding the Authority. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Self-Insurance Reserves

We assume the risks for medical, dental, workers compensation, and casualty insurance exposures up to certain loss thresholds set forth in separate insurance contracts. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from third-party experts. The insurance accruals are influenced by our past claims experience factors, which have a limited history. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. The frequency and amount of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to incur additional costs in future periods associated with prior year claims.

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

Effective January 1, 2003, our method of accounting for landfill closure and post-closure, as well as landfill final capping, changed as a result of our adoption of SFAS No. 143. SFAS No. 143 does not change the basic landfill accounting that we and others in the industry have followed historically. Through December 31, 2002, the waste industry generally recognized expenses associated with (1) amortization of capitalized and future landfill asset costs and (2) future closure and post-closure obligations on a units-of-consumption basis as airspace was consumed over the life of the related landfill. This practice, referred to as life cycle accounting within the waste industry, continues to be followed. For further explanation, see Note 1 to our consolidated financial statements. A brief explanation of final capping, closure and post-closure is as follows:

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

Once we have determined the estimates of final capping, closure and post-closure obligations, we then inflate those costs to the expected time of payment and discount those expected future costs back to present value. We are currently inflating these costs in current dollars until expected time of payment using an inflation rate of 2.5% and are discounting these costs to present value using a credit-adjusted, risk-free discount rate between 7.25% and 8%. The credit-adjusted, risk-free rate is based on the risk-free interest rate adjusted for our credit standing. Management reviews these estimates at least once per year. Significant changes in future final capping, closure and post-closure cost estimates and inflation rates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill’s capacity that has been consumed, and (2) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any change related to the capitalized and future cost of the landfill asset is then recognized in amortization expense prospectively over the remaining capacity of the landfill. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

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

While the precise amounts of these future obligations cannot be determined, at December 31, 2005, we estimate total landfill closure and post-closure costs of approximately $6.8 million for the airspace consumed to date. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. We had accrued approximately $5.3 million for such projected costs as of December 31, 2004 and subsequently paid approximately $0.7 million in 2005. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations.

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

We often consummate single acquisitions of solid waste collection or disposal operations. For each separately identified solid waste collection or disposal operation acquired in a single acquisition, we perform an initial allocation of total purchase price to the acquired operation based on our relative fair value. Following this initial allocation of total purchase price to the acquired operation, we further allocate the identified intangible assets and tangible assets acquired and liabilities assumed for each solid waste collection or disposal operation based on our estimated fair value at the dates of acquisition, with any residual amounts allocated to either goodwill or landfill site costs.

From time to time, we consummate acquisitions in which we exchange operations we own for operations owned by another solid waste company. These exchange transactions require us to estimate the fair market value of either the operations we receive or the operations we dispose of, whichever is more clearly evident. To the extent that the fair market value of the operations we dispose of differs from the fair market value of the operations we obtain, cash is either remitted or received to offset the difference in fair market values. In 2004, we completed an exchange transaction in which we acquired operations of another solid waste company in Georgia for operations in Tennessee and Mississippi, resulting in a pre-tax gain of approximately $3.5 million. In 2005, we completed an exchange transaction in which we acquired operations of another solid waste company in Georgia for operations in the same region, resulting in a pre-tax gain of approximately $0.6 million.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we discontinued amortization of goodwill effective January 1, 2002. On an ongoing basis, we perform an annual impairment test. At least quarterly, we also analyze whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustment after adoption, if any, will be recognized as an operating expense. We adopted July 31 as our annual assessment date. We completed our annual impairment test as of July 31, 2005 in the fourth quarter of 2005 and determined that there was no goodwill impairment.

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

Our results of operations are impacted by fluctuations in commodity pricing. To reduce our risk to market fluctuations, we enter into commodity swap contracts to hedge our recycling revenue received for old corrugated cardboard, or OCC. The notional amounts hedged under these agreements represent approximately 31% of our current OCC volume.

We have used heating oil option agreements to manage a portion of our exposure to fluctuation in diesel fuel oil prices. To date, such agreements have not been significant to our financial condition and results of operations. On December 28, 2004, we entered into a heating oil hedge contract, effective January 1, 2005, to cap our exposure on 1.2 million gallons of diesel fuel at $1.90 per gallon. The hedge coverage represented approximately 80% of our first quarter 2005 diesel fuel requirements, and expired on March 31, 2005. In November 2005, we entered into a heating oil hedge contract, effective December 1, 2005, to cap our exposure on 2.5 million gallons of diesel fuel at $2.53 per gallon through April 2006. The hedge coverage represents approximately 87% of our diesel fuel requirements for this period.

We currently use approximately 6.9 million gallons of fuel per year. At this rate of consumption, a cost change of $0.10 per gallon would have a $690,000 impact on our annual operating income, prior to any recoveries from fuel surcharges.

The following table below presents principal cash flows and related weighted average interest rates of our long-term debt at December 31, 2005 by expected maturity dates. Fair values have been determined based on our incremental borrowing rate as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total Carrying Value	Total Fair Value
	(In thousands)
Fixed Rate
7.53%	$3,571	$—	$—	$—	$—	$—	$3,571	$3,582
7.21%	3,572	3,571	3,571	—	—	—	10,714	10,941
7.09%	3,572	3,572	3,572	3,571	—	—	14,287	14,608
7.00%	18	—	—	—	—	—	18	19

Variable Rate
6.35%	—	97,000	—	—	—	—	97,000	97,000
5.57%	—	—	—	—	—	40,355	40,355	40,355

	$10,733	$104,143	$7,143	$3,571	$—	$40,355	$165,945	$166,505

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

i.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and board of directors; and

iii.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

We carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based upon the framework set forth in the report titled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Committee, or COSO. Through this evaluation, we did not identify any material weaknesses in our internal controls and our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting within this section.

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Waste Industries USA, Inc. and Subsidiaries

Raleigh, North Carolina

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Waste Industries USA, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

March 16, 2006

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Some information required by Part III is omitted from this report because we will file a definitive proxy statement for our 2006 Annual Meeting of Shareholders within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Some of the information required by Item 10 of Form 10-K concerning our executive officers is set forth under the heading “Executive Officers” located at the end of Part I of this Form 10-K.

The other information required by Item 10 of Form 10-K is incorporated by reference to the information under the headings “Election of Directors,” “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the headings “Proposal No. 1 – Election of Directors – Information Concerning the Board of Directors and Its Committees”, “Other Information – Compensation of Executive Officers”, “ – Compensation of Directors”, “ – Report of the Compensation Committee on Executive Compensation”, “ – Compensation Committee Interlocks and Insider Participation” and “ – Performance Graph” in the Proxy Statement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information under the heading “Principal Accountant Fees and Services” in the Proxy Statement.

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

(b)	Exhibits.

The exhibits filed as part of this Report are listed.

EXHIBIT NO.	DESCRIPTION
3.1(a)	Articles of Incorporation, as currently in effect.

3.2(a)	Bylaws.

10.1(b)	1997 Stock Plan, as amended on August 4, 2003.

10.2(a)	Credit Agreement with Branch Banking and Trust Company dated April 3, 1996.

10.3(a)	Note Purchase and Private Shelf Agreement with The Prudential Insurance Company of America dated April 3, 1996.

10.4(c)	Note Purchase and Private Shelf Agreement with The Prudential Insurance Company of America dated as of June 30, 1998.

10.5(d)	Senior Subordinated Loan and Security Agreement dated February 2, 1999 between Liberty Waste Lending Company, LLC, a subsidiary of the Registrant, and Liberty Waste Services, LLC and its direct and indirect subsidiaries.

10.6(d)	Option Agreement dated February 2, 1999 between the Registrant and Liberty Waste Services, LLC.

10.7(e)	Revolving Credit Agreement dated as of November 9, 1999 by and among the Registrant and its subsidiaries, the lending institutions party thereto, BancBoston, N.A., as Administrative Agent, BancBoston Robertson Stephens Inc., as Arranger, and Branch Banking and Trust Company, as Documentation Agent.

10.8(f)	First Amendment to Credit Agreement dated February 10, 2000.

10.9(f)	Second Amendment to Credit Agreement dated June 14, 2000.

10.10(f)	Third Amendment to Credit Agreement dated October 31, 2000.

10.11(f)	Fourth Amendment to Credit Agreement dated November 2000.

10.12(g)	Fifth Amendment to Credit Agreement dated March 31, 2001.

10.13(g)	Sixth Amendment to Credit Agreement dated March 29, 2002.

10.14(h)	Change in Control Agreement dated October 30, 2001 between the Registrant and D. Stephen Grissom.

10.15 (i)	Amended and Restated Note Purchase Agreement dated March 31, 2001 among the Company and The Prudential Insurance Company of America and Affiliates.

10.16 (i)	Amended and Restated Note Purchase and Private Shelf Agreement dated March 31, 2001 among the Company and The Prudential Insurance Company of America and Affiliates.

10.17 (i)	Amendment and Consent dated August 27, 2003 among the Company and Prudential Insurance Company and Affiliates, amending the Amended and Restated Note Agreement and the Amended and Restated Note Purchase and Private Shelf Agreement dated March 31, 2001.

10.18 (i)	Amended and Restated Revolving Credit Agreement dated August 27, 2003 among the Company and Fleet National Bank, Wachovia Bank, Branch Banking and Trust Company and other lenders.

10.19 (j)	Amendment and Consent effective March 31, 2004 among the Company and Prudential Insurance Company and Affiliates, amending the Amended and Restated Note Agreement and the Amended and Restated Note Purchase and Private Shelf Agreement dated March 31, 2001.

10.20 (j)	Amendment and Consent effective March 31, 2004, amending the Revolving Credit Agreement dated August 27, 2003 among the Company and Fleet National Bank, Wachovia Bank, Branch Banking and Trust Company and other lenders.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to rule 15d-14 (a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to rule 15d-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-25631).
(b)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(c)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(d)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
(e)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(f)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(g)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(h)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(i)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(j)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE INDUSTRIES USA, INC.

Date: March 16, 2006	By:	/s/ Jim W. Perry
JIM W. PERRY
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ Jim W. Perry	Director, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2006
JIM W. PERRY

/s/ D. Stephen Grissom	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006
D. STEPHEN GRISSOM

/s/ Lonnie C. Poole, Jr.	Chairman	March 16, 2006
LONNIE C. POOLE, JR.

	Director	March , 2006
JAMES R. TALTON

/s/ Paul F. Hardiman	Director	March 16, 2006
PAUL F. HARDIMAN

/s/ Glenn E. Futrell	Director	March 16, 2006
GLENN E. FUTRELL

/s/ James A. Walker	Director	March 16, 2006
JAMES A. WALKER

WA STE INDUSTRIES USA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Waste Industries USA, Inc. and Subsidiaries

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Waste Industries USA, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Waste Industries USA, Inc. and subsidiaries at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1(l) and 7 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards, No. 143, Accounting for Asset Retirement Obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

March 16, 2006

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2004	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,445	$1,575
Accounts receivable - trade, net	30,134	34,541
Accounts receivable - other	1,468	1,376
Receivables from employees	—	276
Inventories	1,526	1,547
Deferred income taxes	2,740	1,524
Prepaid expenses and other current assets	2,762	1,049

Total current assets	41,075	41,888

PROPERTY AND EQUIPMENT, net	198,551	216,390
GOODWILL, net	87,902	97,115
OTHER INTANGIBLE ASSETS, net	4,800	8,810
RESTRICTED CASH	—	552
RECEIVABLES FROM EMPLOYEES	232	—
OTHER NONCURRENT ASSETS	4,488	3,400

TOTAL ASSETS	$337,048	$368,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$14,627	$16,579
Acquisition related liabilities	1,438	658
Accrued liabilities and other payables	4,488	6,065
Current maturities of long-term debt	10,733	10,733
Accrued wages and benefits	3,717	4,258
Closure/post-closure liabilities	3,162	3,030
Income taxes payable	410	3,844
Reserve for self-insurance	3,406	4,661
Deferred revenue	5,949	6,707

Total current liabilities	47,930	56,535

LONG-TERM DEBT, NET OF CURRENT MATURITIES	145,930	155,212
NONCURRENT DEFERRED INCOME TAXES	22,629	22,339
OTHER LONG-TERM LIABILITIES	2,848	4,570
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
SHAREHOLDERS’ EQUITY:
Common stock, no par value, shares authorized 80,000,000 shares issued and outstanding: 2004 - 13,494,869; 2005 - 13,736,178	39,308	41,196
Paid-in capital	7,342	7,744
Retained earnings	71,005	79,905
Unrealized gains on cash flow hedges	56	654

Total shareholders’ equity	117,711	129,499

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$337,048	$368,155

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2004 and 2005

(In Thousands, Except Per Share Data)

	2003	2004	2005
REVENUES:
Service revenues	$263,297	$285,015	$309,988
Equipment sales	1,257	861	641

Total revenues	264,554	285,876	310,629

OPERATING COSTS AND EXPENSES:
Operating (exclusive of depreciation and amortization shown below)	171,062	191,559	208,421
Equipment sales	780	470	384
Selling, general and administrative	37,655	39,449	42,439
Depreciation and amortization	30,367	29,249	30,501
Loss (gain) on sale of property and equipment and other assets	350	(1,274)	(1,374)
Gain on sale of collection and hauling operations	(720)	(3,482)	—
Impairment of property and equipment and other assets	517	1,707	143

Total operating costs and expenses	240,011	257,678	280,514

OPERATING INCOME	24,543	28,198	30,115

Interest expense	9,891	9,931	9,833
Interest income	(141)	(128)	(96)
Other	(96)	(304)	(231)

Total other expense, net	9,654	9,499	9,506

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	14,889	18,699	20,609
INCOME TAX EXPENSE	6,108	6,906	8,292

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	8,781	11,793	12,317

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations (net of income taxes)	109	4	(312)
Gain on sale of operations (net of income taxes)	—	—	184

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	109	4	(128)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $614	(1,067)	—	—

NET INCOME	$7,823	$11,797	$12,189

See Notes to Consolidated Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - continued

Years Ended December 31, 2003, 2004 and 2005

(In Thousands, Except Per Share Data)

	2003	2004	2005
EARNINGS PER SHARE
Basic:
Income from continuing operations before cumulative effect of change in accounting principle	$0.65	$0.87	$0.90
Income (loss) from discontinued operations	0.01	—	(0.01)
Cumulative effect of change in accounting principle	(0.08)	—	—

NET INCOME	$0.58	$0.87	$0.89

Diluted:
Income from continuing operations before cumulative effect of change in accounting principle	$0.65	$0.86	$0.89
Income (loss) from discontinued operations	0.01		(0.01)
Cumulative effect of change in accounting principle	(0.08)	—	—

NET INCOME	$0.58	$0.86	$0.88

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,439	13,497	13,661

Diluted	13,558	13,665	13,821

CASH DIVIDENDS PAID	$1,077	$2,161	$3,289

CASH DIVIDENDS DECLARED AND PAID PER SHARE OF COMMON STOCK	$0.08	$0.16	$0.24

See Notes to Consolidated Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003, 2004 and 2005

(In Thousands)

			COMMON STOCK	PAID-IN CAPITAL	RETAINED EARNINGS	SHAREHOLDERS’ LOANS	UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	TOTAL SHAREHOLDERS’ EQUITY
	SHARES
	AUTHORIZED	OUTSTANDING
Balance, January 1, 2003	80,000	13,338	$38,116	$7,245	$54,623	$(1,648)	$(1,366)	$96,970
Net income	—	—	—	—	7,823	—	—	7,823

Other comprehensive income, net of taxes of ($272)						—
Unrealized gain on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	475	475

Other comprehensive income	—	—	—	—	—	—	—	475

Comprehensive income	—	—	—	—	—	—	—	8,298
Income tax benefit from stock options	—	—	—	97	—	—	—	97
Issuances of stock	—	103	688	—	—	—	—	688
Exercise of stock options	—	51	335	—	—	—	—	335
Decrease in shareholders’ loans	—	—	—	—	—	1,648	—	1,648
Cash dividends paid	—	—	—	—	(1,077)	—	—	(1,077)

Balance, December 31, 2003	80,000	13,492	39,139	7,342	61,369	—	(891)	106,959
Net income	—	—	—	—	11,797	—	—	11,797

Other comprehensive income, net of taxes of ($554)						—
Unrealized gain on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	947	947

Other comprehensive income	—	—	—	—	—	—	—	947

Comprehensive income	—	—	—	—	—	—	—	12,744
Issuances of stock	—	4	48	—	—	—	—	48
Exercise of stock options	—	19	121	—	—	—	—	121
Cancellation of shares	—	(20)	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	(2,161)	—	—	(2,161)

Balance, December 31, 2004	80,000	13,495	39,308	7,342	71,005	—	56	117,711
Net income	—	—	—	—	12,189	—	—	12,189

Other comprehensive income, net of taxes of ($476)						—
Unrealized gain on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	598	598

Other comprehensive income	—	—	—	—	—	—	—	598

Comprehensive income	—	—	—	—	—	—	—	12,787
Income tax benefit from stock options	—	—	—	402	—	—	—	402
Issuances of stock	—	6	79	—	—	—	—	79
Exercise of stock options	—	253	2,028	—	—	—	—	2,028
Cancellation of shares	—	(18)	(219)	—	—	—	—	(219)
Cash dividends paid	—	—	—	—	(3,289)	—	—	(3,289)

Balance, December 31, 2005	80,000	13,736	$41,196	$7,744	$79,905	$—	$654	$129,499

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2004 and 2005

(In Thousands)

	2003	2004	2005
OPERATING ACTIVITIES:
Net income	$7,823	$11,797	$12,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,549	29,450	30,720
Amortization of debt issuance costs	630	744	967
(Gain) loss on sale of property and equipment	350	(1,274)	(1,374)
Impairment of property and equipment and other assets	517	1,707	143
Gain on sale of collection and hauling operations	(720)	(3,482)	(184)
Cumulative effect of change in accounting principle	1,067	—	—
Provision for doubtful accounts	2,219	3,687	2,091
Stock compensation expense	120	48	79
Provision (benefit) for deferred income taxes	(1,564)	2,525	332
Forgiveness of officer loans	1,118	—	—
Changes in operating assets and liabilities, net of effects from acquisition and disposition of related businesses:
Receivables	(2,188)	(2,508)	(7,452)
Prepaid expenses and other current assets	306	110	1,317
Other assets	(3,964)	(815)	754
Accounts payable and accrued liabilities	3,651	5,014	4,944
Deferred revenue and other liabilities	(838)	(519)	1,844

Net cash provided by operating activities	39,076	46,484	46,370

INVESTING ACTIVITIES:
Purchases of property and equipment	(29,557)	(32,199)	(34,264)
Acquisitions of related business, net of cash acquired	(39,823)	(21,785)	(31,937)
Proceeds from sale of property and equipment and other assets	2,510	3,220	3,415
Proceeds from sale of collection and hauling operations	16,302	17,694	7,988
Settlement of acquisition liabilities	1,644	(1,537)	(297)
Other	—	397	115

Net cash used in investing activities	(48,924)	(34,210)	(54,980)

FINANCING ACTIVITIES:
Proceeds from issuance of long term debt	40,176	19,010	47,697
Principal payments of long-term debt	(24,381)	(30,727)	(38,416)
Principal payments of capital lease obligations	(439)	(160)	(212)
Financing costs	(2,373)	(39)	(68)
Dividends paid	(1,077)	(2,161)	(3,289)
Net proceeds from exercise of stock options	335	121	2,028

Net cash provided by (used in) financing activities	12,241	(13,956)	7,740

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,393	(1,682)	(870)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,734	4,127	2,445

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,127	$2,445	$1,575

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2004 and 2005

(In Thousands)

	2003	2004	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$9,347	$9,203	$9,517

Cash paid for income taxes	$5,513	$5,309	$3,863

Supplemental Schedule of Noncash Transactions—

During 2004 and 2005, the Company acquired approximately $383 and $561, respectively, of fixed assets by entering into capital lease arrangements.

As of December 31, 2005, approximately $4,245 of fixed asset additions were included in accounts payable.

During the twelve-month period ended December 31, 2005, the Company sold an insurance policy in exchange for 17,617 shares of the Company’s common stock with a fair value of approximately $219 (See Note 11).

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Business Operations—Waste Industries USA, Inc. (the “Company”) is a regional solid waste services company providing solid waste collection, transfer, recycling, processing and disposal services to customers in North Carolina, South Carolina, Georgia, Mississippi, Tennessee, Virginia and Florida.

Basis of Presentation—The Company’s consolidated financial statements include its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

c. Allowance for Doubtful Accounts— The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimated allowance for doubtful accounts is based upon historical collection trends, type of customer, such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The allowance for doubtful accounts was $2.3 million and $2.4 million at December 31, 2004 and 2005, respectively. One customer, Crisp County Solid Waste Management Authority (“the Authority”) represented approximately $1.0 and $1.2 million of the allowance for doubtful accounts at December 31, 2004 and 2005. In 2004, the Company became aware of circumstances that raised substantial doubt as to the collectibility of accounts receivable from this customer and for 2004, increased its allowance related to these receivables by $2.5 million to $4.1 million and wrote off approximately $3.1 million, leaving a reserve of approximately $1.0 million for the Authority. Additionally, the Company has fully reserved for a $1.0 million note receivable from this customer. Refer to Note 13 for additional information regarding the Authority.

If the financial condition of the Company’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

d. Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risks consist primarily of accounts receivable. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base. No single customer accounted for more than 4.0% of revenues in 2003, 2004 and 2005. One customer, the Authority, accounted for approximately 4% and 5% of the net accounts receivable balance as of December 31, 2004 or 2005, respectively. Please refer to Note 13 for further discussion of the Authority. The Company does not believe that the loss of any single customer would have a material adverse effect on its results of operations.

e. Inventories— Inventories consist of operating materials and supplies held for use and are stated at the lower of cost or market (less costs to sell) using the specific-identification method.

WASTE INDUSTRIES USA. INC

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

Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. Interest capitalized for the years ended December 31, 2003, 2004 and 2005 was $235,000, $125,000, and $759,000, respectively. In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfills permitted and probable to be permitted capacity. Units-of-consumption amortization rates are determined annually. The rates are determined by management based on estimates provided by the Company’s internal and third party engineers, and consider the information provided by surveys which are performed at least annually.

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

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company operates as one reporting unit based on its current reporting structure.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On an ongoing basis, the Company performs an annual goodwill impairment test. At least quarterly, the Company analyzes whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. An impairment adjustment after adoption of SFAS No. 142, if any, will be recognized as an operating expense. The Company adopted July 31 as its annual assessment date. The Company completed its annual impairment test as of July 31, 2005 in the fourth quarter of 2005 and determined that there was no goodwill impairment.

Intangible assets with a definite life are amortized over their expected lives, typically five to ten years (see Note 4) on a straight-line or accelerated basis to match the economic benefit received.

h. Restricted Cash— Restricted cash consists principally of funds held in trust for the payments of closure and post-closure obligations related to a landfill.

i. Deferred Financing Costs— Included in other noncurrent assets are debt issue costs relating to borrowings (see Note 5). Debt issue costs are amortized to interest expense over the life of the related debt.

j. Derivative Financial Instruments and Other Comprehensive Income (Loss)— The Company utilizes cash flow hedge agreements to manage a portion of its risks related to fluctuations in interest rates and certain commodity prices. The fair values of all derivative instruments are recorded as assets and liabilities in the Company’s consolidated balance sheets. The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into a hedge transaction. The Company’s derivative instruments generally qualify for hedge accounting treatment under SFAS No. 133. In order to qualify for hedge accounting, criteria must be met, including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. To the extent the hedge is considered effective, changes in fair value are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings.

k. Asset Impairment— In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, the Company reviews long-lived assets for impairment on a market-by-market basis whenever events or changes in the circumstances indicate that the carrying amount of an asset might not be recoverable. If an evaluation is required, the projected future net cash flows on an undiscounted basis attributable to each market would be compared to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that market. If an impairment is indicated, the amount of the impairment is measured based on the fair value of the asset. The remaining useful lives are also evaluated to determine whether events and circumstances warrant revised estimates of such lives. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Impairment of certain intangible assets and operating equipment resulted in charges of $0.5 million, $0.3 million, and $0.1 million for the years ended December 31, 2003, 2004, and 2005, respectively. The 2004 results also include a $1.4 million asset impairment charge related to the Company’s determination that certain landfill permitting efforts had a less than probable chance of success.

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

m. Landfill Accounting – The Company has adopted the provisions of SFAS No. 143 in accounting for landfill closure and post-closure as well as landfill final capping.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n. Self –Insurance Reserves— The Company assumes the risks for medical, dental, workers compensation and casualty insurance exposures up to certain loss thresholds set forth in separate insurance contracts. The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by management with assistance from third-party experts. The insurance accruals are influenced by the Company’s past claims experience factors, which have a limited history.

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

Earnings per share for the years ended December 31, 2003, 2004 and 2005 is calculated as follows (in thousands, except per share amounts):

	2003	2004	2005
Numerator:
Net income	$7,823	$11,797	$12,189

Denominator:
Denominator for basic earnings per share	13,439	13,497	13,661
Effect of dilutive securities - option to purchase common stock	119	168	160

Denominator for diluted earnings per share	13,558	13,665	13,821

Basic earnings per share	$0.58	$0.87	$0.89

Diluted earnings per share	$0.58	$0.86	$0.88

Antidilutive options to purchase common stock not included in the earnings per share calculation	183	111	192

p. Dividends—The Company paid semi-annual cash dividends in 2003 and 2004. In 2005 the Board of Directors of the Company voted to consider payment of quarterly dividends at the same rate as the semi-annual dividend. The Company paid three quarterly dividends in 2005. The Company intends to pay dividends when sufficient cash is available to effect the dividend without impeding the Company’s ability to pay its debts as they become due in the usual course of business.

q. Stock Option Plan— The Company accounts for employee stock compensation in accordance with Accounting Principles Board (“APB”) No. 25, under which no compensation cost is recorded in the statement of operations. Under APB No. 25, the total compensation expense, which is recognized over the vesting period of the award, is equal to the intrinsic value at the measurement date, which is the first date that both the exercise price and number of shares to be issued is known.

SFAS No. 123, Accounting For Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires companies that do not elect to account for stock-based compensation as prescribed by this statement to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards under the stock plan consistent with the methods required by SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2003, 2004 and 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2004	2005
Net Income:
As reported	$7,823	$11,797	$12,189
Deduct - total stock based compensation determined under fair value based method for all awards	542	467	555

Pro forma — for SFAS No. 123	$7,281	$11,330	$11,634

Earnings Per Share:
Basic:
As reported	$0.58	$0.87	$0.89
Pro forma — for SFAS No. 123	$0.54	$0.84	$0.85

Diluted:
As reported	$0.58	$0.86	$0.88
Pro forma — for SFAS No. 123	$0.54	$0.83	$0.84

The fair value of options granted under the Company’s stock plan during 2003, 2004 and 2005 was estimated using the Black-Scholes option-pricing model and the following assumptions:

	2003	2004	2005
Weighted-average grant-date fair value of options granted	$3.06	$3.90	$4.50
Weighted- average expected lives (years)	5.00	5.00	5.00
Risk-free interest rate	2.98%	3.74%	3.91%
Volatility	48.30%	42.19%	39.78%

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

Commercial and industrial services and certain residential services are provided under 1 to 5 year contracts. Revenue under these contracts is recognized when services are provided, as the Company believes this is the best indicator of performance of the contractual obligation. The Company recognizes revenue related to contractual price increases based on fluctuations in CPI or other indices when the price increases become effective. Certain contracts limit the Company’s ability to pass on price increases to its customers. If circumstances arise that may impact the profitability of a contract, the contract is examined at that time. If the Company determines that a loss will result from the performance of such a contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

Revenues from the sale of recycled materials and equipment are recognized upon delivery.

Components of our revenue are as follows (amounts in millions):

	Year Ended December 31,
	2003	2004	2005
Collection:
Residential	$55.3	$55.5	$65.2
Commercial	68.5	76.8	84.3
Industrial	79.0	87.2	86.5
Disposal and transfer	39.5	44.7	50.5
Other	22.3	21.7	24.1

Total revenue	$264.6	$285.9	$310.6

s. Segment Information—The Company has determined that it operates one segment representing the collection, transfer, recycling, and disposal of non-hazardous solid waste in the Southeastern United States as the Company’s Chief Operating Decision Maker regularly reviews operating results on a consolidated basis in deciding how to allocate resources and in assessing operating performance.

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

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

u. New Accounting Pronouncements— In November 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, In Determining Whether to Report Discontinued Operations. The Task Force reached a consensus that classification of a disposed component as a discontinued operation is appropriate only if the ongoing entity:

•	has no continuing direct cash flows (and further clarifies what constitutes a direct cash flow); and

•	does not retain an interest, contract, or other arrangement sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction.

The Company adopted EITF Issue No. 03-13 on January 1, 2005 and has applied it to material components disposed of from that date forward. Refer to Note 2. Exchanges of assets that occurred in 2004 were not required to be reported as discontinued operations, based on the Company’s interpretation of SFAS No. 144.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred which is generally upon acquisition, construction, or development and/or through the normal operation of the asset. FIN 47 clarifies the term “conditional asset retirement obligation” as used in FASB No. 143 and clarifies when an entity would have sufficient information to reasonably estimate the fair value of the asset retirement obligation. The Company’s adoption of FIN 47 in the fourth quarter of 2005 did not have a material impact on the Company’s financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R requires all entities to recognize compensation expense in their financial statements for all share-based payments (e.g., stock options and restricted stock) granted to employees based upon the fair value of the award on the grant date. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer permitted.

The Company adopted the pronouncement on January 1, 2006. SFAS No. 123R permits public companies to adopt its requirements using one of two methods, a modified prospective approach or a modified retrospective approach. The Company adopted the modified prospective approach, in which it will recognize compensation cost for new awards and for awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered. The compensation cost for awards granted prior to the effective date will be attributed to periods on or after the required effective date using the attribution method that was used in proforma disclosures under SFAS No. 123, except that the method of recognizing forfeitures as they occur will not be continued. Instead, forfeitures will be estimated upon grant and factored into the expense to be taken over the requisite service period. The estimate shall be revised if subsequent information indicates that the number of awards expected to have the requisite service period rendered differs from the original estimate, with the cumulative effect of the change recognized at that time.

Accordingly, the adoption of SFAS No. 123R’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall cash flows or financial position. The exact impact of SFAS No. 123R will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in its pro forma net income and earnings per share calculation included in Note 1(q).

v. New Accounting Pronouncements Not Yet Adopted- SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

On July 14, 2005, the FASB issued an exposure draft of a proposed interpretation of SFAS No. 109, Accounting for Income Taxes, which would address the accounting for uncertain income tax positions. The proposed interpretation would require that uncertain income tax benefits be probable of being sustained in order to record such benefits in the consolidated financial statements. The Company

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currently accounts for uncertain income tax benefits in accordance with SFAS No. 5, Accounting for Contingencies. Under SFAS No. 5, contingent losses are recorded when it is probable that an income tax position will not be sustained and the amount of the disallowance can be reasonably estimated. The FASB has publicly stated that it expects to issue the final interpretation in the first quarter of 2006.

w. Presentation— Certain 2003 and 2004 financial statement amounts have been reclassified to conform to the 2005 presentation. All periods have been restated to present the results of discontinued operations.

x. Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The fair value of the Company’s fixed rate facilities with Prudential Insurance Company of America, using an estimate of interest rates currently available to the Company, was $29.1 million at December 31, 2005. The carrying value of the secured notes was $28.6 million at December 31, 2005. Carrying amounts of the Company’s remaining bank facility, bonds and other installment notes payable approximate fair value because interest rates are primarily variable and, accordingly, approximate current market rates.

y. Allocation of Acquisition Purchase Price – Acquisition purchase price is allocated to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Independent specialists are utilized to aid in the determination of fair values of tangible and intangible assets. The Company accrues the payment of contingent purchase price if the events surrounding the contingency are deemed assured beyond a reasonable doubt. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination.

The Company often consummates acquisitions of multiple solid waste collection or disposal operations in a single transaction. For each separately identified solid waste collection or disposal operation acquired in a single acquisition, the Company performs an initial allocation of total purchase price to the acquired operation based on its relative fair value. Following this initial allocation of total purchase price to the acquired operation, the Company further allocates the identified intangible assets and tangible assets acquired and liabilities assumed for each solid waste collection or disposal operation based on its estimated fair value at the dates of acquisition, with any residual amounts allocated to either goodwill or landfill site costs, as discussed above.

From time to time, the Company consummates acquisitions in which it exchanges operations it owns for operations owned by another solid waste company. These exchange transactions require the Company to estimate the fair market value of either the operations it receives or the operations it disposes of, whichever is more clearly evident. To the extent that the fair market value of the operations it disposes of differs from the fair market value of the operations it obtains, cash is either remitted or received to offset the difference in fair market values. In 2004, the Company completed an exchange transaction in which it acquired operations of another solid waste company in Georgia for operations in Tennessee and Mississippi, resulting in a pre-tax gain of approximately $3.5 million. In 2005, the Company completed a simultaneous purchase and sale transaction in which it acquired operations of another solid waste company in Georgia for operations in Georgia, resulting in a pre-tax gain of approximately $0.6 million.

2.	BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company’s growth strategy is to seek out accretive acquisitions of solid waste collection and disposal companies and customers in existing and adjacent markets to “tuck in” and integrate into already established branch facilities. In addition, the Company continues to pursue solid waste collection companies and customers in new markets and landfill opportunities in certain circumstances.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2004, the Company completed nine acquisitions for a total of $21.8 million, net of cash acquired which were funded primarily with net cash provided by operating activities, in addition to cash received from dispositions. During 2005, the Company completed 14 acquisitions for a total of $31.9 million, net of cash acquired, funded primarily with cash provided by operating activities and borrowings under the Company’s revolving credit facility and with $8.0 million in proceeds received from the simultaneous sale of a portion of the Company’s operations to the same party.

The results of these operations have been included in the consolidated financial statements since the acquisition date and are consistent with the Company’s strategy to improve internalization of waste into existing landfills and expand its presence in certain markets.

In accordance with SFAS No. 141, Business Combinations, the purchase price of each acquisition has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. Certain of these purchase price allocations pertaining to 2005 acquisitions are preliminary estimates, based on available information and certain assumptions that management believes are reasonable. Accordingly, these purchase price allocations are subject to finalization. In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets, historical demand and estimates of future demand for its services.

As of December 31, 2005, the recorded purchase price allocation for these acquisitions was as follows (in thousands):

	2004	2005
Tangible assets (liabilities) acquired at fair value:
Accounts receivable	$208	$1,851
Property and equipment	16,450	10,036
Liabilities assumed	(1,755)	(2,498)

Total net tangible assets acquired	14,903	9,389

Intangible assets acquired at fair value:
Customer lists	1,202	5,892
Contracts	328	211
Goodwill	5,352	16,445

Total net assets acquired at fair value	$21,785	$31,937

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma results of operations assume the transactions described above occurred as of January 1, 2003 (in thousands except per share data):

	2003	2004	2005
Total revenues	$299,757	$319,057	$321,671
Operating income	30,341	33,863	31,660

Income from continuing operations	11,315	14,566	12,881
Income (loss) from discontinued operations	109	4	(128)
Cumulative effect of a change in accounting principle	(1,067)	—	—

Net income	$10,357	$14,570	$12,753

Earnings per common share:
Basic:
Income from continuing operations	$0.84	$1.08	$0.94
Income (loss) from discontinued operations	0.01	—	(0.01)
Cumulative effect of a change in accounting principle	(0.08)	—	—

Net income	$0.77	$1.08	$0.93

Diluted:
Income from continuing operations	$0.83	$1.07	$0.93
Income (loss) from discontinued operations	0.01	—	(0.01)
Cumulative effect of a change in accounting principle	(0.08)	—	—

Net income	$0.76	$1.07	$0.92

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future operating results.

As of December 31, 2005, the Company had eight acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations. The Company believes that the potential changes to the purchase price allocations would not have a material impact on its financial condition, results of operations, or cash flows.

Dispositions

In the fourth quarter of 2004, the Company sold collection and construction and demolition landfill operations in Olive Branch, Tennessee, and collection and transfer station operations in Crossville, Tennessee, including a municipal solid waste landfill development project in a neighboring county for approximately $17.7 million in cash.

In the second and fourth quarters of 2005, the Company disposed of certain hauling and transfer operations in the Atlanta, Georgia market for approximately $8.0 million. The operations were disposed of to allow the Company to purchase operations more consistent with its overall strategy to internalize waste, reduce administrative costs, and gain route efficiencies wherever available.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the years ended December 31, 2004 and 2005, the net assets and liabilities disposed of were as follows (in thousands):

	2004	2005
Disposed assets:
Accounts receivable	$—	$184
Prepaid expenses and other assets	44	—
Inventory	71	—
Property and equipment	9,170	1,969
Other long term assets	17	27
Goodwill, net	3,025	5,894
Other Intangibles, net	2,627	280

Total net assets disposed of	14,954	8,354

Disposed liabilities:
Deferred revenue	—	(981)
Other liabilities	—	70

Total net assets and liabilities disposed of	$14,954	$7,443

Portions of these disposed operations were in operation during the years ended December 31, 2003, 2004, and 2005, and, consequently, the results of those operations less applicable income taxes were reported as a separate component of income (loss) from discontinued operations (amounts in thousands):

	2003	2004	2005
Revenues	$5,911	$5,848	$4,622
Operating expenses:
Cost of operations	5,098	5,226	4,357
Selling, general and administrative	459	414	541
Depreciation and amortization	182	202	219

Income (loss) before income taxes	172	6	(495)
Income tax provision (benefit)	63	2	(183)

Income (loss) from discontinued operations (net of income taxes)	$109	$4	$(312)

In conjunction with its 2005 dispositions, the Company recognized gains on disposal of the assets and operations totaling approximately $0.5 million pre-tax and $0.2 million, net of income tax. These gains are shown as a separate component of income (loss) from discontinued operations.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004 and 2005 (in thousands):

	2004	2005
Land, land improvements and buildings	$40,185	$44,801
Landfills and associated land	109,465	123,570
Machinery and equipment	21,095	18,140
Containers	94,457	102,047
Collection vehicles	97,150	107,783
Furniture, fixtures, and office equipment	7,024	7,460
Construction in progress	442	501

Total property and equipment	369,818	404,302
Less accumulated depreciation	(171,267)	(187,912)

Property and equipment, net	$198,551	$216,390

Construction in progress includes equipment not placed in service at year-end. Landfills and associated land includes land held for development, representing various landfill properties with an aggregate cost of approximately $7.7 million and $19.0 million for the periods ended December 31, 2004 and 2005, respectively, that will not be amortized until placed in service.

Depreciation expense (including software amortization) for the years ended December 31, 2003, 2004 and 2005 was approximately $24.1 million, $23.7 million and $23.8 million, respectively. Depreciation expense includes depreciation on assets under capital leases. Landfill amortization expense was approximately $5.9 million, $5.0 million, and $5.0 million for the years ended December 31, 2003, 2004 and 2005, respectively.

4.	INTANGIBLE ASSETS

Intangible assets consist of goodwill, customer lists, transfer station permits and noncompete agreements acquired in business combinations. Intangible assets are net of accumulated amortization.

The following table summarizes the activity related to goodwill as of December 31, 2004 and 2005 (in thousands):

	2004	2005
Beginning balance as of January 1,	$85,957	$87,902
Acquisitions	5,352	16,445
Other adjustments	(382)	(1,338)
Dispositions	(3,025)	(5,894)

Ending balance as of December 31,	$87,902	$97,115

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consisted of the following as of December 31, 2004 and 2005 (in thousands):

	2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$5,717	$1,258	$4,459
Noncompete agreements	1,085	744	341

	$6,802	$2,002	$4,800

	2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$11,070	$2,730	$8,340
Noncompete agreements	540	138	402
Transfer station permits	78	10	68

	$11,688	$2,878	$8,810

Amortization expense for other intangible assets was $0.6 million, $0.8 million and $1.8 million for each of the years ended 2003, 2004 and 2005, respectively. The amortization period for customer lists and noncompete agreements is 5 to 10 years with a weighted average life of 6.7 years.

Estimated future amortization expense associated with other intangible assets at December 31, 2005 is as follows (in thousands):

Year	Amortization Expense
2006	$2,116
2007	1,784
2008	1,373
2009	1,198
2010	912
Thereafter	1,427

Total	$8,810

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2004 and 2005 (in thousands):

	2004	2005
Credit Facilities:
Term facility	$39,286	$28,571
Revolving credit facility	77,000	97,000
Bonds	40,355	40,355
Other	22	19

Total long-term debt	156,663	165,945
Less current maturities	(10,733)	(10,733)

Long-term debt, net of current maturities	$145,930	$155,212

The Company and all of its subsidiaries are co-borrowers on a revolving credit agreement with a syndicate of lending institutions for which Bank of America, N.A. (“Bank of America”) acts as agent. On September 16, 2005, the Company entered into a Commitment Increase Agreement with Bank of America as the increasing bank and as Administrative Agent, to lend up to an additional $25 million under its Amended and Restated Revolving Credit Agreement. All other terms of the credit facility remain unchanged. This credit facility now provides up to $200 million through February 2007. The Company is currently amending and extending this credit facility, which is scheduled to be completed in the end of the first quarter 2006. Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the revolver. The revolver bears interest at a rate per annum equal to, at the Company’s option, either a Bank of America base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company’s funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0.25% to 1.25% for base rate borrowings and 1.75% to 2.75% for Eurodollar rate borrowings. The revolver requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income, and limits on capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2004 and 2005. It also requires the lenders’ approval of acquisitions in some circumstances. As of December 31, 2005, $97.0 million was outstanding under the revolver. The average interest rate on outstanding borrowings under the revolver was approximately 4.4% and 6.4% at December 31, 2004 and 2005, respectively. Availability was approximately $44.9 million under the revolver as of December 31, 2005.

The Company also has a term loan facility with Prudential. The Prudential term loan facility consists of three term loans of $25 million each. Prior to 2000, the Company had fully drawn on all three of the facilities. Principal repayments are due annually on each of the $25 million term facilities. The Prudential term facilities require the Company to maintain certain financial ratios, such as debt to earnings and fixed charges to earnings, and satisfy other predetermined requirements, such as minimum net worth and net income. The Company was in compliance with these financial covenants as of December 31, 2004 and 2005. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Prudential term loan facilities. Interest on the three Prudential term facilities is paid quarterly, based on fixed rates of 7.53%, 7.21% and 7.09%, respectively. Of the Company’s outstanding Prudential facilities, $3.6 million fully matures in April 2006, $10.7 million fully matures in June 2008, and $14.3 million fully matures in February 2009.

The Company entered into a $9.5 million variable rate bond with Sampson County, North Carolina on September 10, 2003 for the funding of expansion at its landfill in that county. This bond expires in 2023 and is in addition to the Company’s existing $30.9 million Sampson facility, which expires in 2021. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. as a participating lender under the revolver. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 4.0% and 5.6% at December 31, 2004 and 2005, respectively.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual aggregate principal maturities at December 31, 2005 were as follows (in thousands):

2006	$10,733
2007	104,143
2008	7,143
2009	3,571
2010	—
Thereafter	40,355

Total	$165,945

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was $160.2 million and $166.5 million at December 31, 2004 and 2005, respectively.

6.	LEASES

The Company leases certain property and equipment under both capital and operating leases. Gross property and equipment recorded under capital leases was approximately $0.5 million and $1.0 million at December 31, 2004 and 2005, respectively. The related accumulated amortization was approximately $0.2 million and $72,000 at December 31, 2004 and 2005, respectively.

Future minimum lease payments as of December 31, 2005 for capital and operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

	Capital Leases	Operating Leases	Total
2006	$496	$2,593	$3,089
2007	196	2,193	2,389
2008	164	1,596	1,760
2009	—	812	812
2010	—	232	232
Thereafter	—	3,729	3,729

Total minimum lease payments	$856	$11,155	$12,011

Less amount representing interest	(123)

Less current portion	(416)

Long term capital lease obligation	$317

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total rental expense for all operating leases and short-term rental agreements for the years ended December 31, 2003, 2004 and 2005 is as follows (in thousands):

	2003	2004	2005
Buildings and sites	$1,932	$2,019	$2,037
Trucks and equipment	1,392	1,945	1,724

Total	$3,324	$3,964	$3,761

7.	LANDFILLS

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

Once the Company has determined the estimates of final capping, closure and post-closure obligations, the Company then inflates those costs to the expected time of payment and discounts those expected future costs back to present value. The Company is currently inflating these costs in current dollars until expected time of payment using an inflation rate of 2.5% and is discounting these costs to present value using a credit-adjusted, risk-free discount rate between 7.25% to 8%. The credit-adjusted, risk-free rate is based on the risk-free interest rate adjusted for the Company’s credit standing. Management reviews these estimates at least once a year. Significant changes in future final capping, closure and post-closure cost estimates and inflation rates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill’s capacity that has been consumed, and (2) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any change related to the capitalized and future cost of the landfill asset is then recognized in amortization expense prospectively over the remaining capacity of the landfill. Changes in the Company’s credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

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

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and liabilities associated with final capping, closure and post-closure costs consisted of the following at the dates presented (in thousands):

	December 31, 2004	December 31, 2005
Landfill assets	$109,465	$123,570
Accumulated landfill airspace amortization	(21,007)	(25,459)

Net landfill assets	$88,458	$98,111

	December 31, 2004	December 31, 2005
Final capping	$4,862	$6,181
Closure/post-closure	410	599

Total liabilities	$5,272	$6,780

Current portion	$3,162	$3,030
Long term	2,110	3,750

Total liabilities	$5,272	$6,780

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes to landfill liabilities were as follows for the years ended December 31, 2004 and 2005 (in thousands):

	2004	2005
Beginning balance	$6,164	$5,272
Obligations incurred	1,206	1,036
Obligations settled	(1,418)	(682)
Interest accretion	636	414
Change in estimate	(1,316)	740

Ending balance	$5,272	$6,780

8.	INCOME TAXES

The balance of deferred income tax assets and liabilities at December 31, 2004 and 2005 were as follows (in thousands):

	2004	2005
Current deferred income tax assets (liabilities) relate to:
Allowance for bad debts	$2,315	$1,209
Accrued vacation	320	377
Interest rate swap agreements	(32)	(502)
Other accruals not currently deductible	523	343
Prepaid expenses	(570)	(127)
State operating loss carryforwards	184	224

Net current deferred income tax assets	$2,740	$1,524

Noncurrent deferred income tax assets (liabilities) relate to:
Basis and depreciation differences - fixed assets	$(16,782)	$(17,859)
Basis and depreciation differences - intangibles	(5,005)	(4,480)
Other	(842)	—

Net noncurrent deferred tax liabilities	$(22,629)	$(22,339)

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax expense for the years ended December 31, 2003, 2004 and 2005 were as follows (in thousands):

	2003	2004	2005
Current income taxes:
Federal	$6,916	$3,287	$7,355
State (1)	756	1,094	438

Total current income taxes	7,672	4,381	7,793
Provision (benefit) for deferred income taxes	(1,564)	2,525	499

Total	$6,108	$6,906	$8,292

The following is a reconciliation of income taxes at the Federal statutory rate (34% for 2003 and 2004, 35% for 2005) to actual income tax expense recorded for each of the three years in the period ended December 31, 2005 (in thousands):

	2003	2004	2005
Federal tax at the statutory rate	$5,063	$6,293	$7,213
State income taxes, net of federal tax benefit (1)	222	722	573
Non-deductible goodwill	1,767	—	—
Change in valuation allowance (2)	(379)	—	—
Change in tax rate	(602)	—	—
Other	—	—	660
Other permanent items, net	37	(109)	(154)

Total	$6,108	$6,906	$8,292

(1)	The Company accrued an additional current state tax liability of $423,000 in 2004 related to tax credits taken in prior years. The State of North Carolina has disallowed certain credits which were approved by the State Department of Commerce in prior years. This was paid in 2005. In 2005, the Company increased its current state tax liability by approximately $294,000 related to uncertain tax positions.
(2)	The Company’s valuation allowance was reduced by $379,000 in 2003 due to the utilization of losses in various jurisdictions.

9.	SHAREHOLDERS’ EQUITY

During 2003, 2004 and 2005, the Company issued 2,725 shares, 4,266 shares and 5,649 shares, respectively, of Company common stock with a fair value of approximately $23,000, $48,000 and $79,000, respectively, as partial compensation paid to Directors.

During 2003, 2004 and 2005, stock options totaling 51,672, 18,201 and 253,277 shares were exercised with net proceeds of approximately $335,000, $121,000 and $2,028,000, respectively. In connection with the exercise of the options in 2003, 2004 and 2005, the Company recorded an income tax benefit of approximately $97,000, $0 and $402,000, respectively, as an increase to paid in capital.

In connection with the January 1, 2003 acquisition of Patriot Waste Systems, 100,000 shares of Company common stock were issued and 20,000 shares were subsequently cancelled, with a net fair value of approximately $666,000 as partial consideration of the total $4.8 million purchase price.

In 2005, the Company’s Chairman, Lonnie C. Poole, Jr., purchased two life insurance policies which were previously assigned to the Company in connection with the settlement of prior loans. To purchase one of the policies, Mr. Poole transferred to the Company 17,617 shares of the Company’s common stock with an approximate value of $219,500 and the Company subsequently cancelled such shares.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company paid dividends of $0.08 per share in December 2003, June 2004, and December 2004. In August 2005, the Board of Directors of the Company voted to consider payment of quarterly dividends at the same rate as the semi-annual dividend. The Company paid dividends of $0.08 per share in June 2005, August 2005 and December 2005.

Under the Company’s current revolving bank facility, the Company is limited in the amount it may pay in cash dividends in any year, which is currently $3,500,000. The Company must meet financial covenants contained in the facility, including covenants relating to minimum net worth, minimum net income and maximum levels of capital expenditures and indebtedness. If the Company were not in compliance with these covenants, or were otherwise in default under the facility, it would not be able to pay cash dividends.

10.	DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME (LOSS)

Interest Rate Swaps

The Company utilizes cash flow hedge agreements to manage a portion of its risks related to fluctuations in interest rates. The Company entered into an interest rate swap agreement effective January 1, 2002 to modify the interest characteristics of its outstanding long-term debt and has designated the qualifying instrument as a cash flow hedge. Under the agreement, the interest rate swap has a notional value of $50.0 million with a fixed interest rate of 4.2%. The agreement expired November 2004.

In March 2004, the Company entered into additional interest rate swaps to hedge notional debt values of $30.0 million and $10.0 million, respectively. These swaps are effective for the period of November 2004 through February 2007 with fixed interest rates of 2.7%.

The Company measures effectiveness of the interest rate swaps by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s credit facility using the change in variable cash flow method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in accompanying consolidated statements of operations as interest expense. The interest rate swaps were fully effective during the years ended December 31, 2003, 2004 and 2005.

The fair value of the Company’s interest rate swaps is obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreements taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. The fair value of the interest rate swap agreements represented an asset of approximately $0.6 million and $1.0 million at December 31, 2004 and 2005, respectively.

The components of comprehensive income (loss), net of related income taxes for the years ended December 31, 2003, 2004 and 2005, are as follows (in thousands):

	2003	2004	2005
Net income	$7,823	$11,797	$12,189
Other comprehensive income -
Unrealized gains on cash flow hedges, net of deferred income taxes of ($272), ($554) and ($309) for the years ended 2003, 2004 and 2005, respectively	475	947	598

Comprehensive income	$8,298	$12,744	$12,787

	2003	2004	2005
Change in unrealized gains on cash flow hedges	$1,306	$2,026	$515
Less: reclassification adjustment for net charges included in net income	(831)	(1,079)	83

Net change in unrealized gains on qualifying cash flow hedges	$475	$947	$598

Commodity Swaps

The Company enters into commodity swap contracts to hedge its recycling revenue received for old corrugated cardboard (“OCC”). The notional amounts hedged under these agreements represent approximately 31% of the Company’s expected OCC volume for 2006.

The fair value of the Company’s commodity swap contracts was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity swap contracts taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity swap agreements represented a liability of approximately $0.5 million and an asset of $0.4 million at December 31, 2004 and 2005, respectively.

The Company has used heating oil option agreements to manage a portion of its exposure to fluctuation in diesel fuel oil prices. To date, such agreements have not been significant to its financial condition and results of operations. The fair value of the Company’s fuel commodity swap contract was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity swap contracts taking into consideration the difference between the contract value of the fuel volume and values currently quoted for agreements of similar term and maturity. On December 28, 2004, the Company entered into a heating oil hedge contract, effective January 1, 2005, to cap its exposure on 1.2 million gallons of diesel fuel at $1.90 per gallon. The hedge coverage represented approximately 80% of the Company’s first quarter diesel fuel requirements, and expired on March 31, 2005. In November 2005, the Company entered into a heating oil hedge contract, effective December 1, 2005, to cap its exposure on 2.5 million gallons of diesel fuel at $2.53 per gallon through April 2006. The hedge coverage represents approximately 87% of the Company’s diesel fuel requirements for this period. The fair value of the swap agreement represented an asset of approximately $75,000 and $54,000 at December 31, 2004 and 2005, respectively.

The Company estimates that it will reclassify approximately $0.8 million in gains on cash flow hedges within net operating results in its 2006 consolidated statements of operations.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	RELATED PARTY TRANSACTIONS

Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, is a member of a limited liability company that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space. The lease was entered into in June 1999 with a term of 10 years. Rental expense related to this lease was approximately $497,000, $509,000 and $587,000 for the years ended 2003, 2004 and 2005, respectively, and is included in selling, general and administrative expenses. Management believes that the lease is on terms comparable to those with third parties.

The Company provided office space and administrative services to a company owned by Lonnie C. Poole, Jr., the Company’s founder and Chairman of the Board of Directors. The amount billed for such services was $6,000 for the years ended 2003 and 2004, and $2,000 for the year ended 2005. As of June 1, 2005, the Company no longer provides office space and administrative services to Mr. Poole’s company.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases aircraft from time to time from two companies, one owned by Lonnie C. Poole, Jr., the Company’s Chairman, and one owned in part by Lonnie C. Poole, III, the Company’s Vice President, Corporate Development. The amounts paid to these companies for rental of such aircraft for the years ended December 31, 2003, 2004 and 2005 were approximately $0, $700 and $1,400, respectively, to the company owned by Lonnie C. Poole, Jr., and $0, $6,600 and $50,000, respectively, to the company partly owned by Lonnie C. Poole, III. Management believes that the lease terms are comparable to those with third parties.

Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, Carol Poole, the wife of the Company’s Chairman, Lonnie C. Poole Jr., and Scott J. Poole, the son of Lonnie C. Poole, Jr., are members of a limited liability company that operates a fuel and convenience retail operation from which the Company from time to time has purchased fuel. The amount paid to this company for fuel for the years ended December 31, 2003, 2004 and 2005 was approximately $0, $15,600 and $600, respectively. Management believes the Company paid the same prices for the fuel as was paid to third parties.

In January 2005, the Company purchased approximately 3.8 acres of property adjacent to its Newport, North Carolina operation from Property Management Group Partnership (“PMG Partnership”) for approximately $140,000 for the purpose of expansion. PMG Partnership is comprised of three partners, two of whom are Lonnie C. Poole, Jr., Chairman of the Board of the Company, and Jim W. Perry, President and Chief Executive Officer of the Company. The Company obtained a third party appraisal prior to the purchase. Management believes that the transaction was executed on terms comparable to those with third parties.

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

In 1998, the Company was offered the opportunity to purchase two tracts of land that had potential as a regional solid waste disposal facility. The Company had been looking for a landfill site and this land was one of several sites the Company was considering. The owners of the land were unwilling to extend a purchase option for a period long enough to enable the Company to determine the feasibility of the site as a regional solid waste disposal facility and to obtain the necessary franchise from the county in which the landfill would be located and permits from the state in which the landfill would be located. The Company’s general practice is not to acquire property for which it does not have a plan for development in the short-term and for which it has not obtained, to the extent practicable, a site suitability determination and the necessary franchise and permits. Rather than forego this potential opportunity, management determined that it was in the Company’s best interest for an unrelated third party to purchase and hold the land until such time as the Company was able to develop a plan and obtain a site suitability determination and a franchise and permits for the landfill. After management was unable to identify a third party willing to undertake this endeavor in the very little time available, a limited liability company (“LLC”) owned by a trust controlled by Lonnie C. Poole, III, the Company’s Vice President, and Scott J. Poole, sons of Lonnie C. Poole, Jr., the Company’s Chairman of the Board of Directors, purchased the land in December 1998. This LLC was purchased by Lonnie C. Poole, Jr. in 2005. As is customary for the Company when evaluating disposal sites, the Company incurred normal engineering, legal, marketing, consulting and other due diligence expenses to determine site feasibility, but the Company has no obligation to purchase the site. These costs of acquiring and carrying the site were borne entirely by the LLC. No costs were incurred by the Company in 2005. If, after completion and analysis of the site suitability determination, the Company determines the landfill is feasible and is able to obtain a franchise for the facility and reasonably believes that the necessary permits could be obtained, the Company will have the opportunity to purchase the site from the LLC upon negotiated terms, which would be reviewed and approved by a majority of the Company’s disinterested directors and, if deemed necessary, by a majority of disinterested shareholders voting on the transaction, as a condition to any purchase.

From 2000 through 2005, the Company sponsored a split dollar life insurance plan that was available to key employees, which plan is discussed in Note 12, Benefit Plans. Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, and Harrell J. Auten, the Company’s Vice President, Sales and Marketing, participated in the plan. Under the plan, the Company paid all of the premiums on life insurance policies owned by Mr. Poole and Mr. Auten. Because each executive was taxed on a portion of each year’s premium, the executive is required to repay only the premium amount that was not taxed. Each executive officer collaterally assigned his policy to the Company to secure the repayment of this portion of the premium payments.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s payment of the premiums on the split dollar life insurance policies could be viewed as a loan to the executives. Beginning in July 2002, the Sarbanes-Oxley Act prohibits loans to directors and executive officers of the Company, but the premium payments on the policies owned by Mr. Poole and Mr. Auten were inadvertently continued by the Company after July 2002. Mr. Poole has been an executive officer of the Company since the arrangement began, and Mr. Auten has been an executive officer since 2005. Upon identification of the loan issue in December 2005, the Company discontinued the premium payments effective December 31, 2005 and requested repayment of the portion of the premiums due the Company. At December 31, 2005, the sum of the premium payments owed by Mr. Poole to the Company was approximately $121,000 and the sum of the premium payments owed by Mr. Auten to the Company was approximately $52,000. The Company discontinued the split dollar life insurance plan effective December 31, 2005. In exchange for rights and benefits surrendered by the executives under the discontinued split dollar life insurance plan, the Company agreed to pay Mr. Poole approximately $96,000 and Mr. Auten approximately $37,000. Once the premiums are repaid, the Company’s rights under the life insurance policies will be released.

12.	BENEFIT PLANS

401(k) Profit Sharing And Retirement Plan—The Company has a 401(k) Savings and Retirement Plan and Trust for the benefit of its full-time employees who have more than one year of service and are over 21 years of age. Employee contributions made under this 401(k) pre-tax contribution plan are matched by the Company with certain restrictions. The Company’s matching contributions to the 401(k) plan were approximately $716,000, $727,000 and $867,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Contributions by the Company are included in operating costs and expenses in the accompanying consolidated statements of operations.

Self-insured Medical and Dental Plan—The Company has a self-insured plan for employee medical and dental benefits. The plan covers all full-time employees of the Company beginning on the 91st day of employment. The Company pays a portion of the expenses for its employees and their dependents and withholds from employees’ wages additional to offset a portion of the cost of these benefits. As claims are processed, the third-party plan administrator requests reimbursement funds from the Company. The Company maintains stop loss coverage for the plan at $150,000 per claim, per year. The Company’s total costs relating to the plan (including premiums paid, claims paid, and fees) for 2003, 2004 and 2005 was approximately $5.1 million, $5.9 million and $5.5 million, respectively.

Deferred Compensation Plan – The Company has a deferred compensation plan available to key employees. For the period from 2000 to 2005, a participant could elect to defer up to $20,000 of annual cash compensation under the plan. Beginning in 2006, a participant may elect to defer up to 100% of annual cash compensation. The Company may increase the amount of the deferral credited under the plan by an amount that is based upon the deferral amount (the “matching amount”) and by an amount that is a percentage of compensation established by the Company (the “nonelective amount”). The matching amount in 2006 and in prior periods is 65% of the amount deferred up to 6% of the participant’s compensation, so that the maximum matching amount for a year would be 3.9% of total compensation. The Company has not awarded a nonelective amount. Amounts deferred prior to 2006 are credited with a fixed rate of increase of 6% per year. Amounts deferred in 2006 and thereafter will be credited with a rate of increase at the same rate as the rate of earnings credited under a “rabbi trust” established by the Company. The amounts deferred by the participants are fully vested. The Company’s matching and nonelective amounts are vested at 20% after two years of service, with vesting of 20% each year thereafter. Payments will be made in an amount equal to the participant’s deferrals, matching amounts, and increases at a time elected by the participant in accordance with rules set by Section 409A of the Internal Revenue Code of 1986.

The Company recorded a deferred compensation liability of approximately $255,000 and $328,000 as an accrued liability at December 31, 2004 and December 31, 2005, respectively.

Split Dollar Life Insurance Plan – From 2000 through 2005, the Company sponsored a split dollar life insurance plan available to key employees. The split dollar life insurance plan was discontinued effective December 31, 2005. Under the plan, the Company paid the premiums on the life insurance policies of the participating employees. The untaxed portions of the premium payments made by the Company were subject to repayment by the employees, which repayment was secured by a collateral assignment of the life insurance policies to the Company. No premiums will be paid by the Company after 2005. At December 31, 2004, approximately $232,000 of untaxed advanced premiums relating to key employees were due to the Company and are reflected on its Consolidated Balance Sheets as noncurrent receivables. At December 31, 2005, approximately $276,000 of untaxed advanced premiums relating to key employees are reflected on its Consolidated Balance Sheets as current receivables.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	COMMITMENTS AND CONTINGENCIES

Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are adequately covered by insurance, or are of a nature that if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position or results of operations.

In addition, the Company has identified the following matters which could have an impact on the Company’s financial position or results of operations:

TransWaste Services, Inc. v Solid Waste Management Authority of Crisp County, Georgia, Defendant, and Central Bank & Trust, Garnishee, Superior Court of Crisp County, State of Georgia, Case No. 99-V-419

The Company’s subsidiary TransWaste Services, LLC (“TransWaste”) provides waste collection, hauling and disposal services for the Solid Waste Management Authority of Crisp County, Georgia (“the Authority”) pursuant to three 25-year collection, transportation and service agreements with the Authority dated December 20, 1996. Pursuant to these agreements, TransWaste is the exclusive provider of waste collection and transfer services to the Authority, which consists of approximately 30 municipal members or participants.

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

Since August 2001, TransWaste has provided trash collection, transportation and disposal services on behalf of the Authority to the approximately 30 municipalities that have contracted with the Authority for such services via a “diversion plan” that contains understandings and obligations that are materially different than the terms of the December 1996 agreements. The 2004 and 2005 revenue attributable to the Authority was approximately $10.8 million and $11.3 million, respectively. While not reduced to a written document signed by the parties, it is TransWaste’s position that the diversion plan has been approved and accepted by the Authority and FSA and constitutes a modification to the agreements due to the course of conduct of the parties. The Authority and FSA dispute this position. At the time of this report, TransWaste, FSA and the Authority were pursuing a global resolution of these issues through negotiation.

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

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While the precise amounts of these future obligations cannot be determined, the Company provides accruals for these estimated costs as the remaining permitted airspace of landfills is consumed. The Company’s estimate of these costs considers when the costs would actually be paid and factors in inflation and discount rates. At December 31, 2004 and 2005, the Company had accrued approximately $5.3 million and $6.8 million for such costs. Significant revisions in estimated lives of the Company’s landfills or significant increases in our estimates of landfill closure and post closure costs could have a material adverse impact on the Company’s financial condition and results of operations.

The City of Chesapeake, et al v. Camden County, et al, Superior Court of Camden County, Docket No. 05 CVS 95

Black Bear Disposal, LLC (“Black Bear”), one of the Company’s wholly-owned subsidiaries, entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002. The Franchise Agreement gives Black Bear the exclusive right to build and operate a municipal solid waste landfill in the County, on a tract of approximately 1,000 acres. On November 3, 2005, the City of Chesapeake, Virginia, 13 individuals and a limited partnership alleging to own property in the vicinity of the proposed landfill, and the Camden Citizens Action League, Inc. filed suit in Camden County Superior Court against Camden County, the Board of Commissioners of Camden County, the five Camden County Commissioners and the County Manager in both their official and individual capacities, and Black Bear. In their complaint, the plaintiffs seek a number of judicial determinations, including a declaration that the Franchise Agreement and underlying Franchise Ordinance are void, that certain prerequisites to the approval of the Franchise Ordinance and execution of the Franchise Agreement were not met, and that certain prerequisites to Black Bear’s permit application to the North Carolina Department of Environment and Natural Resources (“DENR”) were not met. The defendants, including Black Bear, filed a Motion to Dismiss, Answer, Affirmative Defenses and Counterclaims on January 19, 2006, moving to dismiss the plaintiffs’ complaint on the basis of the applicable statutes of limitation, the failure to join a necessary party, lack of subject matter and personal jurisdiction, sovereign and governmental immunity, lack of standing, and the failure to exhaust administrative remedies, denying many of the factual allegations of the plaintiffs’ complaint, and raising as affirmative defenses the applicable statutes of limitation, the terms of a November 22, 2004 Nondisclosure Agreement between the Company and the Southeastern Public Service Authority of Virginia (“SPSA”), in which SPSA, for itself and its members (Chesapeake is a member of SPSA), had agreed not to interfere with or oppose the Company’s plans for a landfill in Camden County, and the doctrines of estoppel, waiver, release, sovereign, governmental and legislative immunities, laches, and the failure to exhaust administrative remedies. The defendants’ counterclaims include claims that the plaintiffs have tortiously interfered with Black Bear’s Franchise Agreement, that Chesapeake has breached the Nondisclosure Agreement, and that Chesapeake has misused Black Bear’s confidential information in violation of the Nondisclosure Agreement and the North Carolina Trade Secrets Protection Act. In the counterclaims, the defendants, including Black Bear, seek the damages suffered as a result of plaintiffs’ tortious interference, and Chesapeake’s breach of the Nondisclosure Agreement and misuse of confidential information, including damages in excess of $3,000,000 per year for any delay in the opening of the proposed landfill. Defendants Black Bear and the County are currently responding to written discovery from Chesapeake. The defendants have asked that their Motion to Dismiss be heard by the Court during the week of April 24, 2006.

The Company intends to vigorously defend this matter and pursue these and any other potential counterclaims against the plaintiffs. If the plaintiffs succeed in this matter, Black Bear could be required to re-negotiate the Franchise Agreement or re-apply for a franchise with the County and/or re-submit and/or amend its request for a site suitability determination to DENR. If the landfill is not developed, the Company may not recover all of its $9.9 million of capitalized costs. The Company is continuing its efforts to develop this landfill.

Pursuant to the Franchise Agreement, Black Bear has agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the Franchise Agreement. As a result, Black Bear is liable for the expenses of, and any damages or other awards ultimately determined against, those defendants.

Other

The Company has an unconditional purchase obligation to acquire certain fixed assets during 2006 of approximately $3.3 million.

At December 31, 2004 and 2005, the Company had entered into irrevocable letters of credit including performance bonds with available credit totaling approximately $41.8 million and $48.3 million, respectively. According to the terms of the $200 million Bank of America facility, the availability of funds on that facility is reduced by the lesser of outstanding letters of credit or $60 million (See Note 5). At December 31, 2004 and 2005, no amounts were drawn under the outstanding letters of credit.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCK OPTION PLAN

The Company has a stock option plan (the “Stock Option Plan”) whereby a total of 1,800,000 shares of common stock are reserved for issuance under the Stock Option Plan. The Stock Option Plan provides for grants of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to employees (including officers and employee directors), and the Stock Option Plan provides for grants of non-statutory stock options to non-employee directors and consultants. The Stock Option Plan also allows for the grant of stock purchase rights. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plan may be incentive stock options or non-statutory stock options and generally have a term of five years from the date of grant and vest over periods determined at the date of grant. The exercise prices of the options are determined by the Company’s Board of Directors and will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant. The Stock Option Plan will terminate in April 2007, unless terminated earlier by the Board of Directors.

A summary of the status of the Stock Option Plan as of December 31, 2003, 2004 and 2005 and changes during the years ending on those dates is as follows:

	Shares	Weighted Average Exercise Price
Balance, January 1, 2003	620,568	$11.51
Granted	200,388	6.63
Forfeitures	(154,148)	16.65
Exercised	(51,672)	6.48

Balance, December 31 2003	615,136	11.51
Granted	207,999	10.94
Forfeitures	(76,309)	13.74
Exercised	(18,201)	6.66

Balance, December 31, 2004	728,625	9.09
Granted	136,380	14.19
Forfeitures	(27,330)	9.22
Exercised	(253,277)	8.01

Balance, December 31, 2005	584,398	$10.74

The number of stock options available for future issuance under the 1997 Stock Option Plan is 399,182.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes certain information about the Company’s Stock Option Plan at December 31, 2005:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Exercisable
				Number of Options	Weighted Average Exercise Prices
$6.10 - $6.94	182,761	1.54	$6.56	135,229	$6.57
$7.00 - $8.25	40,283	2.17	$7.30	25,002	$7.36
$10.72 - $11.79	169,245	3.34	$10.99	62,461	$10.99
$13.90 - $16.78	142,109	4.30	$14.27	12,659	$14.90
$17.88	50,000	3.50	$17.88	50,000	$17.88

	584,398			285,351

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations as reported and restated for the effect of the discontinued operations (see Note 2) for the fiscal year 2004:

		FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
		(In thousands, except per share data)
Total revenues:	2004 as reported	$69,240	$74,390	$75,221	$72,874
	2004 as restated	67,985	73,153	74,052	70,686

Gross profit:	2004 as reported	$23,679	$24,242	$23,847	$23,974
	2004 as restated	23,480	24,056	23,742	23,784

Income from continuing operations:	2004 as reported	$2,825	$3,060	$3,402	$2,510
	2004 as restated	2,778	3,027	3,454	2,534

Earnings from continuing operations per share:
Basic:	2004 as reported	$0.21	$0.23	$0.25	$0.18
	2004 as restated	0.21	0.22	0.25	0.19

Diluted:	2004 as reported	$0.21	$0.22	$0.25	$0.18
	2004 as restated	0.21	0.22	0.25	0.18

Net income:	2004 as reported	$2,825	$3,060	$3,402	$2,510	(1)
	2004 as restated	2,825	3,060	3,402	2,510	(1)

Earnings per share:
Basic:	2004 as reported	$0.21	$0.23	$0.25	$0.18
	2004 as restated	0.21	0.23	0.25	0.19

Diluted:	2004 as reported	$0.21	$0.22	$0.25	$0.18
	2004 as restated	0.21	0.22	0.25	0.18

Weighted average number of shares outstanding:
Basic	2004	13,493	13,502	13,509	13,497
Diluted	2004	13,658	13,667	13,678	13,672

(1)	In the fourth quarter of 2004, the Company recorded a gain of $3.5 million related to the sale of collection and hauling operations and recorded an asset impairment charge of $1.4 million related to the Company’s determination that certain landfill permitting efforts had a less than probable chance of success. Additionally, in the fourth quarter of 2004, the Company recorded a charge of approximately $2.3 million to bad debt expense to write off or reserve for certain accounts receivable of a major customer.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the unaudited consolidated quarterly results of operations as reported and restated for the effect of the discontinued operations (see Note 2) for the fiscal year 2005:

		FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
		(In thousands, except per share data)
Total revenues:	2005 as reported	$72,027	$77,259	$82,877	$81,150
	2005 as restated	69,343	$77,259	$82,877	$81,150

Gross profit:	2005 as reported	$23,557	$24,517	$26,382	$28,880
	2005 as restated	23,417	$24,517	$26,382	$28,880

Income from continuing operations:	2005 as reported	$2,772	$2,142	$3,040	$4,170
	2005 as restated	2,965	$2,142	$3,040	$4,170

Earnings from continuing operations per share:
Basic:	2005 as reported	$0.20	$0.16	$0.22	$0.30
	2005 as restated	0.22	$0.16	$0.22	$0.30

Diluted:	2005 as reported	$0.20	$0.15	$0.22	$0.30
	2005 as restated	0.22	$0.15	$0.22	$0.30

Net income:	2005 as reported	$2,772	$2,421	$3,040	$3,956
	2005 as restated	2,772	$2,421	$3,040	$3,956

Earnings per share:
Basic:	2005 as reported	$0.20	$0.18	$0.22	$0.29
	2005 as restated	0.20	$0.18	$0.22	$0.29

Diluted:	2005 as reported	$0.20	$0.17	$0.22	$0.29
	2005 as restated	0.20	$0.17	$0.22	$0.29

Weighted average number of shares outstanding:
Basic	2005	13,538	13,675	13,706	13,723
Diluted	2005	13,774	13,853	13,852	13,871

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance 12/31/2002	Charges to Expense	Write-offs/ Payments	Balance 12/31/2003
Allowance for doubtful accounts	$2,237	$2,219	$(1,848)	$2,608
Reserve for note receivable from customer	960	—	—	960
Reserve for self-insurance	2,869	8,735	(8,984)	2,620

	Balance 12/31/2003	Charges to Expense	Write-offs/ Payments	Balance 12/31/2004
Allowance for doubtful accounts	$2,608	$3,687	$(4,036)	$2,259
Reserve for note receivable from customer	960	—	—	960
Reserve for self-insurance	2,620	10,949	(10,163)	3,406

	Balance 12/31/2004	Charges to Expense	Write-offs/ Payments	Balance 12/31/2005
Allowance for doubtful accounts	$2,259	$2,091	$(1,954)	$2,396
Reserve for note receivable from customer	960	—	—	960
Reserve for self-insurance	3,406	11,482	(10,227)	4,661

S-1