Form 10-Q
period 2006-03-31
WASTE INDUSTRIES USA INC
filed 2006-05-10
CIK 1125845

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	13,835,766 shares
(Class)	(Outstanding at May 5, 2006)

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2005	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,575	$65
Accounts receivable - trade, net of allowance for uncollectible accounts of $2,396 and $2,512 at December 31, 2005 and March 31, 2006, respectively	34,541	32,132
Accounts receivable - other	1,376	1,137
Receivables from employees	276	291
Inventories	1,547	1,444
Deferred income taxes	1,524	1,524
Assets of discontinued operations	—	778
Prepaid expenses and other current assets	1,049	4,437

Total current assets	41,888	41,808

Property and equipment, net	216,390	211,052
Goodwill, net	97,115	95,014
Other intangible assets, net	8,810	8,582
Assets of discontinued operations	—	12,292
Other noncurrent assets	3,952	3,144

Total assets	$368,155	$371,892

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2005	March 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$16,579	$13,967
Acquisition related liabilities	658	746
Cash overdraft	—	1,730
Dividends payable	—	1,245
Accrued liabilities and other payables	6,065	6,767
Current maturities of long-term debt	10,733	10,733
Accrued wages and benefits	4,258	5,193
Closure/post-closure liabilities	3,030	2,655
Income taxes payable	3,844	1,815
Reserve for self-insurance	4,661	4,697
Deferred revenue	6,707	7,532

Total current liabilities	56,535	57,080

Long-term debt, net of current maturities	155,212	154,641
Noncurrent deferred income taxes	22,339	22,349
Liabilities of discontinued operations	—	528
Other long-term liabilities	4,570	4,818
Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, no par value, shares authorized - 80,000,000 shares; issued and outstanding: December 31, 2005 - 13,736,178 March 31, 2006 - 13,830,919	41,196	41,916
Paid-in capital	7,744	7,882
Retained earnings	79,905	82,050
Unrealized gains on cash flow hedges	654	628

Total shareholders’ equity	129,499	132,476

Total liabilities and shareholders’ equity	$368,155	$371,892

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2006
Revenues:
Service revenues	$68,139	$79,039
Equipment sales	154	188

Total revenues	68,293	79,227

Operating costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	45,340	51,654
Cost of equipment sales	106	129
Selling, general and administrative	9,086	11,675
Depreciation and amortization	6,810	8,049
Gain on sale of property and equipment and other assets	(25)	(50)
Impairment of property and equipment and other assets	126	—

Total operating costs and expenses	61,443	71,457

Operating income	6,850	7,770

Interest expense	2,342	2,548
Interest income	(12)	(46)
Other	(21)	(88)

Total other expense, net	2,309	2,414

Income from continuing operations before income taxes	4,541	5,356
Income tax expense	1,794	1,985

Income from continuing operations	2,747	3,371

Discontinued operations (Note 2):
Income from discontinued operations (net of income taxes)	25	19

Net income	$2,772	$3,390

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2006
Earnings per share:

Basic:
Income from continuing operations	$0.20	$0.25
Income from discontinued operations	—	—

Net income	$0.20	$0.25

Diluted:
Income from continuing operations	$0.20	$0.24
Income from discontinued operations	—	—

Net income	$0.20	$0.24

Cash dividends declared per share of common stock	$—	$0.09

Weighted-average number of common shares outstanding:
Basic	13,538	13,761
Diluted	13,774	13,911

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2006

(In Thousands)

(Unaudited)

						Unrealized Losses on Cash Flow Hedges	Total Shareholders’ Equity
	Shares		Common Stock	Paid-in Capital	Retained Earnings
	Authorized	Outstanding
Balance at December 31, 2005	80,000	13,736	$41,196	$7,744	$79,905	$654	$129,499
Net income	—	—	—	—	3,390	—	3,390

Other comprehensive income, net of income taxes of $15
Unrealized loss on cash flow hedges, net of reclassification adjustment	—	—	—		—	(26)	(26)

Other comprehensive income	—	—	—	—	—	—	(26)

Comprehensive income	—	—	—	—	—	—	3,364
Exercise of stock options	—	95	720	—	—	—	720
Stock option expense	—	—	—	95			95
Income tax benefit from stock options	—	—	—	43	—	—	43
Dividends declared	—	—	—	—	(1,245)	—	(1,245)

Balance at March 31, 2006	80,000	13,831	$41,916	$7,882	$82,050	$628	$132,476

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2006
Operating Activities:
Net income	$2,772	$3,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,078	8,187
Landfill accretion expense	106	416
Amortization of debt issuance costs	181	204
Asset impairment	126	—
Gain on sale of property and equipment and other assets	(25)	(50)
Stock compensation expense	14	95
Provision for deferred income taxes	829	25
Change in fair value of commodity hedges	—	696
Provision for doubtful accounts	595	574
Changes in operating assets and liabilities, net of effects from acquisition and disposition of related businesses:
Receivables	1,878	1,306
Prepaid expenses and other current assets	352	(2,112)
Other assets	(295)	(114)
Accounts payable and accrued liabilities	(1,227)	(1,204)
Deferred revenue and other liabilities	(1,735)	21

Net cash provided by operating activities	10,649	11,434

Investing Activities:
Acquisitions of related businesses, net of cash acquired	(2,510)	(2,397)
Purchases of property and equipment	(6,782)	(9,914)
Proceeds from sale of property and equipment and other assets	392	252
Settlement of acquisition liabilities	(298)	(198)
Other	1,224	(54)

Net cash used in investing activities	(7,974)	(12,311)

Financing Activities:
Proceeds from issuance of long-term debt	5,000	10,000
Principal payments of long-term debt	(10,572)	(10,571)
Principal payments of capital lease obligations	(56)	(327)
Debt issuance costs	—	(491)
Excess tax benefit from stock option exercises	—	36
Net proceeds from exercise of stock options	1,448	720

Net cash used in financing activities	(4,180)	(633)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,505)	(1,510)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,445	1,575

CASH AND CASH EQUIVALENTS, END OF PERIOD	$940	$65

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,147	$2,648

Cash paid for income taxes	$1,940	$4,234

See Notes to Unaudited Condensed Consolidated Financial Statements.

Supplemental disclosure of non-cash transactions (dollars in thousands) – As of March 31, 2006, approximately $4,524 of fixed asset additions were included in accounts payable.

As of March 31, 2006, the Company had $1,245 in dividends declared but not paid.

During the first quarter of 2005, the Company acquired approximately $346 of fixed assets by entering into a capital lease.

During the first quarter of 2005, the Company sold an insurance policy in exchange for 17,617 shares of the Company’s common stock with a face value of approximately $219 (see Note 7.)

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

New Accounting Pronouncements - Adopted

Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R requires all entities to recognize compensation expense in their financial statements for all share-based payments (e.g., stock options and restricted stock) granted to employees based upon the fair value of the award on the grant date. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer permitted.

The Company adopted this standard as of the beginning of the first quarter of fiscal 2006 using the modified prospective method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. See “Stock-Based Compensation” within this section for discussion regarding the impact of the adoption of SFAS No. 123R.

New Accounting Pronouncements - Not Yet Adopted

On July 14, 2005, the FASB issued an exposure draft of a proposed interpretation of SFAS No. 109, Accounting for Income Taxes, which would address the accounting for uncertain income tax positions. The proposed interpretation would require that uncertain income tax benefits be probable of being sustained in order to record such benefits in the consolidated financial statements. The Company currently accounts for uncertain income tax benefits in accordance with SFAS No. 5, Accounting for Contingencies. Under SFAS No. 5, contingent losses are recorded when it is probable that an income tax position will not be sustained and the amount of the disallowance can be reasonably estimated. The FASB has publicly stated that it expects to issue the final interpretation in 2006.

Stock-Based Compensation

The Company has two types of stock-based compensation arrangements.

Stock Options

The Company has a stock option plan (the “Stock Option Plan”) whereby a total of 1,800,000 shares of common stock are reserved for issuance under the Stock Option Plan. The Stock Option Plan provides for grants of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to employees (including officers and employee directors), and the Stock Option Plan provides for grants of non-statutory stock options to non-employee directors and consultants. The Stock Option Plan also allows for the grant of stock purchase rights. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plan may be incentive stock options or non-statutory stock options and generally have a term of five years from the date of grant and vest over periods determined at the date of grant, typically straight-line over four years. The exercise prices of the options are determined by the Company’s Board of Directors and will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant. The Stock Option Plan will terminate in April 2007, unless terminated earlier by the Board of Directors.

Prior to January 1, 2006, the Company accounted for its stock option plan under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. The Company did not generally recognize stock option expense in its consolidated statements of operations.

As a result of the adoption of SFAS No. 123R on January 1, 2006, the Company’s results for the first quarter of fiscal 2006 include stock-based compensation expense relating to stock options of approximately $0.1 million (earnings per share of $.01 basic and diluted). These amounts are included within selling, general, and administrative expenses on the condensed consolidated statements of operations. This expense relates solely to options granted prior to the January 1, 2006 date of adoption of SFAS No. 123R, as the Company granted no stock options in the first quarter of 2006. These pre-adoption stock options are primarily incentive stock options and typically vest over a period of four years with a five-year contractual life. As of March 31, 2006, there existed approximately $0.8 million of unrecognized compensation costs related to these pre-adoption stock options, which are expected to be recognized over a weighted average period of 2.3 years. The total grant date fair value of shares vested during each of the three months ended March 31, 2005 and 2006 was approximately $0.1 million.

A summary of the status of the Stock Option Plan as of March 31, 2006 and changes during the three months ended on that date is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractal Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	584,398	$10.74
Forfeitures	(11,067)	11.40
Expired	(1,856)	6.31
Exercised	(94,741)	7.61

Outstanding at March 31, 2006	476,734	$11.36	2.98	$4,915

Vested and unvested expected to vest at March 31, 2006	435,417	$11.14	2.87	$4,588

Exercisable at March 31, 2006	215,018	$10.84	2.47	$2,329

The total intrinsic value of options exercised during the three months ended March 31, 2005 and 2006 was approximately $1.0 million and $0.9 million, respectively.

The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option pricing model and used the assumptions noted in the following table for the options granted in 2005. Expected volatility is based on the historical volatility of the Company’s common stock price. The Company uses historical data to estimate option exercises and employee terminations used in the model. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is based upon the current annual dividend rate as computed using the stock price at the option grant date. As of March 31, 2006, the Company had approximately 0.4 million options available for future issuance under its current stock option plan.

The fair value of options granted under the Company’s stock plan during 2003, 2004 and 2005 was estimated using the Black-Scholes option-pricing model and the following assumptions:

	2003	2004	2005
Weighted-average grant-date fair value of options granted	$3.06	$3.90	$4.50
Weighted- average expected lives (years)	5.00	5.00	5.00
Risk-free interest rate	2.98%	3.74%	3.91%
Expected dividend yield	0.00%	1.49%	2.30%
Volatility	48.30%	42.19%	39.78%

As previously stated, the Company adopted SFAS No. 123R using the modified prospective method. In accordance with the modified prospective method, the unaudited condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. The following table illustrates the effect on net income per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 during the first quarter of 2005 (in thousands, except per share data):

Three Months Ended March 31, 2005
Net income:
As reported	$2,772
Deduct - total stock-based compensation determined under fair value based method for all awards	(91)

Pro forma	$2,681

Earnings per share:
Basic:
As reported	$0.20
Pro forma	$0.20

Diluted:
As reported	$0.20
Pro forma	$0.19

The Company primarily grants incentive stock options, which do not result in an income tax deduction to the Company unless a disqualifying disposition takes place. Consequently, no income tax benefit is recorded on incentive stock options as the options vest or are exercised unless a disqualifying disposition takes place. Prior to the adoption of SFAS No. 123R, the Company presented all income tax benefits resulting from the exercise of stock options as operating cash flows in its condensed consolidated statements of cash flows. SFAS No. 123R requires cash flows resulting from excess income tax benefits to be shown as part of cash flows from financing activities.

Cash received from option exercises for the three-month periods ended March 31, 2005 and 2006 was approximately $1.4 million and $0.7 million, respectively, and is shown as financing cash inflows in the Company’s condensed consolidated statements of cash flows.

Stock

The Company pays a portion of its directors’ fees with stock. Directors’ fees settled with stock are expensed as the service is performed. The amount of shares available for settlement is based upon the closing price of the stock on the date of payment and the cash price of the services. For the three-month period ended March 31, 2005, the Company recognized approximately $14,000 for the portion of directors’ fees settled in stock. For the three-month period ended March 31, 2006, the Company accrued approximately $29,000 for directors’ fees, of which $16,000 was settled with stock in the second quarter of 2006.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

The Company purchases operations consistent with its overall strategy to internalize waste and expands its presence in certain markets in order to reduce administrative costs, and gain route efficiencies, wherever available. If an operation is no longer consistent with the Company’s overall strategy, it may be sold.

Acquisitions

In the three-month period ended March 31, 2006, the Company made two acquisitions totaling $2.4 million in cash to increase its presence in the Atlanta, Georgia market. Approximately $0.3 million in additional purchase price has been accrued as a current liability. The results of these operations have been included in the consolidated financial statements since the respective acquisition dates.

In accordance with SFAS No. 141, Business Combinations, the purchase price of each acquisition has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. These purchase price allocations are preliminary estimates, based on available information and certain assumptions that management believes are reasonable. Accordingly, certain of these purchase price allocations pertaining to acquisitions that occurred within the past twelve months are subject to finalization including but not limited to verification of physical inventories, verification of customer accounts receivable and deferred revenue, and final valuation of definite lived intangible assets. In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets, historical demand and estimates of future demand for its services.

As of March 31, 2006, the recorded purchase price allocation for the 2006 acquisitions was as follows (in thousands):

Tangible assets (liabilities) acquired at fair value:
Accounts receivable	$287
Property and equipment	798
Liabilities assumed	(640)

Total net tangible assets acquired	445
Intangible assets acquired at fair value:
Customer lists	400
Noncompete agreements	10
Goodwill	1,542

Total net assets acquired, at fair value	$2,397

The following unaudited pro forma results of operations for the three-month periods ended March 31, 2005 and 2006 assume that the acquisitions described above had occurred as of January 1, 2005 (in thousands, except per share data):

	2005	2006
Total revenues	$68,872	$79,562
Operating income	6,981	7,838
Income from continuing operations	2,803	3,396
Income from discontinued operations	25	19

Net income	$2,828	$3,415

Earnings per common share:
Basic:
Income from continuing operations	$0.21	$0.25
Income from discontinued operations	—	—

Net income	$0.21	$0.25

Diluted:
Income from continuing operations	$0.20	$0.24
Income from discontinued operations	—	—

Net income	$0.20	$0.24

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future operating results.

Dispositions

On April 1, 2006, the Company sold a landfill operation in Jacksonville, Florida to Advanced Disposal, Inc. for approximately $15.8 million. As of March 31, 2006, the assets and liabilities identified to be sold are shown in the Company’s condensed consolidated balance sheets as assets and liabilities of discontinued operations.

The results of operations of businesses sold in 2005 and 2006 that are included in net income for the three-month periods ended March 31, 2005 and 2006 were reported as discontinued operations as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Revenues	$3,734	$1,413
Operating expenses:
Cost of operations	3,049	1,154
Selling, general and administrative	375	101
Depreciation and amortization	268	127

Income before income taxes	42	31
Income tax provision	17	12

Income from discontinued operations (net of income taxes)	$25	$19

3. INTANGIBLE ASSETS

Intangible assets consist of goodwill, customer lists, transfer station permits and noncompete agreements acquired in business combinations. Intangible assets are net of accumulated amortization.

The following table summarizes the activity related to goodwill for the three-month period ended March 31, 2006 (in thousands):

Beginning balance as of January 1, 2006	$97,115
Acquisitions of collection and hauling operations	1,542
Reclass to assets of discontinued operations	(3,700)
Adjustments to purchase price allocations	57

Ending balance as of March 31, 2006	$95,014

Other intangible assets consisted of the following at December 31, 2005 and March 31, 2006 (in thousands):

	December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$11,070	$2,730	$8,340
Noncompete agreements	540	138	402
Transfer station permits	78	10	68

	$11,688	$2,878	$8,810

	March 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$11,414	$3,283	$8,131
Noncompete agreements	550	165	385
Transfer station permits	78	12	66

	$12,042	$3,460	$8,582

Amortization expense of other intangible assets for the three-month periods ended March 31, 2005 and 2006 was $253,000 and $588,000, respectively. The weighted average amortization period for other intangible assets is 7.5 years. Other intangible assets are amortized on a straight-line or accelerated basis to match the economic benefit received from the asset.

For the three-month periods ended March 31, 2005 and 2006, the Company recognized impairment expense of approximately $50,000 and $0, respectively, related to certain customer lists.

Estimated future amortization expense associated with other intangible assets at March 31, 2006 was as follows (in thousands):

Year	Amortization Expense
Remainder 2006	$1,609
2007	1,853
2008	1,424
2009	1,236
2010	943
2011	674
Thereafter	843

Total	$8,582

4. EARNINGS PER SHARE

The Company computes earnings per share data in accordance with the requirements of SFAS No. 128, Earnings per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding, plus the effect of outstanding stock options using the treasury stock method, which for the current period included consideration of stock-based compensation required by SFAS No. 123R.

Earnings per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2006
Income from continuing operations	$2,747	$3,371
Income (loss) from discontinued operations	25	19

Net income	$2,772	$3,390

Denominator used for basic earnings per share - Weighted average number of shares outstanding	13,538	13,761

Denominator used for diluted earnings per share:
Denominator used for basic earnings per share	13,538	13,761
Dilutive impact of stock options outstanding	236	150

Weighted average number of shares outstanding	13,774	13,911

Earnings per share:
Basic:
Income from continuing operations	$0.20	$0.25
Income from discontinued operations	—	—

Net income	$0.20	$0.25

Diluted:
Income from continuing operations	$0.20	$0.24
Income from discontinued operations	—	—

Net income	$0.20	$0.24

Antidilutive options to purchase common stock not included in earnings per share calculation	57	50

The antidilutive options were excluded from the earnings per share calculations as the exercise price of the options exceeded the fair value of the common stock during the above period.

5. LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2005 and March 31, 2006 (in thousands):

	December 31, 2005	March 31, 2006
Credit Facilities:
Term facility	$28,571	$25,000
Revolving credit facility	97,000	100,000
Bonds	40,355	40,355
Other	19	19

Total long-term debt	165,945	165,374
Less current maturities	(10,733)	(10,733)

Long-term debt, net of current maturities	$155,212	$154,641

The Company and all of its subsidiaries are co-borrowers on a $200 million revolving credit agreement with a syndicate of lending institutions for which Bank of America, N.A. (“Bank of America”) acts as agent. On March 24, 2006, the Company completed the amendment and restatement of this credit facility to extend the maturity to October 2009 and to allow the Company to increase the facility up to $300 million at any time prior to the maturity date. In addition, the borrowing rates and some of the financial covenants were amended on March 24, 2006.

Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the revolver. The amended revolver bears interest at a rate per annum equal to, at the Company’s option, either a Bank of America base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company’s funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0% to 1.0% for base rate borrowings and 1.25% to 2.5% for Eurodollar rate borrowings. The revolver, before and after amendment, requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, and limits on capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2005 and March 31, 2006. The revolver also requires the lenders’ approval of acquisitions in some circumstances. As of March 31, 2006, $100 million was outstanding under the revolver. The average interest rate on outstanding borrowings under the revolver was approximately 6.4% and 6.5% at December 31, 2005 and March 31, 2006, respectively. Availability was approximately $40.6 million under the revolver as of March 31, 2006 after consideration of outstanding letters of credit.

The Company also has a term loan facility with Prudential. The Prudential term loan facility consists of three term loans of $25 million each. Prior to 2000, the Company had fully drawn on all three of the facilities. Principal repayments are due annually on each of the $25 million term facilities. The Prudential term facilities require the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, and limits on capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2005 and March 31, 2006. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Prudential term loan facilities. Interest on the three Prudential term facilities is paid quarterly, based on fixed rates of 7.53%, 7.21% and 7.09%, respectively. Of the Company’s outstanding Prudential facilities, $3.6 million fully matures by April 2006, $10.7 million fully matures by June 2008, and $10.7 million fully matures by February 2009.

The Company entered into a $9.5 million variable rate bond with Sampson County, North Carolina on September 10, 2003 for the funding of expansion at its landfill in that county. This bond expires in 2023 and is in addition to the Company’s existing $30.9 million Sampson facility, which expires in 2021. Both facilities are backed by a letter of credit issued by Wachovia Bank N.A. as a participating lender under the revolver. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 5.6% and 5.0% at December 31, 2005 and March 31, 2006, respectively.

Aggregate principal maturities of long-term debt at March 31, 2006 were as follows (in thousands):

Current	$10,733
13 to 24 months	7,143
25 to 36 months	7,143
37 to 48 months	100,000
49 to 60 months	—
Thereafter	40,355

Total	$165,374

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was $166.5 million and $165.7 million at December 31, 2005 and March 31, 2006, respectively.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31, 2005 and March 31, 2006 (in thousands):

	December 31, 2005	March 31, 2006
Land, land improvements and buildings	$44,801	$40,897
Landfills and associated land	123,570	121,003
Machinery and equipment	18,140	16,940
Containers	102,047	103,972
Collection vehicles	107,783	109,568
Furniture, fixtures, and office equipment	7,460	7,335
Construction in progress	501	3,197

Total property and equipment	404,302	402,912
Less accumulated depreciation	(187,912)	(191,860)

Property and equipment, net	$216,390	$211,052

Construction in progress includes equipment not placed in service as of the balance sheet date. Landfills and associated land includes land held for development, representing various landfill properties with an aggregate cost of approximately $19.0 million and $18.0 million as of December 31, 2005 and March 31, 2006, respectively. The land held for development will not be amortized until placed in service.

Depreciation expense (including software amortization) for the three-month periods ended March 31, 2005 and 2006 was approximately $5.4 million and $6.0 million, respectively. Landfill amortization expense was approximately $1.1 million and $1.5 million for the three-month periods ended March 31, 2005 and 2006, respectively.

Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded asset impairment charges of approximately $76,000 for the three-month period ended March 31, 2005, related to certain excess equipment and vehicles that have been taken out of service. The Company determined fair value based on comparable equipment with similar remaining useful lives.

7. SHAREHOLDERS’ EQUITY

The Company issued 1,007 shares of common stock with a fair value of approximately $14,000 for the three-month period ended March 31, 2005 as directors’ fees. No shares were issued for the same period in 2006.

The Company declared a dividend of approximately $1.2 million in the first quarter of 2006 that was paid in April 2006. Under the Company’s amended revolving bank facility, payment of cash dividends is limited to 50% of the trailing twelve months’ net income. In addition, the Company must meet financial covenants contained in the facility, including covenants relating to minimum net worth and maximum levels of capital expenditures and indebtedness. If the Company is not in compliance with these covenants, or were otherwise in default under the facility, it would not be able to pay cash dividends.

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

8. DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME

Interest Rate Swaps

The Company utilizes cash flow hedge agreements to manage a portion of its risks related to fluctuations in interest rates. In March 2004, the Company entered into interest rate swaps to hedge notional debt values of $30.0 million and $10.0 million, respectively. These swaps are effective for the period November 2004 through February 2007 with fixed interest rates of 2.7%.

The Company measures effectiveness of the interest rate swaps by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s credit facility using the change in variable cash flow method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in accompanying condensed consolidated statements of operations as interest expense. The interest rate swaps were fully effective during the three-month periods ended March 31, 2005 and 2006.

The fair value of the Company’s interest rate swap is obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreements taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. The fair value of the interest rate swap agreements represented an asset of approximately $1.0 million at December 31, 2005 and March 31, 2006.

The components of comprehensive income, net of related income taxes, were as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Net income
Other comprehensive income	$2,772	$3,390
Unrealized gains (losses) on cash flow hedges, net of deferred income taxes of ($255) and $15 for the three months ended March 31, 2005 and 2006, respectively	420	(26)

Comprehensive income	$3,192	$3,364

	Three Months Ended March 31,
	2005	2006
Change in unrealized gains (losses) on cash flow hedges	$461	$(131)
Less: reclassification adjustment for net charges (credits) included in net income	(41)	105

Net change in unrealized gains (losses) on qualifying cash flow hedges	$420	$(26)

Commodity Swaps

The Company enters into commodity swap contracts to hedge its cash received from the sale of old corrugated cardboard (“OCC”). The notional amounts hedged under these agreements represent approximately 31% of the Company’s expected volume for 2006. The fair value of the Company’s commodity swap contracts was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity swap contracts taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity swap agreements represented an asset of approximately $0.4 million and a liability of $0.3 million at December 31, 2005 and March 31, 2006, respectively. The Company recognized approximately $0 and $0.7 million in expense for changes in the fair value of the OCC contracts within its condensed consolidated statements of operations for the three months ended March 31, 2005 and 2006, respectively.

The Company has used heating oil option agreements to manage a portion of its exposure to fluctuation in diesel fuel oil prices. To date, such agreements have not been significant to the Company’s financial condition and results of operations. The fair value of the Company’s fuel commodity swap contract was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity swap contracts taking into consideration the difference between the contract value of the fuel volume and values currently quoted for agreements of similar term and maturity. The fair value of the swap agreement represented an asset of approximately $54,000 and $22,000 at December 31, 2005 and March 31, 2006, respectively. The Company recognized approximately $0 and $32,000 in expense for changes in the fair value of the fuel contract within its condensed consolidated statements of operations for the three months ended March 31, 2005 and 2006, respectively.

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

In addition, the Company has identified the following matters, which could have a material impact on the Company’s financial position or results of operations:

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

In September 1999, TransWaste filed a lawsuit against the Authority for amounts due and owing for services rendered and obtained a judgment on one of its claims in the principal amount of approximately $1.0 million plus interest, although TransWaste has yet to collect on this judgment and has established an allowance against the possibility of non-payment. The Authority filed counterclaims against TransWaste seeking to recover approximately $2.0 million allegedly due from TransWaste on the theory that TransWaste had breached a “break-even guarantee” from the period of July 1 through December 31, 1998. TransWaste’s remaining claim and the Authority’s counterclaims have not been litigated and were pending on a presently inactive trial calendar in the Superior Court of Crisp County, Georgia (Case No. 99-V-419).

In addition, since August 2001, TransWaste has provided trash collection, transportation and disposal services on behalf of the Authority to the approximately 30 municipalities that have contracted with the Authority for such services via a “diversion plan” that contains understandings and obligations that are materially different than the terms of the December 1996 agreements. While not reduced to a written document signed by the parties, it is TransWaste’s position that the diversion plan had been approved and accepted by the Authority and FSA and constituted a modification to the agreements due to the course of conduct of the parties. The Authority and FSA disputed this position.

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

While the precise amounts of these future obligations cannot be determined, the Company provides accruals for these estimated costs as the remaining permitted airspace of landfills is consumed. The Company’s estimate of these costs considers when the costs would actually be paid and factors in inflation and discount rates. At December 31, 2005 and March 31, 2006, the Company had accrued approximately $6.8 million and $6.4 million, respectively, for such costs. Significant revisions in estimated lives of the Company’s landfills or significant increases in its estimates of landfill closure and post-closure costs could have a material adverse impact on the Company’s financial condition and results of operations.

The City of Chesapeake, et al v. Camden County, et al, Superior Court of Camden County, Docket No. 05 CVS 95

Black Bear Disposal, LLC (“Black Bear”), one of the Company’s wholly owned subsidiaries, entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002. The Franchise Agreement gives Black Bear the exclusive right to build and operate a municipal solid waste landfill in the County, on a tract of approximately 1,000 acres. On November 3, 2005, the City of Chesapeake, Virginia, 13 individuals and a limited partnership alleging to own property in the vicinity of the proposed landfill, and the Camden Citizens Action League, Inc. filed suit in Camden County Superior Court against Camden County, the Board of Commissioners of Camden County, the five Camden County Commissioners and the County Manager in both their official and individual capacities, and Black Bear. In their complaint, the plaintiffs seek a number of judicial determinations, including a declaration that the Franchise Agreement and underlying Franchise Ordinance are void, that certain prerequisites to the approval of the Franchise Ordinance and execution of the Franchise Agreement were not met, and that certain prerequisites to Black Bear’s permit application to the North Carolina Department of Environment and Natural Resources (“DENR”) were not met. The defendants, including Black Bear, filed a Motion to Dismiss, Answer, Affirmative Defenses and Counterclaims on January 19, 2006, moving to dismiss the plaintiffs’ complaint on the basis of the applicable statutes of limitation, the failure to join a necessary party, lack of subject matter and personal jurisdiction, sovereign and governmental immunity, lack of standing, and the failure to exhaust administrative remedies, denying many of the factual allegations of the plaintiffs’ complaint, and raising as affirmative defenses the applicable statutes of limitation, the terms of a November 22, 2004 Nondisclosure Agreement between the Company and the Southeastern Public Service Authority of Virginia (“SPSA”), in which SPSA, for itself and its members (Chesapeake is a member of SPSA), had agreed not to interfere with or oppose the Company’s plans for a landfill in Camden County, and the doctrines of estoppel, waiver, release, sovereign, governmental and legislative immunities, laches, and the failure to exhaust administrative remedies. The defendants’ counterclaims include claims that the plaintiffs have tortiously interfered with Black Bear’s Franchise Agreement, that Chesapeake has breached the Nondisclosure Agreement, and that Chesapeake has misused Black Bear’s confidential information in violation of the Nondisclosure Agreement and the North Carolina Trade Secrets Protection Act. In the counterclaims, the defendants, including Black Bear, seek the damages suffered as a result of plaintiffs’ tortious interference, and Chesapeake’s breach of the Nondisclosure Agreement and misuse of confidential information, including damages in excess of $3,000,000 per year for any delay in the opening of the proposed landfill. The plaintiffs filed Motions to Dismiss, Strike, Separate Claims, Answer, Affirmative Defenses and Motion to Amend Complaint in response to defendants’ counterclaims, arguing that the counterclaims should be dismissed or stricken, or, in the alternative, separated for trial, and that plaintiffs should be given leave to amend their complaint to add Waste Industries USA, Inc. as a party, given Waste’s agreement to be considered a co-permittee on one landfill, with Black Bear.

Black Bear’s and the County defendants’ Motion to Dismiss the plaintiffs’ claims came on for hearing on April 24, 2006, as did Chesapeake’s and the other plaintiffs’ Motions to Dismiss the defendants’ counterclaims. The Court denied Black Bear’s, the County defendants’ and Chesapeake’s Motions to Dismiss, while granting the remaining plaintiffs’ Motion to Dismiss Black Bear’s and the County defendants’ counterclaims. As a result, the plaintiffs’ challenges to the Franchise Ordinance and Franchise Agreement remain pending, as do Black Bear’s and the County defendants’ counterclaims against Chesapeake. The defendants also take the position that the Court denied plaintiffs’ Motions to Strike, Separate Claims and Amend. The plaintiffs disagree with the defendant’s position, asserting that their Motions to Strike, Separate and Amend were not reached by the Court and remain pending. Plaintiffs and defendants have submitted their conflicting proposed orders to the Court for resolution of the dispute as to whether the Motions to Strike, Separate Claims and Amend were heard and denied.

The matter will now proceed to discovery on the plaintiffs’ claims and the defendants’ counterclaims, including written discovery and the depositions of the various party and third-party witnesses. The defendants anticipate renewing the defenses underlying their Motion to Dismiss in a Motion for Summary Judgment at the close of discovery.

If the plaintiffs succeed in this matter, Black Bear could be required to re-negotiate the Franchise Agreement or re-apply for a franchise with the County and/or re-submit and/or amend its request for a site suitability determination to DENR. If the landfill is not developed, the Company may not recover all of its $10.2 million of capitalized costs. The Company is continuing its efforts to develop this landfill. The Company intends to vigorously defend this matter and pursue these and any other potential counterclaims against the plaintiffs.

Pursuant to the Franchise Agreement, Black Bear has agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the Franchise Agreement. As a result, Black Bear is liable for the expenses of, and any damages or other awards ultimately determined against, those defendants.

Other

The Company has unconditional purchase obligations during 2006 of approximately $7.1 million.

At December 31, 2005 and March 31, 2006, the Company had irrevocable letters of credit including performance bonds with available credit totaling approximately $48.3 million and $49.4 million, respectively. At December 31, 2005 and March 31, 2006, no amounts were drawn under the outstanding letters of credit.

10. RELATED PARTY TRANSACTIONS

Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, is a member of a limited liability company that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space. The lease was entered into in June 1999 with a term of 10 years. Rental expense related to this lease, including operating escalation costs, was approximately $147,000 and $178,000 for the three-month periods ended March 31, 2005 and 2006, respectively, and is included in selling, general and administrative expenses. Management believes that the lease is on terms comparable to those with third parties.

The Company provided office space and administrative services to a company owned by Lonnie C. Poole, Jr., the Company’s founder and Chairman of the Board of Directors. The amount billed for such services for the three-month period ended March 31, 2005 was approximately $1,400. As of June 1, 2005, the Company no longer provided office space and administrative services to Mr. Poole’s company.

The Company leases aircraft from time to time from a company owned in part by Lonnie C. Poole, III, the Company’s Vice President, Corporate Development. The amounts paid to this company for rental of such aircraft for the three-month periods ended March 31, 2005 and 2006 were approximately $28,000 and $3,000, respectively. Management believes that the lease terms are comparable to those with third parties.

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

In 1998, the Company was offered the opportunity to purchase two tracts of land that had potential as a regional solid waste disposal facility. The Company had been looking for a landfill site and this land was one of several sites the Company was considering. The owners of the land were unwilling to extend a purchase option for a period long enough to enable the Company to determine the feasibility of the site as a regional solid waste disposal facility and to obtain the necessary franchise from the county in which the landfill would be located and permits from the state in which the landfill would be located. The Company’s general practice is not to acquire property for which it does not have a plan for development in the short-term and for which it has not obtained, to the extent practicable, a site suitability determination and the necessary franchise and permits. Rather than forego this potential opportunity, management determined that it was in the Company’s best interest for an unrelated third party to purchase and hold the land until such time as the Company was able to develop a plan and obtain a site suitability determination and a franchise and permits for the landfill. After management was unable to identify a third party willing to undertake this endeavor in the very little time available, a limited liability company (“LLC”) owned by a trust controlled by Lonnie C. Poole, III, the Company’s Vice President, and Scott J. Poole, sons of Lonnie C. Poole, Jr., the Company’s Chairman of the Board of Directors, purchased the land in December 1998. This LLC was purchased by Lonnie C. Poole, Jr. in 2005. As is customary for the Company when evaluating disposal sites, the Company incurred normal engineering, legal, marketing, consulting and other due diligence expenses to determine site feasibility, but the Company has no obligation to purchase the site. These costs of acquiring and carrying the site were borne entirely by the LLC. The Company incurred no costs in 2005 or 2006 to date. If, after completion and analysis of the site suitability determination, the Company determines the landfill is feasible and is able to obtain a franchise for the facility and reasonably believes that the necessary permits could be obtained, the Company will have the opportunity to purchase the site from the LLC upon negotiated terms, which would be reviewed and approved by a majority of the Company’s disinterested directors and, if deemed necessary, by a majority of disinterested shareholders voting on the transaction, as a condition to any purchase.

From 2000 through 2005, the Company sponsored a split dollar life insurance plan that was available to key employees. Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, and Harrell J. Auten, the Company’s Vice President, Sales and Marketing, participated in the plan. Under the plan, the Company paid all of the premiums on life insurance policies owned by Mr. Poole and Mr. Auten. Because each executive was taxed on a portion of each year’s premium, the executive is required to repay only the premium amount that was not taxed. Each executive officer collaterally assigned his policy to the Company to secure the repayment of this portion of the premium payments.

The Company’s payment of the premiums on the split dollar life insurance policies could be viewed as a loan to the executives. Beginning in July 2002, the Sarbanes-Oxley Act prohibits loans to directors and executive officers of the Company, but the premium payments on the policies owned by Mr. Poole and Mr. Auten were inadvertently continued by the Company after July 2002. Mr. Poole has been an executive officer of the Company since the arrangement began, and Mr. Auten has been an executive officer since 2005. Upon identification of the loan issue in December 2005, the Company discontinued the premium payments effective December 31, 2005 and requested repayment of the portion of the premiums due the Company. At March 31, 2006, the sum of the premium payments owed by Mr. Poole to the Company was approximately $122,000 and the sum of the premium payments owed by Mr. Auten to the Company was approximately $52,000. The Company discontinued the split dollar life insurance plan effective December 31, 2005. In exchange for rights and benefits surrendered by the executives under the discontinued split dollar life insurance plan, the Company agreed to pay Mr. Poole approximately $96,000 and Mr. Auten approximately $37,000. Once the premiums are repaid, the Company’s rights under the life insurance policies will be released.

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

Assets and liabilities associated with final capping, closure and post-closure costs consisted of the following at the dates presented (in thousands):

	December 31, 2005	March 31, 2006
Landfill assets	$123,570	$121,003
Accumulated landfill airspace amortization	(25,459)	(26,922)

Net landfill assets	$98,111	$94,081

	December 31, 2005	March 31, 2006
Final capping	$6,181	$6,088
Closure/post-closure	599	349

Total liabilities	$6,780	$6,437

Current portion	$3,030	$2,655
Long term	3,750	3,782

Total liabilities	$6,780	$6,437

The changes to landfill liabilities were as follows for the three-month periods ended March 31, 2005 and 2006 (in thousands):

	2005	2006
Beginning balance	$5,272	$6,780
Obligations incurred	224	307
Obligations settled	(17)	(538)
Interest accretion	106	416
Reclass to liabilities of discontinued operations	—	(528)

Ending balance	$5,585	$6,437

12. MARKETABLE SECURITIES

As of March 31, 2006, the Company owned marketable securities with a fair market value of approximately $79,000 included in a “rabbi trust” for its deferred compensation plan. The marketable securities are classified as trading securities and are included in “Other noncurrent assets” in the Company’s condensed consolidated balance sheets at March 31, 2006 at their fair value. Please refer to Note 12 of the Company’s Annual Report on Form 10-K for more information regarding the deferred compensation plan. For the three-month period ended March 31, 2006, the Company recognized approximately $2,000 in net unrealized holding gains relating to these assets. Changes in the fair value of the assets are recorded as investment income or losses.

13. SUBSEQUENT EVENTS

On April 1, 2006, the Company sold a landfill operation in Jacksonville, Florida to Advanced Disposal, Inc. for approximately $15.8 million of cash.

Subsequent to March 31, 2006, the Company acquired three operations in existing markets for approximately $1.7 million in cash.

On May 5, 2006, TransWaste, the Authority, FSA, Crisp County, Georgia and US Bank, as Trustee for the bonds, entered into an agreement (the “Crisp County Amendment”) that confirms and formalizes the current “diversion plan” under which the Company has operated since August 2001 and resolves other issues and obligations among the parties. Included in the Crisp County Amendment was an agreement among the parties to dismiss with prejudice the remaining unresolved claims of all parties under the September 1999 lawsuit. (See Note 9)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Relating to Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Some matters discussed in this Management’s Discussion and Analysis are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated, including fuel prices, the cost of complying with the Sarbanes-Oxley Act, the development and operation of landfills, general economic conditions, our ability to manage growth, the availability and integration of acquisition targets, regulatory permitting processes, impairment of goodwill, competition, geographic concentration, weather conditions, government regulation and others set forth in our Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a regional, vertically integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee, Georgia, and until April 2006, Florida, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At March 31, 2006, we operated 34 collection operations, 28 transfer stations, approximately 60 county convenience drop-off centers, 12 recycling facilities and 10 landfills in the southeastern United States serving more than 700,000 municipal, residential, commercial and industrial service locations.

We had revenues of $68.3 million and operating income of $6.9 million for the three-month period ended March 31, 2005, and revenues of $79.2 million and operating income of $7.8 million for the three-month period ended March 31, 2006.

Total revenues attributable to services provided are as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Collection:
Industrial	$19,295	$22,136
Commercial	19,118	22,290
Residential	15,141	18,519
Disposal and transfer	9,689	11,042
Recycling service	1,167	1,245
Recycled commodity sales	1,160	307
Other	2,569	3,500

Total service revenues	$68,139	$79,039

Our presence in growth markets in the southeastern United States has supported our internal growth. In addition, from 1990 through March 31, 2006, we acquired 100 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern United States and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our route density should improve, which we expect will increase our collection efficiencies and profitability.

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

We have implemented a fuel surcharge program based upon a regional fuel index, which is designed to pass to our customers appropriate increases in fuel prices. However, competitive factors may require us to absorb at least a portion of these fuel cost increases, particularly during periods of cost volatility.

At March 31, 2006, we operated approximately 60 convenience collection sites under contract with 9 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At March 31, 2006, we also operated 12 recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper and old corrugated cardboard. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by entering into hedging instruments. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve. We do not believe that our recycling services revenue is material, nor do we currently expect this revenue stream to be material to our results from operations, cash flows or capital expenditures in the foreseeable future.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At March 31, 2006, we owned or operated 28 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At March 31, 2006, we operated 10 landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the containers and compactors that we resell.

We capitalize certain expenditures related to pending acquisitions or development projects. Indirect acquisition and project development costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred. Our policy is to charge to operating costs any unamortized capitalized expenditures and advances (net of any portion thereof that we estimate to be recoverable through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that is not expected to be successfully completed. Engineering, legal, permitting, construction and other costs directly associated with the acquisition or development of a landfill are capitalized.

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

Critical Accounting Policies

We have established various accounting policies in accordance with accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of our assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions that could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the future:

Allowance For Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our estimated allowance for doubtful accounts is based upon historical collection trends, type of customer, such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The allowance for doubtful accounts was $2.4 million at December 31, 2005 and $2.5 million at March 31, 2006. One customer, the Solid Waste Management Authority of Crisp County, represented approximately $1.2 million and $1.0 million of the allowance for doubtful accounts at December 31, 2005 and March 31, 2006, respectively. Refer to Note 9 of our unaudited condensed consolidated financial statements for additional information regarding the Authority.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risks consist primarily of accounts receivable. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of our customer base. No single customer of ours accounted for more than 4% of our revenues for the three-month periods ended March 31, 2005 and 2006. One customer, the Authority, accounted for approximately 5% and 7% of our net accounts receivable balance as of December 31, 2005 and March 31, 2006, respectively. Please refer to Note 9 to our unaudited condensed consolidated financial statements for further discussion of the Authority. We do not believe that the loss of any single customer would have a material adverse effect on our results of operations.

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

Landfills

We have material financial commitments for final capping, closure and post-closure obligations with respect to our landfills. We develop our estimates of final capping, closure and post-closure obligations using input from our third-party engineers and internal accounting. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques in accordance with Statement of Financial Accounting Concepts, or SFAC, No. 7, Using Cash Flow and Present Value in Accounting Measurements. In general, we rely on third parties to fulfill most of our obligations for final capping, closure and post-closure. Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work. We intend to perform some of these capping, closure and post-closure obligations using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, we have added a profit margin onto the estimated cost of such services to better reflect their fair market value as required by Statement of Financial Accounting Standards, or SFAS, No. 143. When we then perform these services internally, the added profit margin is recognized as a component of operating income in the period earned. SFAC No. 7 further states that an estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In this situation, SFAC No. 7 indicates that it is not necessary to consider a market risk premium in the determination of expected cash flows. In the waste industry, there is not an active market that can be utilized to determine the fair value of these activities as there is no market that exists for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, we believe that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flows for landfill asset retirement obligations in accordance with SFAC No. 7.

Once we have determined the estimates of final capping, closure and post-closure obligations, we then inflate those costs to the expected time of payment and discount those expected future costs back to present value. We are currently inflating these costs in current dollars until the expected time of payment using an inflation rate of 2.5% and are discounting these costs to present value using a credit-adjusted, risk-free discount rate between 7.25% and 8%. The credit-adjusted, risk-free rate is based on the risk-free interest rate adjusted for our credit standing. Management reviews these estimates at least once per year. Significant changes in future final capping, closure and post-closure cost estimates and inflation rates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill’s capacity that has been consumed, and (2) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any change related to the capitalized and future cost of the landfill asset is then recognized in amortization expense prospectively over the remaining capacity of the landfill. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

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

Interest accretion on final capping, closure and post-closure obligations is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in operating costs on the statement of operations.

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

While the precise amounts of these future obligations cannot be determined, at March 31, 2006, we estimate total landfill closure and post-closure costs of approximately $6.4 million for the airspace consumed to date. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. We had accrued approximately $6.8 million for such projected costs as of December 31, 2005 and subsequently paid approximately $0.5 million in 2006. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations.

Derivative Financial Instruments

We utilize cash flow hedge agreements to manage a portion of our risks related to fluctuation in interest rates and certain commodity prices. The fair values of all derivative instruments are recorded as assets and liabilities in our consolidated balance sheets. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. Our interest rate swap derivative instruments qualify for hedge accounting treatment under SFAS No. 133. In order to qualify for hedge accounting, criteria must be met, including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings.

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

Intangible assets with a definite life are amortized over their expected lives, typically five to ten years (see Note 3 to our unaudited condensed consolidated financial statements in this Form 10-Q) on a straight-line or accelerated basis to match the economic benefit received.

Asset Impairment

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

Three-Month Period Ended March 31, 2006 vs. Three-Month Period Ended March 31, 2005

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed consolidated statements of income.

	Three Months Ended March 31,
	2005	2006
Total revenues	100.0%	100.0%
Service	99.8%	99.8%
Equipment	0.2%	0.2%

Total cost of operations	66.5%	65.4%
Selling, general and administrative	13.3%	14.7%
Depreciation and amortization	10.0%	10.2%
Gain on sale of property and equipment and other assets	0.0%	-0.1%
Impairment of property and equipment and other assets	0.2%	0.0%

Operating income	10.0%	9.8%

Interest expense	3.4%	3.2%
Interest income	0.0%	-0.1%
Other income	0.0%	-0.1%

Income from continuing operations before income taxes	6.6%	6.8%

Income tax expense	2.6%	2.5%

Income from continuing operations	4.0%	4.3%

Discontinued operations:
Income (loss) from discontinued operations (net of income taxes)	0.0%	0.0%
Gain on sale of operations (net of income taxes)	0.0%	0.0%

Income from discontinued operations	0.0%	0.0%

Net income	4.0%	4.3%

REVENUES. Total revenues increased approximately $10.9 million, or 16.0%, for the three-month period ended March 31, 2006, compared to the same period in 2005. This increase was due primarily to increases in residential revenue of $3.4 million or 22.3%, commercial revenue of $3.2 million or 16.6%, industrial revenue of $2.8 million or 14.7% and disposal and transfer revenue of $1.4 million or 14.0%.

The following table provides the components of service revenue growth (excluding equipment sales revenue) for the three-month period ended March 31, 2006:

March 31, 2006
SERVICE REVENUE GROWTH
Price	4.6%
Volume	0.3%
Energy surcharge	1.9%

Total internal growth	6.8%
Commodities	-1.4%
Acquisitions, net of dispositions	10.6%

Total service revenue growth	16.0%

COST OF OPERATIONS. Cost of operations (including cost of equipment sales) increased $6.3 million, or 13.9%, for the three-month period ended March 31, 2006, compared to the same period in 2005. Cost of operations as a percentage of total revenue decreased to 65.4% from 66.5% for the three-month periods ended March 31, 2006 and 2005, respectively. The following table provides the components of the costs of operations as a percentage of revenues for the three-month period ended March 31, 2006, compared with the same period in 2005.

	2005	2006	change
Labor and related benefits	20.2%	20.2%	0.0%
Landfill fees, transfer and disposal	28.9%	27.1%	-1.8%
Fuel	4.6%	6.0%	1.4%
Repairs and maintenance - fleet	6.4%	6.7%	0.3%
Casualty and workers compensation insurance	6.2%	4.3%	-1.9%
Other	0.2%	1.1%	0.9%

Total cost of operations	66.5%	65.4%	-1.1%

Disposal costs continue to decrease as a percentage of revenue as more of the waste we collect is disposed into our landfills. Casualty and workers compensation insurance costs are lower due to favorable insurance pricing as well as an improved experience rating. Fuel costs have increased 20% on a per-gallon basis for the first quarter of 2006, compared to the same period in 2005.

SELLING GENERAL AND ADMINISTRATIVE (“SG&A”). SG&A increased approximately $2.6 million, or 28.5%, for the three-month period ended March 31, 2006, compared with the same period in 2005.

	2005	2006	change
Labor and related benefits	$4,738	$5,624	$886
Provision for doubtful accounts, net of recoveries	604	507	(97)
Professional fees	742	2,118	1,376
Insurance	229	261	32
Rent	439	572	133
Travel, entertainment & meetings	439	363	(76)
Utilities and communications	376	412	36
Other	1,519	1,818	299

Total SG&A	$9,086	$11,675	$2,589

The increase in professional fees is primarily attributable to the implementation of the provisions of Section 404 of the Sarbanes-Oxley Act. In the first quarter of 2006, substantial resources were necessary to complete testing of internal controls, and to document and evaluate internal control deficiencies in order to make an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. Labor and related benefits also increased as we increased our administrative headcount and incentive-based compensation.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $1.2 million, or 18.2%, for the three-month period ended March 31, 2006 compared to the same period in 2005 as a result of fixed asset and intangible asset additions.

INTEREST EXPENSE. Interest expense (net of interest income) increased $0.2 million in the three-month period ended March 31, 2006 primarily due to increased borrowings to fund acquisitions as well as a higher average interest rate on outstanding borrowings under our revolving credit facility, partially offset by interest capitalized in relation to ongoing construction projects.

INCOME TAX EXPENSE. The effective income tax rate decreased to 37% in the three-month period ended March 31, 2006 from a rate of 39.5% in the same period in 2005 due primarily to the 2005 increase in our estimated deferred income tax liabilities.

DISCONTINUED OPERATIONS. Income from discontinued operations, net of income taxes decreased negligibly from that of the same three-month period in 2005. In 2005, we disposed of certain operations in the Atlanta market area. In 2006, we disposed of a landfill operation (effective April 1, 2006) in the Jacksonville, Florida market.

NET INCOME. Net income increased $0.6 million, or 22.3%, to $3.4 million in the three-month period ended March 31, 2006. This increase was primarily due to overall higher gross margin, partially offset by increased SG&A costs.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at March 31, 2006 was a negative $15.3 million and a negative $14.6 million at December 31, 2005. The negative amounts were primarily the result of using cash generated from operations for capital expenditures and acquisitions, both long-term assets. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facility and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2006.

We have a revolving credit agreement with a syndicate of lending institutions for which Bank of America acts as agent. This $200 million credit facility provides expansion capacity to $300 million through October 2009.

Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential shares in the collateral pledged under the revolver. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The revolver bears interest at a rate per annum equal to, at our option, either a Bank of America base rate or at the Eurodollar rate (LIBOR) plus, in each case, a percentage rate that fluctuates, based on our leverage ratio, from 0% to 1.0% for base rate borrowings and 1.25% to 2.5% for LIBOR rate borrowings. The revolver requires us to maintain financial covenants and satisfy other requirements, such as minimum net worth, and limits on our capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. We were in compliance with these financial covenants as of December 31, 2005 and March 31, 2006. As of March 31, 2006, an aggregate of approximately $100 million was outstanding under the revolver, with an average interest rate on outstanding borrowings of approximately 6.5%. Availability under this facility was approximately $40.6 million as of March 31, 2006 after consideration of outstanding letters of credit.

We have three $25.0 million term facilities with Prudential, of which $25.0 million in the aggregate was outstanding as of March 31, 2006. Principal repayments are due annually on each of the facilities. The Prudential facilities require us to maintain financial covenants, such as minimum net worth, and limit our capital expenditures and indebtedness. We were in compliance with these financial covenants as of December 31, 2005 and March 31, 2006. Interest on the three Prudential facilities is paid quarterly, based on fixed rates for the three facilities of 7.53%, 7.21% and 7.09%, respectively.

On September 10, 2003, we entered into a $9.5 million income tax exempt variable rate bond with Sampson County, North Carolina for the funding of expansion at our landfill in that county. This bond payable was in addition to our existing $30.9 million Sampson facility. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. under our Bank of America syndication. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 5.6% and 5.0% at December 31, 2005 and March 31, 2006, respectively.

As of March 31, 2006, we had the following contractual obligations and commercial commitments (in thousands):

	PAYMENTS DUE BY PERIOD
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1) (2)	$219,912	$20,579	$25,291	$114,428	$59,614
Expected landfill liabilities (3)	6,437	2,655	3,782	—	—
Disposal agreements	129	40	89	—	—
Purchase commitments	7,123	7,123	—	—	—
Operating leases	10,126	3,076	4,234	610	2,206
Capital leases	507	196	311	—	—

Total contractual cash obligations	$244,234	$33,669	$33,707	$115,038	$61,820

(1)	Includes amounts outstanding as of March 31, 2006 of $100.0 million under our revolver, $25.0 million under the Prudential term facilities, and $40.4 million under the Sampson bond facilities. Our revolver allows us to borrow up to $200.0 million provided we are in compliance with the facility’s loan covenants. Includes projected interest assuming the various debt facilities are held to maturity at current rates.

(2)	As disclosed in Note 8 of our unaudited condensed consolidated financial statements, we have entered into various interest rate swaps, which fixed the interest rate for a portion of our debt through 2007. Additionally, we have entered into commodity swap contracts to hedge our recycling revenue received for old corrugated cardboard. The commodity swap contracts have a term of three years. As of March 31, 2006, the fair value of the interest rate swap agreements recorded on our consolidated balance sheets was an asset of approximately $1.0 million. The fair values of the commodity swap contracts are recorded on our consolidated balance sheets as a liability of approximately $0.3 million as of March 31, 2006. The above table does not include any obligations for these swaps.

(3)	Liabilities are based on current costs and include capping, closure, post-closure and environmental remediation costs. These costs represent the expected landfill liabilities we will incur for final capping, closure and post-closure for the airspace consumed to date. We will recognize additional liabilities for these types of costs as airspace is consumed in each landfill.

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

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	Over 3 Years
	(in thousands)
Standby letters of credit	$17,532	$17,532	$—	$—
Performance bonds	31,830	31,830		—

Total commercial Commitments	$49,362	$49,362	$—	$—

Net cash provided by operating activities totaled $11.4 million for the three-month period ended March 31, 2006 and consisted primarily of net income of $3.4 million plus non-cash adjustments such as depreciation and amortization, of $10.1 million and net changes in assets/liabilities of a negative $2.1 million.

For the three-month period ended March 31, 2006, net cash used in investing activities was $12.3 million. Of this, $2.4 million was used to fund the cash portion of acquisitions and $9.9 million was used for capital expenditures, of which $4.1 million was for landfill expansion, with the balance primarily for investments in equipment, consisting primarily of trucks and containers.

For the three-month period ended March 31, 2006, capital expenditures were $9.9 million, compared to $6.8 million for the same period in 2005. We currently expect capital expenditures for 2006 to be approximately $36.0 million to $37.0 million. In 2006, $5.0 million of the expected capital expenditures are earmarked for landfill site and cell construction and $2.0 million for landfill equipment and related facilities. We have funded and expect to fund our 2006 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot currently be determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal businesses, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

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

For the three-month period ended March 31, 2006, net cash used in financing activities was $0.6 million, which primarily included net repayment of long-term debt.

Cash flows from operations discontinued in 2005 and 2006 have not been presented separately in our consolidated statements of cash flows. The impact of these dispositions on prior year operating, financing, and investing activities is insignificant.

At March 31, 2006, we had approximately $165.8 million of long-term and short-term borrowings outstanding (including capital leases) and approximately $49.4 million in letters of credit including performance bonds. The ratio of our total debt (including capital leases) to total capitalization was 55.6% at March 31, 2006, compared to 56.3% as of December 31, 2005.

Off-Balance Sheet Arrangements

At March 31, 2006, we had the following off-balance sheet arrangements:

One of our wholly owned subsidiaries entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002 (see Part II, Item 1 – Legal Proceedings). Pursuant to the Franchise Agreement, we have agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the Franchise Agreement. As a result, we are liable for the expenses of, and any damages or other awards ultimately determined against, those defendants. This arrangement has not materially affected our financial position, results of operations or liquidity during the three-month period ended March 31, 2006 nor is it expected to have a material impact on our future financial position, results of operations or liquidity.

Newly Adopted Accounting Pronouncements

For discussion of the new accounting standards that affect us, see Note 1 to our unaudited condensed consolidated financial statements included in this Form 10-Q.

RISK FACTORS

As previously mentioned in our Note Relating to Forward-Looking Statements, there are numerous risks and uncertainties associated with our business. Please refer to Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of other factors that could materially affect our operations and the forward-looking statements in this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures. We entered into interest rate swap agreements in March 2004 to modify the interest characteristics of our outstanding long-term debt and designated the qualifying instrument as a cash flow hedge. Under the terms of the agreements, the interest rate swaps hedged notional debt values of $30.0 and $10.0 million, respectively. These swaps are effective for the period November 2004 through February 2007 with fixed rates of 2.7%.

Our cash flows are impacted by fluctuations in commodity pricing. To reduce our risk to market fluctuations, we enter into commodity swap contracts to hedge our cash flows from the sale of old corrugated cardboard, or OCC. The notional amounts hedged under these agreements represent approximately 31% of our current OCC volume.

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

Qualitative Disclosures. Our primary exposure relates to:

•	fuel cost volatility and the ability to recover movements in fuel costs;

•	interest rate risk on long-term and short-term borrowings;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants, including the financial covenants affecting our ability to pay cash dividends; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

We manage interest rate risk on outstanding long-term and short-term debt through the use of fixed and variable rate debt. While we cannot predict the impact interest rate movements will have on existing debt, we continue to evaluate our financial position on an ongoing basis.

We believe our quantitative and qualitative disclosures regarding market risk have not changed materially from those disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

From time to time, we make changes to our internal controls over financial reporting that are intended to enhance their effectiveness and which do not have a material effect on our overall internal controls over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take action as appropriate.

Except as discussed above, no changes were made in our internal controls or in other factors in the quarter ended March 31, 2006 that could significantly affect our internal controls over financial reporting during the last fiscal quarter that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of legal proceedings to which we are subject is contained in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material developments in those proceedings since December 31, 2005, except as noted below.

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

In September 1999, TransWaste filed a lawsuit against the Authority for amounts due and owing for services rendered and obtained a judgment on one of its claims in the principal amount of approximately $1.0 million plus interest, although TransWaste has yet to collect on this judgment and has established an allowance against the possibility of non-payment. The Authority filed counterclaims against TransWaste seeking to recover approximately $2.0 million allegedly due from TransWaste on the theory that TransWaste had breached a “break-even guarantee” from the period of July 1 through December 31, 1998. TransWaste’s remaining claim and the Authority’s counterclaims have not been litigated and were pending on a presently inactive trial calendar in the Superior Court of Crisp County, Georgia (Case No. 99-V-419).

In addition, since August 2001, TransWaste has provided trash collection, transportation and disposal services on behalf of the Authority to the approximately 30 municipalities that have contracted with the Authority for such services via a “diversion plan” that contains understandings and obligations that are materially different than the terms of the December 1996 agreements. While not reduced to a written document signed by the parties, it is TransWaste’s position that the diversion plan had been approved and accepted by the Authority and FSA and constituted a modification to the agreements due to the course of conduct of the parties. The Authority and FSA disputed this position.

On May 5, 2006, TransWaste, the Authority, FSA, Crisp County, Georgia and US Bank, as Trustee for the bonds, entered into an agreement (the “Crisp County Amendment”) that confirms and formalizes the current “diversion plan” under which the Company has operated since August 2001 and resolves other issues and obligations among the parties. Included in the Crisp County Amendment was an agreement among the parties to dismiss with prejudice the remaining unresolved claims of all parties under the September 1999 lawsuit.

The City of Chesapeake, et al v. Camden County, et al, Superior Court of Camden County, Docket No. 05 CVS 95

Black Bear Disposal, LLC (“Black Bear”), one of our wholly owned subsidiaries, entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002. The Franchise Agreement gives Black Bear the exclusive right to build and operate a municipal solid waste landfill in the County, on a tract of approximately 1,000 acres. On November 3, 2005, the City of Chesapeake, Virginia, 13 individuals and a limited partnership alleging to own property in the vicinity of the proposed landfill, and the Camden Citizens Action League, Inc. filed suit in Camden County Superior Court against Camden County, the Board of Commissioners of Camden County, the five Camden County Commissioners and the County Manager in both their official and individual capacities, and Black Bear. In their complaint, the plaintiffs seek a number of judicial determinations, including a declaration that the Franchise Agreement and underlying Franchise Ordinance are void, that certain prerequisites to the approval of the Franchise Ordinance and execution of the Franchise Agreement were not met, and that certain prerequisites to Black Bear’s permit application to the North Carolina Department of Environment and Natural Resources (“DENR”) were not met. The defendants, including Black Bear, filed a Motion to Dismiss, Answer, Affirmative Defenses and Counterclaims on January 19, 2006, moving to dismiss the plaintiffs’ complaint on the basis of the applicable statutes of limitation, the failure to join a necessary party, lack of subject matter and personal jurisdiction, sovereign and governmental immunity, lack of standing, and the failure to exhaust administrative remedies, denying many of the factual allegations of the plaintiffs’ complaint, and raising as affirmative defenses the applicable statutes of limitation, the terms of a November 22, 2004 Nondisclosure Agreement between us and the Southeastern Public Service Authority of Virginia (“SPSA”), in which SPSA, for itself and its members (Chesapeake is a member of SPSA), had agreed not to interfere with or oppose our plans for a landfill in Camden County, and the doctrines of estoppel, waiver, release, sovereign, governmental and legislative immunities, laches, and the failure to exhaust administrative remedies. The defendants’ counterclaims include claims that the plaintiffs have tortiously interfered with Black Bear’s Franchise Agreement, that Chesapeake has breached the Nondisclosure Agreement, and that Chesapeake has misused Black Bear’s confidential information in violation of the Nondisclosure Agreement and the North Carolina Trade Secrets Protection Act. In the counterclaims, the defendants, including Black Bear, seek the damages suffered as a result of plaintiffs’ tortious interference, and Chesapeake’s breach of the Nondisclosure Agreement and misuse of confidential information, including damages in excess of $3,000,000 per year for any delay in the opening of the proposed landfill. The plaintiffs filed Motions to Dismiss, Strike, Separate Claims, Answer, Affirmative Defenses and Motion to Amend Complaint in response to defendants’ counterclaims, arguing that the counterclaims should be dismissed or stricken, or, in the alternative, separated for trial, and that plaintiffs should be given leave to amend their complaint to add Waste Industries USA, Inc. as a party, given Waste’s agreement to be considered a co-permittee on one landfill, with Black Bear.

Black Bear’s and the County defendants’ Motion to Dismiss the plaintiffs’ claims came on for hearing on April 24, 2006, as did Chesapeake’s and the other plaintiffs’ Motions to Dismiss the defendants’ counterclaims. The Court denied Black Bear’s, the County defendants’ and Chesapeake’s Motions to Dismiss, while granting the remaining plaintiffs’ Motion to Dismiss Black Bear’s and the County defendants’ counterclaims. As a result, the plaintiffs’ challenges to the Franchise Ordinance and Franchise Agreement remain pending, as do Black Bear’s and the County defendants’ counterclaims against Chesapeake. The defendants also take the position that the Court denied plaintiffs’ Motions to Strike, Separate Claims and Amend. The plaintiffs disagree with the defendant’s position, asserting that their Motions to Strike, Separate and Amend were not reached by the Court and remain pending. Plaintiffs and defendants have submitted their conflicting proposed orders to the Court for resolution of the dispute as to whether the Motions to Strike, Separate Claims and Amend were heard and denied.

The matter will now proceed to discovery on the plaintiffs’ claims and the defendants’ counterclaims, including written discovery and the depositions of the various party and third-party witnesses. The defendants anticipate renewing the defenses underlying their Motion to Dismiss in a Motion for Summary Judgment at the close of discovery.

If the plaintiffs succeed in this matter, Black Bear could be required to re-negotiate the Franchise Agreement or re-apply for a franchise with the County and/or re-submit and/or amend its request for a site suitability determination to DENR. If the landfill is not developed, we may not recover all of our $10.2 million of capitalized costs. We are continuing our efforts to develop this landfill. We intend to vigorously defend this matter and pursue these and any other potential counterclaims against the plaintiffs.

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

Dated: May 10, 2006	Waste Industries USA, Inc.
(Registrant)

	By:	/s/ Jim W. Perry
Jim W. Perry
President and Chief Executive Officer

Dated: May 10, 2006	Waste Industries USA, Inc.
(Registrant)

	By:	/s/ D. Stephen Grissom
D. Stephen Grissom
Chief Financial Officer