Form 10-Q
period 2006-06-30
WASTE INDUSTRIES USA INC
filed 2006-08-09
CIK 1125845

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	13,884,980 shares
(Class)	(Outstanding at August 8, 2006)

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2005	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,575	$106
Accounts receivable - trade, net of allowance for uncollectible accounts of $2,396 and $2,154 at December 31, 2005 and June 30, 2006, respectively	34,541	33,912
Accounts receivable - other	1,376	673
Receivables from employees	276	—
Inventories	1,547	1,370
Deferred income taxes	1,524	1,524
Prepaid insurance	180	3,830
Other current assets	869	2,539

Total current assets	41,888	43,954

Property and equipment, net	216,390	215,599
Goodwill, net	97,115	97,245
Other intangible assets, net	8,810	8,324
Other noncurrent assets	3,952	3,868

Total assets	$368,155	$368,990

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2005	June 30, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$16,579	$16,181
Acquisition related liabilities	658	1,004
Cash overdraft	—	2,861
Accrued liabilities and other payables	6,065	4,519
Current maturities of long-term debt	10,733	8,945
Accrued wages and benefits	4,258	4,783
Closure/post-closure liabilities	3,030	2,303
Income taxes payable	3,844	2,565
Reserve for self-insurance	4,661	4,744
Deferred revenue	6,707	7,766

Total current liabilities	56,535	55,671

Long-term debt, net of current maturities	155,212	147,069
Noncurrent deferred income taxes	22,339	21,822
Other long-term liabilities	4,570	5,757
Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, no par value, shares authorized - 80,000,000 shares; issued and outstanding: December 31, 2005 - 13,736,178 June 30, 2006 - 13,884,980	41,196	42,428
Paid-in capital	7,744	8,131
Retained earnings	79,905	87,564
Unrealized gains on cash flow hedges	654	548

Total shareholders’ equity	129,499	138,671

Total liabilities and shareholders’ equity	$368,155	$368,990

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues:
Service revenues	$75,774	$82,340	$143,847	$161,300
Equipment sales	157	259	311	446

Total revenues	75,931	82,599	144,158	161,746

Operating costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	52,149	54,651	97,430	106,242
Cost of equipment sales	95	157	201	286
Selling, general and administrative	10,800	10,552	19,885	22,226
Depreciation and amortization	7,377	7,949	14,186	15,998
Gain on sale of property, equipment and other assets	(198)	(336)	(222)	(386)
Impairment of property, equipment and other assets	17	—	143	—

Total operating costs and expenses	70,240	72,973	131,623	144,366

Operating income	5,691	9,626	12,535	17,380

Interest expense	2,619	2,360	4,961	4,908
Interest income	(21)	(49)	(32)	(95)
Other	(60)	(62)	(81)	(150)

Total other expense, net	2,538	2,249	4,848	4,663

Income from continuing operations before income taxes	3,153	7,377	7,687	12,717
Income tax expense	1,246	2,865	3,037	4,844

Income from continuing operations	1,907	4,512	4,650	7,873

Discontinued operations (Note 2):
Income (loss) from discontinued operations (net of income taxes)	125	(20)	153	9
Gain on sale of discontinued operations (net of income taxes)	389	2,270	389	2,270

Income from discontinued operations	514	2,250	542	2,279

Net income	$2,421	$6,762	$5,192	$10,152

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Earnings per share:
Basic:
Income from continuing operations	$0.14	$0.33	$0.34	$0.57
Income from discontinued operations	0.04	0.16	0.04	0.17

Net income	$0.18	$0.49	$0.38	$0.74

Diluted:
Income from continuing operations	$0.14	$0.32	$0.34	$0.56
Income from discontinued operations	0.03	0.16	0.04	0.17

Net income	$0.17	$0.48	$0.38	$0.73

Cash dividends paid per share of common stock	$0.08	$0.09	$0.08	$0.18

Weighted-average number of common shares outstanding:
Basic	13,675	13,857	13,606	13,809
Diluted	13,853	14,029	13,798	13,951

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended June 30, 2006

(In Thousands)

(Unaudited)

	Shares		Common Stock	Paid-in Capital	Retained Earnings	Unrealized Gains (Losses) on Cash Flow Hedges	Total Shareholders’ Equity
	Authorized	Outstanding
Balance at December 31, 2005	80,000	13,736	$41,196	$7,744	$79,905	$654	$129,499
Net income	—	—	—	—	10,152	—	10,152

Other comprehensive income, net of income taxes of $61
Unrealized loss on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	(106)	(106)

Other comprehensive income	—	—	—	—	—	—	(106)

Comprehensive income	—	—	—	—	—	—	10,046
Issuances of stock	—	2	45	—	—	—	45
Exercise of stock options	—	147	1,187	—	—	—	1,187
Stock option expense	—	—	—	245	—	—	245
Excess tax benefit from stock option exercises	—	—	—	142	—	—	142
Dividends paid	—	—	—	—	(2,493)	—	(2,493)

Balance at June 30, 2006	80,000	13,885	$42,428	$8,131	$87,564	$548	$138,671

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	Six Months Ended June 30,
	2005	2006
Operating Activities:
Net income	$5,192	$10,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,706	16,124
Landfill accretion expense	209	538
Amortization of debt issuance costs	559	309
Asset impairment	143	—
Gain on sale of property, equipment and other assets	(222)	(386)
Gain on sale of discontinued collection and disposal operations	(389)	(2,270)
Stock compensation expense	44	290
Deferred income taxes	1,570	(457)
Change in fair value of commodity hedges	—	914
Provision for doubtful accounts	1,454	755
Changes in operating assets and liabilities, net of effects from acquisition and disposition of related businesses:
Receivables	2,778	480
Prepaid expenses and other current assets	899	(1,894)
Other assets	958	(487)
Accounts payable and accrued liabilities	(2,678)	(1,763)
Deferred revenue and other liabilities	(2,898)	(406)

Net cash provided by operating activities	22,325	21,899

Investing Activities:
Acquisitions of related businesses, net of cash acquired	(23,279)	(5,033)
Purchases of property and equipment	(16,031)	(21,143)
Proceeds from sale of discontinued collection and disposal operations	7,913	16,352
Proceeds from sale of property, equipment and other assets	720	1,032
Settlement of acquisition liabilities	92	(208)
Other	43	182

Net cash used in investing activities	(30,542)	(8,818)

Financing Activities:
Proceeds from issuance of long-term debt	27,962	16,000
Principal payments of long-term debt	(22,719)	(28,443)
Payment of dividends	(1,094)	(2,493)
Principal payments of capital lease obligations	(101)	(361)
Debt issuance costs	(35)	(582)
Excess tax benefit from stock option exercises	—	142
Net proceeds from exercise of stock options	1,812	1,187

Net cash provided by (used in) financing activities	5,825	(14,550)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,392)	(1,469)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,445	1,575

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53	$106

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,568	$5,246

Cash paid for income taxes	$3,348	$8,150

See Notes to Unaudited Condensed Consolidated Financial Statements.

Supplemental disclosure of non-cash transactions (dollars in thousands) – As of June 30, 2006, approximately $4,111 of fixed asset additions were included in accounts payable.

During the six-month period ended June 30, 2005, the Company acquired approximately $346 of fixed assets by entering into a capital lease.

During the six-month period ended June 30, 2005, the Company sold an insurance policy in exchange for 17,617 shares of the Company’s common stock with a fair value of approximately $219 (see Note 10).

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

New Accounting Pronouncements - Not Yet Adopted

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its financial statements.

Stock-Based Compensation

The Company has two types of stock-based compensation arrangements.

Stock Options

The Company has a stock option plan (the “Stock Option Plan”) whereby a total of 1,800,000 shares of common stock are reserved for issuance under the Stock Option Plan. The Stock Option Plan provides for grants of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to employees (including officers and employee directors), and the Stock Option Plan provides for grants of non-statutory stock options to non-employee directors and consultants. The Stock Option Plan also allows for the grant of stock purchase rights. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plan may be incentive stock options or non-statutory stock options and generally have a term of five years from the date of grant and vest over periods determined at the date of grant, typically straight-line over four years. The exercise prices of the options are determined by the Company’s Board of Directors and will be at least 100% of the fair market value of the Company’s common stock on the date of grant. The Stock Option Plan will terminate in April 2007, unless terminated earlier by the Board of Directors.

Prior to January 1, 2006, the Company accounted for its stock option plan under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. The Company did not generally recognize stock option expense in its consolidated statements of operations.

As a result of the adoption of SFAS No. 123R on January 1, 2006, the Company’s results for the six months ended June 30, 2006 include stock-based compensation expense relating to stock options of approximately $0.2 million (earnings per share of $.02 basic and diluted). The Company’s results for the three months ended June 30, 2006 include stock-based compensation expense relating to stock options of approximately $0.1 million (earnings per share of $.01 basic and diluted). These amounts are included within selling, general, and administrative expenses on the condensed consolidated statements of operations. This expense relates primarily to unvested options granted prior to the January 1, 2006 date of adoption of SFAS No. 123R. These pre-adoption stock options are primarily incentive stock options and typically vest over a period of four years with a five-year contractual life. Dividends are not paid on unexercised options.

As of June 30, 2006, there existed approximately $1.2 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted average period of 2.8 years.

A summary of the status of the Stock Option Plan as of June 30, 2006 and changes during the six months ended on that date is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	584,398	$10.74
Granted	90,468	21.82
Forfeitures	(17,491)	11.70
Expired	(4,410)	7.43
Exercised	(146,358)	8.11

Outstanding as of June 30, 2006	506,607	$13.47	3.15	$4,681

Vested and unvested expected to vest as of June 30, 2006	490,572	$13.51	3.15	$4,515

Exercisable at June 30, 2006	217,256	$11.85	2.55	$2,353

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was approximately $0.5 million and $1.4 million, respectively. The total intrinsic value of options exercised during the three- and six months ended June 30, 2005 was approximately $0.4 million and $1.3 million, respectively.

The per share fair value of options granted under the Company’s stock option plan during 2004, 2005 and 2006 was estimated using the Black-Scholes option-pricing model and the following assumptions:

	2004	2005	2006
Weighted-average grant-date fair value of options granted	$3.90	$4.50	$5.78
Weighted- average expected lives (years)	5.00	5.00	3.50
Risk-free interest rate	3.74%	3.91%	4.84%
Expected dividend yield	1.49%	2.30%	2.00%
Volatility	42.19%	39.78%	37.00%

Expected volatility is based on the historical volatility of the Company’s common stock price. For grants prior to adoption of SFAS 123R, the expected term was based on the contractual life of the option. For the 2006 grant, the expected term was derived using the simplified method as allowed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is based upon the current annual dividend rate as computed using the stock price at the option grant date (for grants prior to 2006), adjusted for future expected dividend increases (for 2006 grants).

As of June 30, 2006, the Company had approximately 0.3 million options available for future issuance under its current stock option plan.

As previously stated, the Company adopted SFAS No. 123R using the modified prospective method. In accordance with the modified prospective method, the unaudited condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. The following table illustrates the effect on net income per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 as of January 1, 2005 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income:
As reported	$2,421	$5,192
Deduct - total stock-based compensation determined under fair value based method for all awards	(152)	(242)

Pro forma	$2,269	$4,950

Earnings per share:
Basic:
As reported	$0.18	$0.38
Pro forma	$0.17	$0.36

Diluted:
As reported	$0.17	$0.38
Pro forma	$0.16	$0.36

The Company primarily grants incentive stock options, which do not result in an income tax deduction to the Company unless a disqualifying disposition takes place. Consequently, no income tax benefit is recorded on incentive stock options as the options vest or are exercised unless a disqualifying disposition takes place. Prior to the adoption of SFAS No. 123R, the Company presented all income tax benefits resulting from the exercise of stock options as operating cash flows in its condensed consolidated statements of cash flows. SFAS No. 123R requires cash flows resulting from excess income tax benefits to be shown as part of cash flows from financing activities. The Company has elected to calculate its initial pool of excess tax benefits pursuant to the method described in FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

Cash received from option exercises for the six-month periods ended June 30, 2005 and 2006 was approximately $1.8 million and $1.2 million, respectively, and is shown as financing cash inflows in the Company’s condensed consolidated statements of cash flows.

Stock

The Company pays a portion of its directors’ fees with stock. Directors’ fees settled with stock are expensed as the service is performed. The amount of shares available for settlement is based upon the closing price of the stock on the date of payment and the cash price of the services. For the three- and six-month periods ended June 30, 2005, the Company recognized approximately $30,000 and $44,000, respectively, for the portion of directors’ fees settled in stock. For the three- and six-month periods ended June 30, 2006, the Company recognized approximately $29,000 and $45,000, respectively, for the portion of directors’ fees settled in stock.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

The Company purchases operations consistent with its overall strategy to internalize waste and expand its presence in certain markets in order to reduce administrative costs, and gain route efficiencies, wherever available. If an operation is no longer consistent with the Company’s overall strategy, it may be sold.

Acquisitions

In the six-month period ended June 30, 2006, the Company made three acquisitions totaling $3.4 million to increase its presence in the Atlanta, Georgia market. In addition, the Company made two acquisitions totaling approximately $2.3 million to increase its presence in the North Carolina and South Carolina markets. Approximately $0.7 million in additional purchase price has been accrued as a current liability related to these 2006 acquisitions. Additionally, approximately $0.3 million remains related to pre-2006 acquisitions.

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

As of June 30, 2006, the recorded purchase price allocation for the 2006 acquisitions was as follows (in thousands):

Tangible assets (liabilities) acquired at fair value:
Accounts receivable	$294
Property and equipment	1,336
Deferred revenue	(446)

Total net tangible assets acquired	1,184
Intangible assets acquired at fair value:
Customer lists	713
Noncompete agreements	36
Goodwill	3,777

Total net assets acquired, at fair value	$5,710

Amount of purchase price withheld	(677)

Cash paid for acquisitions	$5,033

The following unaudited pro forma results of operations for the six-month periods ended June 30, 2005 and 2006 assume that the acquisitions described above had occurred as of January 1, 2005 (in thousands, except per share data):

	2005	2006
Total revenues	$146,148	$162,564

Operating income	13,070	17,608

Income from continuing operations	4,853	7,953
Income from discontinued operations	542	2,279

Net income	$5,395	$10,232

Earnings per common share:
Basic:
Income from continuing operations	$0.36	$0.57
Income from discontinued operations	0.04	0.17

Net income	$0.40	$0.74

Diluted:
Income from continuing operations	$0.35	$0.57
Income from discontinued operations	0.04	0.16

Net income	$0.39	$0.73

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

In the second quarter of 2006, the Company sold a landfill operation in Jacksonville, Florida to Advanced Disposal, Inc. for approximately $16.2 million.

In the second quarter of 2006, the Company disposed of certain hauling operations in the Atlanta, Georgia market for approximately $0.2 million.

The operations were disposed of to allow the Company to purchase operations more consistent with its overall strategy to internalize waste, reduce administrative costs, and gain route efficiencies wherever available.

In the six months ended June 30, 2006, the net assets and liabilities disposed of were as follows (in thousands):

2006
Disposed assets:
Accounts receivable	$561
Inventories and other assets	41
Property and equipment	8,653
Goodwill, net	3,762
Other intangibles, net	—

Total net assets disposed of	13,017

Disposed liabilities:
Deferred revenue	(50)
Asset retirement obligations	(523)

Total net assets and liabilities disposed of	$12,444

The results of operations of businesses sold in 2005 and 2006 that are included in net income for the three-and six-month periods ended June 30, 2005 and 2006 were reported as discontinued operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues	$3,200	$27	$7,001	$1,519
Operating expenses:
Cost of operations	2,445	58	5,557	1,275
Selling, general and administrative	297	—	670	101
Depreciation and amortization	252	—	521	127

Income (loss) before income taxes	206	(31)	253	16
Income tax provision (benefit)	81	(11)	100	7

Income (loss) from discontinued operations (net of income taxes)	$125	$(20)	$153	$9

3. INTANGIBLE ASSETS

Intangible assets consist of goodwill, customer lists, transfer station permits and noncompete agreements acquired in business combinations. Intangible assets are net of accumulated amortization.

The following table summarizes the activity related to goodwill for the six-month period ended June 30, 2006 (in thousands):

Beginning balance as of January 1, 2006	$97,115
Acquisitions	3,777
Dispositions	(3,762)
Adjustments to prior purchase price allocations	115

Ending balance as of June 30, 2006	$97,245

Other intangible assets consisted of the following at December 31, 2005 and June 30, 2006 (in thousands):

	December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$11,070	$2,730	$8,340
Noncompete agreements	540	138	402
Transfer station permits	78	10	68

	$11,688	$2,878	$8,810

	June 30, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$11,727	$3,848	$7,879
Noncompete agreements	576	194	382
Transfer station permits	78	15	63

	$12,381	$4,057	$8,324

Amortization expense of other intangible assets for the three- and six-month periods ended June 30, 2005 was $363,000 and $616,000, respectively. For the three- and six-month periods ended June 30, 2006, amortization expense was $597,000 and $1,185,000, respectively. The weighted average amortization period for other intangible assets is 7.4 years. Other intangible assets are amortized on a straight-line or accelerated basis to match the economic benefit received from the asset.

For the three- and six-month periods ended June 30, 2005, the Company recognized impairment expense of approximately $0 and $50,000, respectively, related to certain customer lists.

Estimated future amortization expense associated with other intangible assets at June 30, 2006 was as follows (in thousands):

Year	Amortization Expense
Remainder 2006	$1,117
2007	1,967
2008	1,494
2009	1,288
2010	995
2011	680
Therafter	783

Total	$8,324

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

Earnings per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Income from continuing operations	$1,907	$4,512	$4,650	$7,873
Income (loss) from discontinued operations	514	2,250	542	2,279

Net income	$2,421	$6,762	$5,192	$10,152

Denominator used for basic earnings per share - Weighted average number of shares outstanding	13,675	13,857	13,606	13,809

Denominator used for diluted earnings per share:
Denominator used for basic earnings per share	13,675	13,857	13,606	13,809
Dilutive impact of stock options outstanding	178	172	192	142

Weighted average number of shares outstanding	13,853	14,029	13,798	13,951

Earnings per share:
Basic:
Income from continuing operations	$0.14	$0.33	$0.34	$0.57
Income from discontinued operations	0.04	0.16	0.04	0.17

Net income	$0.18	$0.49	$0.38	$0.74

Diluted:
Income from continuing operations	$0.14	$0.32	$0.34	$0.56
Income from discontinued operations	0.03	0.16	0.04	0.17

Net income	$0.17	$0.48	$0.38	$0.73

Antidilutive options to purchase common stock not included in earnings per share calculation	194	90	194	90

The antidilutive options were excluded from the earnings per share calculations as the exercise price of the options exceeded the fair value of the common stock during the above period.

5. LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2005 and June 30, 2006 (in thousands):

	December 31, 2005	June 30, 2006
Credit facilities:
Term facility	$28,571	$17,857
Revolving credit facility	97,000	96,000
Bonds	40,355	40,355
Other	19	1,802

Total long-term debt	165,945	156,014
Less current maturities	(10,733)	(8,945)

Long-term debt, net of current maturities	$155,212	$147,069

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

Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the revolver. The amended revolver bears interest at a rate per annum equal to, at the Company’s option, either a Bank of America base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company’s funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0% to 1.0% for base rate borrowings and 1.25% to 2.5% for Eurodollar rate borrowings. The revolver, before and after amendment, requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, and limits on capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2005 and June 30, 2006. The revolver also requires the lenders’ approval of acquisitions in some circumstances. As of June 30, 2006, $96 million was outstanding under the revolver. The average interest rate on outstanding borrowings under the revolver was approximately 6.4% and 7.0% at December 31, 2005 and June 30, 2006, respectively. Availability was approximately $42.8 million under the revolver as of June 30, 2006 after consideration of outstanding letters of credit.

The Company has two $25.0 million term facilities with Prudential, of which $17.9 million in the aggregate was outstanding as of June 30, 2006. Principal repayments are due annually on each of the facilities. The Prudential facilities require the Company to maintain financial covenants, such as minimum net worth, and limit its capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2005 and June 30, 2006. Interest on the two Prudential facilities is paid quarterly, based on fixed rates for the two facilities of 7.21% and 7.09%, respectively. Prior to the final scheduled payment in April 2006, the Company had a third $25 million term facility at 7.53% with Prudential.

The Company entered into a $9.5 million variable rate bond with Sampson County, North Carolina on September 10, 2003 for the funding of expansion at its landfill in that county. This bond expires in 2023 and is in addition to the Company’s existing $30.9 million Sampson facility, which expires in 2021. Both facilities are backed by a letter of credit issued by Wachovia Bank N.A. as a participating lender under the revolver. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 5.6% and 5.8% at December 31, 2005 and June 30, 2006, respectively.

Included in other long term-debt as of June 30, 2006 is a $1.8 million note payable for financed insurance premiums. The loan is payable in equal monthly installments of approximately $365,000 with an effective interest rate of 5.0%.

Aggregate principal maturities of long-term debt at June 30, 2006 were as follows (in thousands):

Current	$8,945
13 to 24 months	7,143
25 to 36 months	3,571
37 to 48 months	96,000
49 to 60 months	—
Thereafter	40,355

Total	$156,014

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was $166.5 million and $156.1 million at December 31, 2005 and June 30, 2006, respectively.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31, 2005 and June 30, 2006 (in thousands):

	December 31, 2005	June 30, 2006
Land, land improvements and buildings	$44,801	$41,285
Landfills and associated land	123,570	124,744
Machinery and equipment	18,140	17,975
Containers	102,047	105,325
Collection vehicles	107,783	109,299
Furniture, fixtures, and office equipment	7,460	7,029
Construction in progress	501	4,380

Total property and equipment	404,302	410,037
Less accumulated depreciation	(187,912)	(194,438)

Property and equipment, net	$216,390	$215,599

Construction in progress includes equipment not placed in service as of the balance sheet date. Landfills and associated land includes land held for development, representing various landfill properties with an aggregate cost of approximately $19.0 million and $20.0 million as of December 31, 2005 and June 30, 2006, respectively.

Depreciation expense (including software amortization) for the three- and six-month periods ended June 30, 2005 and 2006 was approximately $5.8 million and $11.2 million, and $5.8 million and $11.8 million, respectively. Landfill amortization expense was approximately $1.2 million and $2.4 million, $1.5 million and $3.0 million for the three- and six-month periods ended June 30, 2005 and 2006, respectively.

Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded asset impairment charges of approximately $17,000 and $93,000 for the three- and six-month periods ended June 30, 2005, related to certain excess equipment and vehicles that have been taken out of service. The Company determined fair value based on comparable equipment with similar remaining useful lives.

7. SHAREHOLDERS’ EQUITY

The Company issued 2,444 shares of common stock with a fair value of approximately $45,000 for the six-month period ended June 30, 2006, which were recorded as directors’ fees.

The Company declared a dividend of approximately $1.2 million in the first quarter of 2006 that was paid in April 2006. The Company declared and paid a dividend of approximately $1.3 million in the second quarter of 2006. Under the Company’s amended revolving bank facility, payment of cash dividends is limited to 50% of the trailing twelve months’ net income. Additionally, the Company must meet financial covenants contained in the facility, including covenants relating to minimum net worth and maximum levels of capital expenditures and indebtedness. If the Company is not in compliance with these covenants, or were otherwise in default under the facility, it would not be able to pay cash dividends.

8. DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME

Interest Rate Swaps

The Company utilizes cash flow hedge agreements to manage a portion of its risks related to fluctuations in interest rates. In March 2004, the Company entered into interest rate swaps to hedge notional debt values of $30.0 million and $10.0 million, respectively. These swaps are in effect for the period November 2004 through February 2007 with fixed interest rates of 2.7%.

The Company measures effectiveness of the interest rate swaps by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s credit facility using the change in variable cash flow method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in accompanying condensed consolidated statements of operations as interest expense. The interest rate swaps were fully effective during the six-month periods ended June 30, 2005 and 2006.

The fair value of the Company’s interest rate swap is obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreements taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. The fair value of the interest rate swap agreements represented an asset of approximately $1.0 million and $0.8 million at December 31, 2005 and June 30, 2006.

The components of comprehensive income, net of related income taxes, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net income
Other comprehensive income	$2,421	$6,762	$5,192	$10,152
Unrealized gains (losses) on cash flow hedges, net of deferred income taxes of $2 and ($272) and $46 and $61 for the three- and six- months ended June 30, 2005 and 2006, respectively	(4)	(80)	416	(106)

Comprehensive income	$2,417	$6,682	$5,608	$10,046

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Change in unrealized gains (losses) on cash flow hedges, net of deferred income taxes	$(5)	$(204)	$456	$(335)
Less: reclassification adjustment for net charges (credits) included in net income	1	124	(40)	229

Net change in unrealized gains (losses) on qualifying cash flow hedges	$(4)	$(80)	$416	$(106)

Commodity Contracts

The Company enters into commodity contracts to hedge its cash received from the sale of old corrugated cardboard (“OCC”). The notional amounts hedged under these agreements represent approximately 31% of the Company’s expected volume for 2006. The fair value of the Company’s commodity contracts was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity contracts, taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity agreements represented an asset of approximately $0.4 million and a liability of $0.5 million at December 31, 2005 and June 30, 2006, respectively. The Company recognized approximately $0 and $0.9 million in expense for changes in the fair value of the OCC contracts within its condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2005 and 2006, respectively.

The Company has used heating oil option agreements to manage a portion of its exposure to fluctuations in diesel fuel oil prices. To date, such agreements have not been significant to the Company’s financial condition and results of operations. The fair value of the Company’s fuel commodity contract was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity contracts, taking into consideration the difference between the contract value of the fuel volume and values currently quoted for agreements of similar term and maturity. The fair value of the agreement represented an asset of approximately $54,000 and $86,000 at December 31, 2005 and June 30, 2006, respectively. The Company recognized approximately $51,000 and $189,000 in income for changes in the fair value of the fuel contract within its condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2005, respectively. The Company recognized approximately $16,000 and $48,000 in expense for changes in the fair value of the fuel contract within its condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2006, respectively.

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

In addition, the Company has identified the following matters, which could have a material impact on the Company’s financial position or results of operations:

The City of Chesapeake, et al v. Camden County, et al, Superior Court of Camden County, Docket No. 05 CVS 95

Black Bear Disposal, LLC (“Black Bear”), one of the Company’s wholly owned subsidiaries, entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002. The Franchise Agreement gives Black Bear the exclusive right to build and operate a municipal solid waste landfill in the County, on a tract of approximately 1,000 acres. On November 3, 2005, the City of Chesapeake, Virginia, 13 individuals and a limited partnership alleging to own property in the vicinity of the proposed landfill, and the Camden Citizens Action League, Inc. filed suit in Camden County Superior Court against Camden County, the Board of Commissioners of Camden County, the five Camden County Commissioners and the County Manager in both their official and individual capacities, and Black Bear. In their complaint, the plaintiffs seek a number of judicial determinations, including a declaration that the Franchise Agreement and underlying Franchise Ordinance are void, that certain prerequisites to the approval of the Franchise Ordinance and execution of the Franchise Agreement were not met, and that certain prerequisites to Black Bear’s permit application to the North Carolina Department of Environment and Natural Resources (“DENR”) were not met. The defendants, including Black Bear, filed a Motion to Dismiss, Answer, Affirmative Defenses and Counterclaims on January 19, 2006, moving to dismiss the plaintiffs’ complaint on the basis of the applicable statutes of limitation, the failure to join a necessary party, lack of subject matter and personal jurisdiction, sovereign and governmental immunity, lack of standing, and the failure to exhaust administrative remedies, denying many of the factual allegations of the plaintiffs’ complaint, and raising as affirmative defenses the applicable statutes of limitation, the terms of a November 22, 2004 Nondisclosure Agreement between the Company and the Southeastern Public Service Authority of Virginia (“SPSA”), in which SPSA, for itself and its members (Chesapeake is a member of SPSA), had agreed not to interfere with or oppose the Company’s plans for a landfill in Camden County, and the doctrines of estoppel, waiver, release, sovereign, governmental and legislative immunities, laches, and the failure to exhaust administrative remedies. The defendants’ counterclaims included claims that the plaintiffs had tortiously interfered with Black Bear’s Franchise Agreement, that Chesapeake had breached the Nondisclosure Agreement, and that Chesapeake had misused Black Bear’s confidential information in violation of the Nondisclosure Agreement and the North Carolina Trade Secrets Protection Act. In the counterclaims, the defendants, including Black Bear, sought the damages suffered as a result of plaintiffs’ tortious interference, and Chesapeake’s breach of the Nondisclosure Agreement and misuse of confidential information, including damages in excess of $3,000,000 per year for any delay in the opening of the proposed landfill. The plaintiffs filed Motions to Dismiss, Strike, Separate Claims, Answer, Affirmative Defenses and Motion to Amend Complaint in response to defendants’ counterclaims, arguing that the counterclaims should be dismissed or stricken, or, in the alternative, separated for trial, and that plaintiffs should be given leave to amend their complaint to add Waste Industries USA, Inc. as a party, given Waste’s agreement to be considered a co-permittee on the landfill, with Black Bear.

Black Bear’s and the County defendants’ Motion to Dismiss the plaintiffs’ claims came on for hearing on April 24, 2006, as did Chesapeake’s and the other plaintiffs’ Motions to Dismiss the defendants’ counterclaims. The Court denied Black Bear’s, the County defendants’ and Chesapeake’s Motions to Dismiss, while granting the remaining plaintiffs’ Motion to Dismiss Black Bear’s and the County defendants’ counterclaims. As a result, the plaintiffs’ challenges to the Franchise Ordinance and Franchise Agreement remain pending, as do Black Bear’s and the County defendants’ counterclaims against Chesapeake. Plaintiff’s Motions to Strike, Separate and Amend were not reached by the Court and remain pending.

The matter is now in discovery on the plaintiffs’ claims and the defendants’ counterclaims, including written discovery and the depositions of the various party and third-party witnesses. The defendants anticipate renewing the defenses underlying their Motion to Dismiss in a Motion for Summary Judgment at the close of discovery.

If the plaintiffs succeed in this matter, Black Bear could be required to re-negotiate the Franchise Agreement or re-apply for a franchise with the County and/or re-submit and/or amend its request for a site suitability determination to DENR. If the landfill is not developed, the Company may not recover all of its $11.2 million of capitalized costs. The Company is continuing its efforts to develop this landfill. The Company intends to vigorously defend this matter and pursue these and any other potential counterclaims against the plaintiffs.

Pursuant to the Franchise Agreement, Black Bear has agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the Franchise Agreement. As a result, Black Bear is liable for the expenses of, and any damages or other awards ultimately determined against, those defendants.

In July 2006, the North Carolina legislature enacted a one-year moratorium on permits for new landfills. The moratorium will run from August 1, 2006 to August 1, 2007. The legislation requires the Environmental Review Commission, with the assistance of the Division of Waste Management of the DENR, to study measures concerning, among other things, financial responsibility requirements, franchise and local government requirements, and siting, design and operational requirements for solid waste landfills in the state. The legislation also establishes a committee to study, among other things, the impact of landfills on minority and low-income communities. The moratorium could lead to delays and greater expense in the development of landfills in North Carolina, including Black Bear.

Other

The Company has unconditional purchase obligations for the remainder of 2006 of approximately $2.0 million.

At December 31, 2005 and June 30, 2006, the Company had irrevocable letters of credit including performance bonds with available credit totaling approximately $48.3 million and $50.2 million, respectively. At December 31, 2005 and June 30, 2006, no amounts were drawn under the outstanding letters of credit.

10. RELATED PARTY TRANSACTIONS

Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, is a member of a limited liability company that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space. The lease was entered into in June 1999 with a term of 10 years. Rental expense related to this lease, including operating escalation costs, was approximately $206,000 and $353,000 and $156,000 and $334,000 for the three- and six-month periods ended June 30, 2005 and 2006, respectively, and is included in selling, general and administrative expenses. Management believes that the lease is on terms comparable to those with unrelated third parties.

In the past, the Company provided office space and administrative services to a company owned by Lonnie C. Poole, Jr., the Company’s founder and Chairman of the Board of Directors. The amount billed for such services for the three- and six-month periods ended June 30, 2005 was approximately $600 and $2,000, respectively. As of June 1, 2005, the Company no longer provided office space and administrative services to Mr. Poole’s company.

The Company leases aircraft from time to time from two companies, one owned in part by Lonnie C. Poole, Jr., the Company’s founder and Chairman of the Board of Directors, and one owned in part by Lonnie C. Poole, III, the Company’s Vice President, Corporate Development. The amount paid to the company partly owned by Lonnie C. Poole, Jr. for rental of such aircraft for the three- and six-month periods ended June 30, 2006 was approximately $0 and $3,000, respectively. There were no payments made for the same periods in 2005. The amount paid to the company partly owned by Lonnie C. Poole, III was $14,000 and $42,000 for the three- and six-month periods ended June 30, 2005. The amount paid in the same periods in 2006 was $4,000 and $7,000, respectively. Management believes that the lease terms are comparable to those with unrelated third parties.

In January 2005, the Company purchased approximately 3.8 acres of property adjacent to its Newport, North Carolina operation from Property Management Group Partnership (“PMG Partnership”) for approximately $140,000 for the purpose of expansion. PMG Partnership is comprised of three partners, two of whom are Lonnie C. Poole, Jr., Chairman of the Board of the Company, and Jim W. Perry, President and Chief Executive Officer of the Company. The Company obtained a third party appraisal prior to the purchase. Management believes that the transaction was executed on terms comparable to those with unrelated third parties.

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

In 1998, the Company was offered the opportunity to purchase two tracts of land that had potential as a regional solid waste disposal facility. The Company had been looking for a landfill site and this land was one of several sites the Company was considering. The owners of the land were unwilling to extend a purchase option for a period long enough to enable the Company to determine the feasibility of the site as a regional solid waste disposal facility and to obtain the necessary franchise from the county in which the landfill would be located and permits from the state in which the landfill would be located. The Company’s general practice is not to acquire property for which it does not have a plan for development in the short-term and for which it has not obtained, to the extent practicable, a site suitability determination and the necessary franchise and permits. Rather than forego this potential opportunity, management determined that it was in the Company’s best interest for an unrelated third party to purchase and hold the land until such time as the Company was able to develop a plan and obtain a site suitability determination and a franchise and permits for the landfill. After management was unable to identify a third party willing to undertake this endeavor in the very little time available, a limited liability company (“LLC”) owned by a trust controlled by Lonnie C. Poole, III, the Company’s Vice President, and Scott J. Poole, sons of Lonnie C. Poole, Jr., the Company’s Chairman of the Board of Directors, purchased the land in December 1998. This LLC was purchased by Lonnie C. Poole, Jr. in 2005. As is customary for the Company when evaluating disposal sites, the Company incurred normal engineering, legal, marketing, consulting and other due diligence expenses to determine site feasibility, but the Company has no obligation to purchase the site. These costs of acquiring and carrying the site were borne entirely by the LLC. The Company incurred no costs in 2005 or 2006 to date. In June 2006, the Company entered into a 25-year contract with Wake County to build and operate a regional landfill in Holly Springs, North Carolina that is scheduled to open in late 2007. As a result, the Company does not need another location for a landfill in the greater Raleigh, North Carolina area for the foreseeable future and has informed the LLC that it is not interested in purchasing the Chatham County property. The LLC has subsequently begun trying to sell the property to an unrelated third party.

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

The Company’s payment of the premiums on the split dollar life insurance policies could be viewed as loans to the executives. Beginning in July 2002, the Sarbanes-Oxley Act prohibits loans to directors and executive officers of the Company, but the premium payments on the policies owned by Mr. Poole and Mr. Auten were inadvertently continued by the Company after July 2002. Mr. Poole has been an executive officer of the Company since the arrangement began, and Mr. Auten has been an executive officer since 2005. Upon identification of the loan issue in December 2005, the Company discontinued the premium payments effective December 31, 2005 and requested repayment of the portion of the premiums due the Company. The Company also discontinued the split dollar life insurance plan effective December 31, 2005. At March 31, 2006, the sum of the premium payments owed by Mr. Poole to the Company was approximately $122,000 and the sum of the premium payments owed by Mr. Auten to the Company was approximately $52,000. In exchange for rights and benefits surrendered by the executives under the discontinued split dollar life insurance plan, the Company paid Mr. Poole approximately $130,000 and Mr. Auten approximately $44,000 in June 2006. As of June 30, 2006, Mr. Poole and Mr. Auten had repaid the Company all amounts due the Company for the life insurance policies. After receiving these payments, the Company released its collateral assignment rights under the policies to Mr. Poole and Mr. Auten.

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

Assets and liabilities associated with final capping, closure and post-closure costs consisted of the following at the dates presented (in thousands):

	December 31, 2005	June 30, 2006
Landfill assets	$123,570	$124,744
Accumulated landfill airspace Amortization	(25,459)	(26,303)

Net landfill assets	$98,111	$98,441

	December 31, 2005	June 30, 2006
Final capping	$6,181	$6,318
Closure/post-closure	599	383

Total liabilities	$6,780	$6,701

Current portion	$3,030	$2,303
Long term	3,750	4,398

Total liabilities	$6,780	$6,701

The changes to landfill liabilities were as follows for the six-month periods ended June 30, 2005 and 2006 (in thousands):

	2005	2006
Beginning balance	$5,272	$6,780
Obligations incurred	441	653
Obligations settled	(9)	(664)
Interest accretion	209	538
Change in estimate	—	(83)
Discontinued operations (See Note 2)	—	(523)

Ending balance	$5,913	$6,701

12. MARKETABLE SECURITIES

As of June 30, 2006, the Company owned marketable securities with a fair market value of approximately $478,000 included in a “rabbi trust” for its deferred compensation plan. The marketable securities are classified as trading securities and their fair value is included in “Other noncurrent assets” in the Company’s condensed consolidated balance sheets at June 30, 2006. Please refer to Note 12 of the Company’s Annual Report on Form 10-K for more information regarding the deferred compensation plan. For the three- and six-month periods ended June 30, 2006, the Company recognized approximately $2,000 and $4,000, respectively in net unrealized holding gains relating to these assets. Changes in the fair value of the assets are recorded as investment income or losses.

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

OVERVIEW

We are a regional, vertically integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Georgia and Tennessee providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At June 30, 2006, we operated 34 collection operations, 28 transfer stations, approximately 60 county convenience drop-off centers, 12 recycling facilities and 9 landfills in the southeastern United States serving more than 700,000 municipal, residential, commercial and industrial service locations.

We had revenues of $75.9 million and operating income of $5.7 million for the three-month period ended June 30, 2005, and revenues of $82.6 million and operating income of $9.6 million for the three-month period ended June 30, 2006. We had revenues of $144.2 million and operating income of $12.5 million for the three-month period ended June 30, 2005, and revenues of $161.7 million and operating income of $17.4 million for the six-month period ended June 30, 2006.

Our presence in growth markets in the southeastern United States has supported our internal growth. In addition, from 1990 through June 30, 2006, we acquired 103 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern United States and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our route density should improve, which we expect will increase our collection efficiencies and profitability.

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

At June 30, 2006, we operated approximately 60 convenience collection sites under contract with 9 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At June 30, 2006, we also operated 12 recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper and old corrugated cardboard. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by entering into hedging instruments. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve. We do not believe that our recycling services revenue is material, nor do we currently expect this revenue stream to be material to our results from operations, cash flows or capital expenditures in the foreseeable future.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At June 30, 2006, we owned or operated 28 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At June 30, 2006, we operated 9 landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the containers and compactors that we resell.

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

Our anticipated capital expenditures for any acquisition or development project, including landfills, could increase due to factors outside of our control, such as zoning and regulatory changes, which often are affected by public opinion and the political process, increases in the prices of land, raw materials and services, and changing outlooks and fortunes of unrelated third parties with whom we contract to purchase the land or provide services. These factors can be exacerbated by the length of time it takes to complete development projects, such as landfills, which generally take many years. Increased expenses caused by these changes could have a significant negative impact on our earnings and results of operations. In addition, if a development project were to be reduced in scope or abandoned, we would charge the capitalized expenses for that project against earnings, which could significantly reduce our earnings. Because our development projects generally are conducted in a public forum, we cannot be certain of the outcome until a final decision is reached by the applicable governing body.

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

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the future:

Allowance For Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our estimated allowance for doubtful accounts is based upon historical collection trends, type of customer, such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The allowance for doubtful accounts was $2.4 million at December 31, 2005 and $2.2 million at June 30, 2006.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risks consist primarily of accounts receivable. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of our customer base. No single customer of ours accounted for more than 4% of our revenues for the six-month periods ended June 30, 2005 and 2006. One customer accounted for approximately 5% and

4% of our net accounts receivable balance as of December 31, 2005 and June 30, 2006, respectively. We do not believe that the loss of any single customer would have a material adverse effect on our results of operations.

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

While the precise amounts of these future obligations cannot be determined, at June 30, 2006, we estimate total landfill closure and post-closure costs of approximately $6.7 million for the airspace consumed to date. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. We had accrued approximately $6.8 million for such projected costs as of December 31, 2005 and subsequently paid approximately $0.7 million in 2006. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations.

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

Acquisitions and Dispositions

Acquisition purchase price is allocated to identified intangible assets and tangible assets acquired and liabilities assumed based on our estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Independent specialists may be utilized to assist management in the determination of fair values of tangible and intangible assets. We accrue the payment of contingent purchase price if the events surrounding the contingency are deemed assured beyond a reasonable doubt, generally as part of the initial purchase price allocation. The purchase price allocations are considered preliminary until we are no longer waiting for information that we have arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination.

We often consummate single acquisitions of multiple solid waste collection or disposal operations. For each separately identified solid waste collection or disposal operation acquired in a single acquisition, we perform an initial allocation of total purchase price to the acquired operation based on our relative fair value. Following this initial allocation of total purchase price to the acquired operation, we further allocate the identified intangible assets and tangible assets acquired and liabilities assumed for each solid waste collection or disposal operation based on our estimated fair value at the dates of acquisition, with any residual amounts allocated to either goodwill or landfill site costs.

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

From time to time, we dispose of certain operations that no longer fit our strategy. The tangible assets and certain intangible assets sold are removed at book value. Goodwill is removed based on the relative fair value of the business being sold to the fair value of the reporting unit. We accrue additional consideration when it is probable the funds will be received, generally at the time of receipt.

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

Three-Month Period Ended June 30, 2006 vs. Three-Month Period Ended June 30, 2005

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed consolidated statements of income.

	Three Months Ended June 30,
	2005	2006
Total revenues	100.0%	100.0%
Service	99.8%	99.7%
Equipment	0.2%	0.3%

Total cost of operations	68.8%	66.4%
Selling, general and administrative	14.2%	12.8%
Depreciation and amortization	9.7%	9.6%
Gain on sale of property, equipment and other assets	-0.2%	-0.5%

Operating income	7.5%	11.7%

Interest expense	3.4%	2.9%
Interest income	0.0%	0.0%
Other income	-0.1%	-0.1%

Income from continuing operations before income taxes	4.2%	8.9%

Income tax expense	1.7%	3.5%

Income from continuing operations	2.5%	5.4%
Discontinued operations:
Income from discontinued operations (net of income taxes)	0.2%	0.0%
Gain on sale of discontinued operations (net of income taxes)	0.5%	2.8%

Income from discontinued operations	0.7%	2.8%

Net income	3.2%	8.2%

Total revenues attributable to services provided are as follows (in thousands):

	Three Months Ended June 30,
	2005	2006
Collection:
Industrial	$22,041	$22,984
Commercial	20,688	22,995
Residential	16,386	18,121
Disposal and transfer	11,335	11,984
Recycling service	1,226	1,200
Recycled commodity sales	1,124	922
Other	2,974	4,134

Total service revenues	$75,774	$82,340

REVENUES. Total revenues increased approximately $6.7 million, or 8.8%, for the three-month period ended June 30, 2006, compared to the same period in 2005. This increase was due primarily to increases in commercial revenue of $2.3 million or 11.2%, residential revenue of $1.7 million or 10.6%, and other revenue of $1.2 million or 39.0%. The increase in other revenue is due primarily to fuel surcharges.

The following table provides the components of service revenue growth (excluding equipment sales revenue) for the three-month period ended June 30, 2006:

SERVICE REVENUE GROWTH	June 30, 2006
Price	4.4%
Volume	-3.1%
Energy surcharge	2.2%

Total internal growth	3.5%
Commodities	-0.3%
Acquisitions	5.5%

Total service revenue growth	8.7%

Our strategy to price our services to cover increasing costs has resulted in higher overall revenue growth. Our volume is down as we continue to evaluate our customer profitability and cull low margin customers.

COST OF OPERATIONS. Cost of operations (including cost of equipment sales) increased $2.6 million, or 4.9%, for the three-month period ended June 30, 2006, compared to the same period in 2005. Cost of operations as a percentage of total revenue decreased to 66.4% from 68.8% for the three-month periods ended June 30, 2006 and 2005, respectively. The following table provides the components of the costs of operations as a percentage of revenues for the three-month period ended June 30, 2006, compared with the same period in 2005.

	2005	2006	change
Labor and related benefits	21.5%	20.6%	-0.9%
Landfill fees, transfer and disposal	27.1%	24.4%	-2.7%
Fuel	4.4%	6.2%	1.8%
Repairs and maintenance—fleet	6.4%	6.3%	-0.1%
Casualty and workers compensation insurance	5.3%	4.5%	-0.8%
Other	4.1%	4.4%	0.3%

Total cost of operations	68.8%	66.4%	-2.4%

Disposal costs continue to decrease as a percentage of revenue as more of the waste we collect is disposed into our landfills. Casualty and workers compensation insurance costs are lower due to favorable insurance pricing as well as an improved experience rating. Fuel costs have increased 28% on a per-gallon basis for the second quarter of 2006, compared to the same period in 2005.

SELLING GENERAL AND ADMINISTRATIVE (“SG&A”). SG&A decreased approximately $0.2 million, or 2.3%, for the three-month period ended June 30, 2006, compared with the same period in 2005.

	2005	2006	change
Labor and related benefits	$5,239	$6,170	$931
Provision for doubtful accounts, net of recoveries	663	144	(519)
Professional fees	1,707	908	(799)
Insurance	249	227	(22)
Rent	494	539	45
Other	2,448	2,564	116

Total SG&A	$10,800	$10,552	$(248)

The decrease in professional fees is primarily attributable to reduced reliance on external resources for Sarbanes-Oxley compliance as we have completed the initial implementation phase and now utilize more internal personnel.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $0.6 million, or 7.8%, for the three-month period ended June 30, 2006 compared to the same period in 2005 as a result of fixed asset and intangible asset additions.

INTEREST EXPENSE. Interest expense (net of interest income) decreased $0.3 million in the three-month period ended June 30, 2006 primarily due to repayment of debt with proceeds from the sale of a landfill operation.

INCOME TAX EXPENSE. The effective income tax rate decreased to 38.8% in the three-month period ended June 30, 2006 from a rate of 39.5% in the same period in 2005 due primarily to the 2005 increase in our estimated deferred tax liabilities.

DISCONTINUED OPERATIONS. Income from discontinued operations, net of income taxes increased from that of the same three-month period in 2005. In 2005, we disposed of certain operations in the Atlanta market area. In 2006, we disposed primarily of a landfill operation (effective April 1, 2006) in the Jacksonville, Florida market. These dispositions are reflected in the condensed consolidated statements of operations as if they had occurred January 1, 2005.

NET INCOME. Net income increased $4.3 million, or 179.3%, to $6.8 million in the three-month period ended June 30, 2006. This increase was primarily due to overall higher gross margin as well as the gain on the sale of discontinued operations.

Six-Month Period Ended June 30, 2006 vs. Six-Month Period Ended June 30, 2005

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed consolidated statements of income.

	Six Months Ended June 30,
	2005	2006
Total revenues	100.0%	100.0%
Service	99.8%	99.7%
Equipment	0.2%	0.3%

Total cost of operations	67.7%	65.9%
Selling, general and administrative	13.8%	13.7%
Depreciation and amortization	9.8%	9.9%
Gain on sale of property, equipment and other assets	-0.1%	-0.2%
Impairment of property, equipment and other assets	0.1%	0.0%

Operating income	8.7%	10.7%

Interest expense	3.4%	3.0%
Interest income	0.0%	-0.1%
Other income	0.0%	-0.1%

Income from continuing operations before income taxes	5.3%	7.9%

Income tax expense	2.1%	3.0%

Income from continuing operations	3.2%	4.9%

Discontinued operations:
Income (loss) from discontinued operations (net of income taxes)	0.1%	0.0%
Gain on sale of discontinued operations (net of income taxes)	0.3%	1.4%

Income from discontinued operations	0.4%	1.4%

Net income	3.6%	6.3%

Total revenues attributable to services provided are as follows (in thousands):

	Six Months Ended June 30,
	2005	2006
Collection:
Industrial	$41,335	$45,120
Commercial	39,807	45,285
Residential	31,470	36,572
Disposal and transfer	21,024	23,025
Recycling service	2,383	2,434
Recycled commodity sales	2,285	1,229
Other	5,543	7,635

Total service revenues	$143,847	$161,300

REVENUES. Total revenues increased approximately $17.6 million, or 12.2%, for the six-month period ended June 30, 2006, compared to the same period in 2005. This increase was due primarily to increases in commercial revenue of $5.5 million or 13.8%, residential revenue of $5.1 million or 16.2%, industrial revenue of $3.8 million or 9.2%, and disposal and transfer revenue of $2.0 million or 9.5%.

COST OF OPERATIONS. Cost of operations (including cost of equipment sales) increased $8.9 million, or 9.1%, for the six-month period ended June 30, 2006, compared to the same period in 2005. Cost of operations as a percentage of total revenue decreased to 65.9% from 67.7% for the six-month periods ended June 30, 2006 and 2005, respectively. Productivity has improved as we rerouted approximately 140 collection vehicles in 2006, reducing required labor and fleet costs. The following table provides the components of the costs of operations as a percentage of revenues for the six-month period ended June 30, 2006, compared with the same period in 2005.

	2005	2006	change
Labor and related benefits	20.9%	20.7%	-0.2%
Landfill fees, transfer and disposal	26.3%	24.0%	-2.3%
Fuel	4.1%	5.8%	1.7%
Repairs and maintenance - fleet	6.3%	6.5%	0.2%
Casualty and workers compensation insurance	5.7%	4.4%	-1.3%
Other	4.4%	4.5%	0.1%

Total cost of operations	67.7%	65.9%	-1.8%

Disposal costs continue to decrease as a percentage of revenue as more of the waste we collect is disposed into our landfills. Casualty and workers compensation insurance costs are lower due to favorable insurance pricing as well as an improved experience rating. Fuel costs have increased on a per-gallon basis for 2006.

SELLING GENERAL AND ADMINISTRATIVE (“SG&A”). SG&A increased approximately $2.3 million, or 11.8%, for the six-month period ended June 30, 2006, compared with the same period in 2005.

	2005	2006	change
Labor and related benefits	$10,125	$12,081	$1,956
Provision for doubtful accounts, net of recoveries	1,174	610	(564)
Professional fees	2,450	3,020	570
Insurance	479	481	2
Rent	933	1,116	183
Other	4,724	4,918	194

Total SG&A	$19,885	$22,226	$2,341

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

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $1.8 million, or 12.8%, for the six-month period ended June 30, 2006 compared to the same period in 2005 as a result of fixed asset and intangible asset additions.

INTEREST EXPENSE. Interest expense (net of interest income) decreased $0.1 million in the six-month period ended June 30, 2006 primarily due to repayment of debt with proceeds from the sale of a landfill operation.

INCOME TAX EXPENSE. The effective income tax rate decreased to 38.1% in the six-month period ended June 30, 2006 from a rate of 39.5% in the same period in 2005 due primarily to the 2005 increase in our estimated deferred tax liabilities.

DISCONTINUED OPERATIONS. Income from discontinued operations, net of income taxes increased $1.7 million from that of the same six-month period in 2005. In 2005, we disposed of certain operations in the Atlanta market area. In 2006, we disposed primarily of a landfill operation (effective April 1, 2006) in the Jacksonville, Florida market. These dispositions are reflected in the condensed consolidated statements of operations as if they had occurred January 1, 2005.

NET INCOME. Net income nearly doubled to $10.2 million in the six-month period ended June 30, 2006, compared to the same period results for 2005. This increase was primarily due to overall higher gross margin and the gain on the sale of discontinued operations, partially offset by increased depreciation and amortization and SG&A costs.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at June 30, 2006 was a negative $11.7 million and a negative $14.6 million at December 31, 2005. The negative amounts were primarily the result of using cash generated from operations for capital expenditures and acquisitions, both long-term assets. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facility and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2006.

We have a revolving credit agreement with a syndicate of lending institutions for which Bank of America acts as agent. This $200 million credit facility provides expansion capacity to $300 million through October 2009.

Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential shares in the collateral pledged under the revolver. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The revolver bears interest at a rate per annum equal to, at our option, either a Bank of America base rate or at the Eurodollar rate (LIBOR) plus, in each case, a percentage rate that fluctuates, based on our leverage ratio, from 0% to 1.0% for base rate borrowings and 1.25% to 2.5% for LIBOR rate borrowings. The revolver requires us to maintain financial covenants and satisfy other requirements, such as minimum net worth, and limits on our capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. We were in compliance with these financial covenants as of December 31, 2005 and June 30, 2006. As of June 30, 2006, an aggregate of approximately $96 million was outstanding under the revolver, with an average interest rate on outstanding borrowings of approximately 7.0%. Availability under this facility was approximately $42.8 million as of June 30, 2006 after consideration of outstanding letters of credit.

We have two $25.0 million term facilities with Prudential, of which $17.9 million in the aggregate was outstanding as of June 30, 2006. Principal repayments are due annually on each of the facilities. The Prudential facilities require us to maintain financial covenants, such as minimum net worth, and limit our capital expenditures and indebtedness. We were in compliance with these financial covenants as of December 31, 2005 and June 30, 2006. Interest on the two Prudential facilities is paid quarterly, based on fixed rates for the two facilities of 7.21% and 7.09%, respectively.

On September 10, 2003, we entered into a $9.5 million income tax exempt variable rate bond with Sampson County, North Carolina for the funding of expansion at our landfill in that county. This bond payable was in addition to our existing $30.9 million Sampson facility. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. under our Bank of America syndication. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 5.6% and 5.8% at December 31, 2005 and June 30, 2006, respectively.

As of June 30, 2006, we had the following contractual obligations and commercial commitments (in thousands):

PAYMENTS DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1) (2)	$203,155	$18,481	$24,637	$104,503	$55,534
Expected landfill liabilities (3)	6,701	2,303	4,398	—	—
Disposal agreements	119	40	79	—	—
Purchase commitments (4)	9,518	9,518	—	—	—
Operating leases	8,206	2,334	1,814	1,157	2,901
Capital leases	471	199	272	—	—

Total contractual cash obligations	$228,170	$32,875	$31,200	$105,660	$58,435

(1)	Includes amounts outstanding as of June 30, 2006 of $96.0 million under our revolver, $17.9 million under the Prudential term facilities, and $40.4 million under the Sampson bond facilities. Our revolver allows us to borrow up to $200.0 million provided we are in compliance with the facility’s loan covenants. Includes projected interest assuming the various debt facilities are held to maturity at current rates.
(2)	As disclosed in Note 8 of our unaudited condensed consolidated financial statements, we have entered into various interest rate swaps, which fixed the interest rate for a portion of our debt through 2007. Additionally, we have entered into commodity contracts to hedge our recycling revenue received for old corrugated cardboard. The commodity contracts have a term of three years. As of June 30, 2006, the fair value of the interest rate swap agreements recorded on our consolidated balance sheets was an asset of approximately $0.8 million. The fair values of the cardboard commodity contracts are recorded on our consolidated balance sheets as a liability of approximately $0.5 million as of June 30, 2006. The above table does not include any obligations for these arrangements.
(3)	Liabilities are based on current costs and include capping, closure, post-closure and environmental remediation costs. These costs represent the expected landfill liabilities we will incur for final capping, closure and post-closure for the airspace consumed to date. We will recognize additional liabilities for these types of costs as airspace is consumed in each landfill.
(4)	In June 2006, we entered into a 25-year contract with Wake County, North Carolina to build and operate a regional landfill. Approximately $7.5 million of estimated capital expenditures for landfill construction and related landfill equipment are included in the $9.5 million.

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

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands)

Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit	$17,532	$17,532	$—	$—
Performance bonds	32,622	29,514	3,108	—

Total commercial commitments	$50,154	$47,046	$3,108	$—

Net cash provided by operating activities totaled $21.9 million for the six-month period ended June 30, 2006 and consisted primarily of net income of $10.2 million plus non-cash adjustments such as depreciation and amortization of $15.7 million and net changes in assets/liabilities of a negative $4.0 million.

For the six-month period ended June 30, 2006, net cash used in investing activities was $8.8 million. Of this, $5.0 million was used to fund the cash portion of acquisitions and $21.1 million was used for capital expenditures, of which $6.2 million was for landfill expansion, with the balance primarily for investments in equipment, consisting primarily of trucks and containers.

For the six-month period ended June 30, 2006, capital expenditures were $21.1 million, compared to $16.0 million for the same period in 2005. We currently expect capital expenditures for 2006 to be approximately $36.0 million to $37.0 million. In 2006, $7 million of the expected capital expenditures are earmarked for landfill site and cell construction and $2 million for landfill equipment and related facilities. We have funded and expect to fund our 2006 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot currently be determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal businesses, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

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

For the six-month period ended June 30, 2006, net cash used in financing activities was $14.6 million, which primarily included net repayment of long-term debt.

Cash flows from operations discontinued in 2005 and 2006 have not been presented separately in our consolidated statements of cash flows. The impact of these dispositions on prior year operating, financing, and investing activities is insignificant, with the exception of the $16.4 million cash proceeds from the sale of the discontinued operations.

At June 30, 2006, we had approximately $156.4 million of long-term and short-term borrowings outstanding (including capital leases) and approximately $50.2 million in letters of credit including performance bonds. The ratio of our total debt (including capital leases) to total capitalization was 53.0% at June 30, 2006, compared to 56.3% as of December 31, 2005.

Off-Balance Sheet Arrangements

At June 30, 2006, we had the following off-balance sheet arrangements:

One of our wholly owned subsidiaries entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002 (see Part II, Item 1 – Legal Proceedings). Pursuant to the Franchise Agreement, we have agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the Franchise Agreement. As a result, we are liable for the expenses of, and any damages or other awards ultimately determined against, those defendants. This arrangement has not materially affected our financial position, results of operations or liquidity during the six-month period ended June 30, 2006 nor is it expected to have a material impact on our future financial position, results of operations or liquidity.

Newly Adopted Accounting Pronouncements

For discussion of the new accounting standards that affect us, see Note 1 to our unaudited condensed consolidated financial statements included in this Form 10-Q.

RISK FACTORS

As previously mentioned in our Note Relating to Forward-Looking Statements, there are numerous risks and uncertainties associated with our business. Please refer to Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2005 and Part II, Item IA (Risk Factors) of this Form 10-Q for a discussion of other factors that could materially affect our operations and the forward-looking statements in this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures. We entered into interest rate swap agreements in March 2004 to modify the interest characteristics of our outstanding long-term debt and designated the qualifying instrument as a cash flow hedge. Under the terms of the agreements, the interest rate swaps hedged notional debt values of $30.0 and $10.0 million, respectively. These swaps are in effect for the period November 2004 through February 2007 with fixed rates of 2.7%.

Our cash flows are impacted by fluctuations in commodity pricing. To reduce our risk to market fluctuations, we enter into commodity swap contracts to hedge our cash flows from the sale of old corrugated cardboard, or OCC. The notional amounts hedged under these agreements represent approximately 31% of our current OCC volume.

We have used heating oil option agreements to manage a portion of our exposure to fluctuation in diesel fuel oil prices. To date, such agreements have not been significant to our financial condition and results of operations. On December 28, 2004, we entered into a heating oil hedge contract, effective January 1, 2005, to cap our exposure on 1.2 million gallons of diesel fuel at $1.90 per gallon. The hedge coverage represented approximately 80% of our first quarter 2005 diesel fuel requirements, and expired on March 31, 2005. In November 2005, we entered into a heating oil hedge contract, effective December 1, 2005, to cap our exposure on 2.5 million gallons of diesel fuel at $2.53 per gallon through April 2006. In May 2006, we entered into a heating oil hedge contract, effective June 1, 2006, to cap our exposure on approximately 0.9 million gallons of diesel fuel at $2.93 per gallon through May 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

No changes were made in our internal controls over financial reporting in the quarter ended June 30, 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The City of Chesapeake, et al v. Camden County, et al, Superior Court of Camden County, Docket No. 05 CVS 95

Black Bear Disposal, LLC (“Black Bear”), one of our wholly owned subsidiaries, entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002. The Franchise Agreement gives Black Bear the exclusive right to build and operate a municipal solid waste landfill in the County, on a tract of approximately 1,000 acres. On November 3, 2005, the City of Chesapeake, Virginia, 13 individuals and a limited partnership alleging to own property in the vicinity of the proposed landfill, and the Camden Citizens Action League, Inc. filed suit in Camden County Superior Court against Camden County, the Board of Commissioners of Camden County, the five Camden County Commissioners and the County Manager in both their official and individual capacities, and Black Bear. In their complaint, the plaintiffs seek a number of judicial determinations, including a declaration that the Franchise Agreement and underlying Franchise Ordinance are void, that certain prerequisites to the approval of the Franchise Ordinance and execution of the Franchise Agreement were not met, and that certain prerequisites to Black Bear’s permit application to the North Carolina Department of Environment and Natural Resources (“DENR”) were not met. The defendants, including Black Bear, filed a Motion to Dismiss, Answer, Affirmative Defenses and Counterclaims on January 19, 2006, moving to dismiss the plaintiffs’ complaint on the basis of the applicable statutes of limitation, the failure to join a necessary party, lack of subject matter and personal jurisdiction, sovereign and governmental immunity, lack of standing, and the failure to exhaust administrative remedies, denying many of the factual allegations of the plaintiffs’ complaint, and raising as affirmative defenses the applicable statutes of limitation, the terms of a November 22, 2004 Nondisclosure Agreement between us and the Southeastern Public Service Authority of Virginia (“SPSA”), in which SPSA, for itself and its members (Chesapeake is a member of SPSA), had agreed not to interfere with or oppose our plans for a landfill in Camden County, and the doctrines of estoppel, waiver, release, sovereign, governmental and legislative immunities, laches, and the failure to exhaust administrative remedies. The defendants’ counterclaims included claims that the plaintiffs had tortiously interfered with Black Bear’s Franchise Agreement, that Chesapeake had breached the Nondisclosure Agreement, and that Chesapeake has misused Black Bear’s confidential information in violation of the Nondisclosure Agreement and the North Carolina Trade Secrets Protection Act. In the counterclaims, the defendants, including Black Bear, sought the damages suffered as a result of plaintiffs’ tortious interference, and Chesapeake’s breach of the Nondisclosure Agreement and misuse of confidential information, including damages in excess of $3,000,000 per year for any delay in the opening of the proposed landfill. The plaintiffs filed Motions to Dismiss, Strike, Separate Claims, Answer, Affirmative Defenses and Motion to Amend Complaint in response to defendants’ counterclaims, arguing that the counterclaims should be dismissed or stricken, or, in the alternative, separated for trial, and that plaintiffs should be given leave to amend their complaint to add Waste Industries USA, Inc. as a party, given Waste’s agreement to be considered a co-permittee on the landfill, with Black Bear.

Black Bear’s and the County defendants’ Motion to Dismiss the plaintiffs’ claims came on for hearing on April 24, 2006, as did Chesapeake’s and the other plaintiffs’ Motions to Dismiss the defendants’ counterclaims. The Court denied Black Bear’s, the County defendants’ and Chesapeake’s Motions to Dismiss, while granting the remaining plaintiffs’ Motion to Dismiss Black Bear’s and the County defendants’ counterclaims. As a result, the plaintiffs’ challenges to the Franchise Ordinance and Franchise Agreement remain pending, as do Black Bear’s and the County defendants’ counterclaims against Chesapeake. Plaintiff’s Motions to Strike, Separate and Amend were not reached by the Court and remain pending.

The matter is now in discovery on the plaintiffs’ claims and the defendants’ counterclaims, including written discovery and the depositions of the various party and third-party witnesses. The defendants anticipate renewing the defenses underlying their Motion to Dismiss in a Motion for Summary Judgment at the close of discovery.

If the plaintiffs succeed in this matter, Black Bear could be required to re-negotiate the Franchise Agreement or re-apply for a franchise with the County and/or re-submit and/or amend its request for a site suitability determination to DENR. If the landfill is not developed, we may not recover all of our $11.2 million of capitalized costs. We are continuing our efforts to develop this landfill. We intend to vigorously defend this matter and pursue these and any other potential counterclaims against the plaintiffs.

Pursuant to the Franchise Agreement, Black Bear has agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the Franchise Agreement. As a result, Black Bear is liable for the expenses of, and any damages or other awards ultimately determined against, those defendants.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2005 except the following:

State legislation or rulemaking could disrupt, delay and change the permitting process for landfills.

The permitting process for landfills is established and governed by the state in which the landfill is to be located. This process is subject to change at both the agency and the legislative levels in each state. In July 2006, the North Carolina legislature enacted a one-year moratorium on permits for new landfills. The moratorium will run from August 1, 2006 to August 1, 2007. The legislation requires the Environmental Review Commission, with the assistance of the Division of Waste Management of the Department of Environmental and Natural Resources, to study measures concerning, among other things, financial responsibility requirements, franchise and local government requirements, and siting, design and operational requirements for solid waste landfills in the state. The legislation also establishes a committee to study, among other things, the impact of landfills on minority and low-income communities. The moratorium could lead to delays and greater expense in the development of landfills in North Carolina, including landfills for which we are currently seeking approval . The results of the moratorium on the current permitting process in general cannot be predicted. New statutes or rules could be adopted that are more onerous than those currently in effect. We cannot assure you that other states in which we operate will not adopt similar moratoriums or change their current landfill permitting processes. Any moratorium or statutory or rule change that increases the time and cost to develop landfills could negatively affect our operations.

The North Carolina legislation also requires the Environmental Review Commission to study ways to reduce the amount of solid waste disposed of in North Carolina landfills. Any resulting recommendation by the Commission, if enacted in a statute or rule, could make the landfill permitting process in North Carolina, as well as the construction and operation of landfills, more difficult, lengthy and expensive, or reduce the number or size of landfills that can be built and operated in the state. This could have a negative impact on current projects and our business strategy as well as on our operations due to possible reductions in operating margin and charges to earnings of capitalized expenditures for the development of landfills. Other states could adopt similar measures.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 17, 2006. The following is a description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)	The stockholders elected the following persons as directors: Lonnie C. Poole, Jr.; Jim W. Perry; Glenn E. Futrell; Paul F. Hardiman; James R. Talton, Jr.; and James A. Walker. The votes for and the votes withheld for each nominee were as follows:

Nominee	Votes For	Votes Withheld
Lonnie C. Poole, Jr.	10,146,521	82,099
Jim W. Perry	10,171,752	56,868
Glenn E. Futrell	10,170,502	58,118
Paul F. Hardiman	10,132,078	96,542
James R. Talton, Jr.	10,130,828	97,792
James A. Walker	10,130,828	97,792

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Exhibit Description
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to rule 15d-14(a) under the Securities Exchange Act of 1934

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to rule 15d-14(a) under the Securities Exchange Act of 1934

Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2006	Waste Industries USA, Inc.
(Registrant)

	By:	/s/ Jim W. Perry
Jim W. Perry
President and Chief Executive Officer

Dated: August 9, 2006	Waste Industries USA, Inc.
(Registrant)

	By:	/s/ D. Stephen Grissom
D. Stephen Grissom
Chief Financial Officer