Form 10-Q
period 2006-09-30
WASTE INDUSTRIES USA INC
filed 2006-11-09
CIK 1125845

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	13,942,665 shares
(Class)	(Outstanding at November 7, 2006)

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2005	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,575	$1,768
Accounts receivable - trade, net of allowance for uncollectible accounts of $2,396 and $1,497 at December 31, 2005 and September 30, 2006, respectively	34,541	34,800
Accounts receivable - other	1,376	846
Receivables from employees	276	—
Inventories	1,547	1,250
Deferred income taxes	1,524	1,524
Prepaid insurance	180	2,712
Other current assets	869	2,521

Total current assets	41,888	45,421

Property and equipment, net	216,390	218,977
Goodwill, net	97,115	97,689
Other intangible assets, net	8,810	7,953
Other noncurrent assets	3,952	3,936

Total assets	$368,155	$373,976

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2005	September 30, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$16,579	$15,621
Acquisition related liabilities	658	832
Accrued liabilities and other payables	6,065	4,695
Current maturities of long-term debt	10,733	7,868
Accrued wages and benefits	4,258	6,584
Closure/post-closure liabilities	3,030	912
Income taxes payable	3,844	438
Reserve for self-insurance	4,661	5,201
Deferred revenue	6,707	7,169

Total current liabilities	56,535	49,320

Long-term debt, net of current maturities	155,212	153,069
Noncurrent deferred income taxes	22,339	22,750
Other long-term liabilities	4,570	7,210
Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, no par value, shares authorized - 80,000,000 shares; issued and outstanding: December 31, 2005 - 13,736,178 September 30, 2006 - 13,941,165	41,196	42,966
Paid-in capital	7,744	8,398
Retained earnings	79,905	89,923
Unrealized gain on cash flow hedges	654	340

Total shareholders’ equity	129,499	141,627

Total liabilities and shareholders’ equity	$368,155	$373,976

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues:
Service revenues	$81,198	$84,387	$225,045	$245,687
Equipment sales	150	294	461	740

Total revenues	81,348	84,681	225,506	246,427

Operating costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	55,466	55,670	152,894	161,909
Cost of equipment sales	83	145	287	432
Selling, general and administrative	11,120	10,228	31,005	32,455
Depreciation and amortization	7,598	7,862	21,785	23,860
Gain on sale of property, equipment and other assets	(223)	(303)	(447)	(688)
Impairment of property, equipment and other assets	—	15	143	15

Total operating costs and expenses	74,044	73,617	205,667	217,983

Operating income	7,304	11,064	19,839	28,444

Interest expense	2,434	2,379	7,395	7,287
Interest income	(29)	(36)	(61)	(131)
Other	(110)	(76)	(191)	(226)

Total other expense, net	2,295	2,267	7,143	6,930

Income from continuing operations before income taxes	5,009	8,797	12,696	21,514
Income tax expense	2,055	4,910	5,092	9,754

Income from continuing operations	2,954	3,887	7,604	11,760

Discontinued operations (Note 2):
Income from discontinued operations (net of income taxes)	86	—	239	10
Gain (loss) on sale of discontinued operations (net of income taxes)	—	(134)	389	2,135

Income (loss) from discontinued operations	86	(134)	628	2,145

Net income	$3,040	$3,753	$8,232	$13,905

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Earnings per share:
Basic:
Income from continuing operations	$0.21	$0.28	$0.56	$0.85
Income (loss) from discontinued operations	0.01	(0.01)	0.04	0.15

Net income	$0.22	$0.27	$0.60	$1.00

Diluted:
Income from continuing operations	$0.21	$0.28	$0.55	$0.84
Income (loss) from discontinued operations	0.01	(0.01)	0.05	0.15

Net income	$0.22	$0.27	$0.60	$0.99

Cash dividends paid per share of common stock	$0.08	$0.10	$0.16	$0.28

Weighted-average number of common shares outstanding:
Basic	13,706	13,910	13,640	13,844
Diluted	13,852	14,072	13,811	14,025

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended September 30, 2006

(In Thousands)

(Unaudited)

	Shares		Common Stock	Paid-in Capital	Retained Earnings	Unrealized Gains (Losses) on Cash Flow Hedges	Total Shareholders’ Equity
	Authorized	Outstanding
Balance at December 31, 2005	80,000	13,736	$41,196	$7,744	$79,905	$654	$129,499
Net income	—	—	—	—	13,905	—	13,905

Other comprehensive income, net of income taxes of $(132)
Unrealized loss on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	(314)	(314)

Other comprehensive income	—	—	—	—	—	—	(314)

Comprehensive income	—	—	—	—	—	—	13,591
Issuances of stock	—	3	61	—	—	—	61
Exercise of stock options	—	202	1,709	—	—	—	1,709
Stock option expense	—	—	—	391	—	—	391
Excess tax benefit from stock option exercises	—	—	—	263	—	—	263
Dividends paid	—	—	—	—	(3,887)	—	(3,887)

Balance at September 30, 2006	80,000	13,941	$42,966	$8,398	$89,923	$340	$141,627

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2006
Operating Activities:
Net income	$8,232	$13,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,463	24,026
Landfill accretion expense	305	688
Amortization of debt issuance costs	762	411
Asset impairment	143	15
Gain on sale of property, equipment and other assets	(447)	(688)
Gain on sale of discontinued collection and disposal operations	(389)	(2,135)
Stock compensation expense	60	452
Deferred income taxes	3,002	548
Change in fair value of commodity hedges	—	932
Provision for doubtful accounts	1,651	1,139
Changes in operating assets and liabilities, net of effects from acquisition and disposition of related businesses:
Receivables	(6,486)	(1,452)
Prepaid expenses and other current assets	130	(595)
Other assets	749	(499)
Accounts payable and accrued liabilities	1,381	(2,657)
Deferred revenue and other liabilities	1,122	(1,514)

Net cash provided by operating activities	32,678	32,576

Investing Activities:
Acquisitions of related businesses, net of cash acquired	(28,618)	(5,763)
Purchases of property and equipment	(27,382)	(33,871)
Proceeds from sale of discontinued collection and disposal operations	7,913	16,352
Proceeds from sale of property, equipment and other assets	1,995	1,645
Settlement of acquisition liabilities	(655)	(475)
Other	16	140

Net cash used in investing activities	(46,731)	(21,972)

Financing Activities:
Proceeds from issuance of long-term debt	47,697	30,023
Principal payments of long-term debt	(35,415)	(37,542)
Payment of dividends	(2,191)	(3,887)
Principal payments of capital lease obligations	(150)	(395)
Debt issuance costs	(60)	(582)
Excess tax benefit from stock option exercises	—	263
Net proceeds from exercise of stock options	1,874	1,709

Net cash provided by (used in) financing activities	11,755	(10,411)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,298)	193
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,445	1,575

CASH AND CASH EQUIVALENTS, END OF PERIOD	$147	$1,768

See Notes to Unaudited Condensed Consolidated Financial Statements.

	Nine Months Ended September 30,
	2005	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,961	$7,592

Cash paid for income taxes	$3,508	$14,888

Supplemental disclosure of non-cash transactions (dollars in thousands) – As of September 30, 2006, approximately $1,945 of fixed asset additions were included in accounts payable.

During the nine-month period ended September 30, 2005, the Company acquired approximately $346 of fixed assets by entering into a capital lease.

During the nine-month period ended September 30, 2005, the Company sold an insurance policy in exchange for 17,617 shares of the Company’s common stock with a fair value of approximately $219 (see Note 10).

During the nine-month period ended September 30, 2006, the Company financed insurance premiums of approximately $2,512 and recorded prepaid insurance with an offsetting note payable for that amount.

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

New Accounting Pronouncements - Not Yet Adopted

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its consolidated financial statements.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force, or EITF, No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company is assessing EITF 06-3 and has not determined the impact that the adoption of EITF 06-3 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not determined the impact that the adoption of SFAS No. 157 will have on its financial statements.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies could evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company is assessing SAB 108 and has not yet determined the impact that the adoption of SAB 108 will have on its financial statements.

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

As a result of the adoption of SFAS No. 123R on January 1, 2006, the Company’s results for the nine months ended September 30, 2006 include stock-based compensation expense relating to stock options of approximately $0.4 million (earnings per share of $.03 basic and diluted). The Company’s results for the three months ended September 30, 2006 include stock-based compensation expense relating to stock options of approximately $0.2 million (earnings per share of $.01 basic and diluted). These amounts are included within selling, general, and administrative expenses on the condensed consolidated statements of operations. This expense relates primarily to unvested options granted prior to the January 1, 2006 date of adoption of SFAS No. 123R. These pre-adoption stock options are primarily incentive stock options and typically vest over a period of four years with a five-year contractual life. Dividends are not paid on unexercised options.

As of September 30, 2006, there existed approximately $1.1 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted average period of 2.6 years.

A summary of the status of the Stock Option Plan as of September 30, 2006 and changes during the nine months ended on that date is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	584,398	$10.74
Granted	90,468	21.82
Forfeitures	(25,327)	11.63
Expired	(4,410)	7.43
Exercised	(201,842)	8.47

Outstanding as of September 30, 2006	443,287	$14.01	3.02	$5,770

Vested and unvested expected to vest as of September 30, 2006	429,739	$14.06	3.02	$5,574

Exercisable at September 30, 2006	187,775	$12.38	2.43	$2,750

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was approximately $0.7 million and $1.2 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2005 was approximately $46,000 and $1.4 million, respectively.

The per share fair value of options granted under the Stock Option Plan during 2004, 2005 and 2006 was estimated using the Black-Scholes option-pricing model and the following assumptions:

	2004	2005	2006
Weighted-average grant-date fair value of options granted	$3.90	$4.50	$5.78
Weighted-average expected lives (years)	5.00	5.00	3.50
Risk-free interest rate	3.74%	3.91%	4.84%
Expected dividend yield	1.49%	2.30%	2.00%
Volatility	42.19%	39.78%	37.00%

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

As of September 30, 2006, the Company had approximately 0.3 million options available for future issuance under the Stock Option Plan.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income:
As reported	$3,040	$8,232
Deduct - total stock-based compensation determined under fair value based method for all awards	(98)	(340)

Pro forma	$2,942	$7,892

Earnings per share:
Basic:
As reported	$0.22	$0.60
Pro forma	$0.21	$0.58

Diluted:
As reported	$0.22	$0.60
Pro forma	$0.21	$0.57

The Company primarily grants incentive stock options, which do not result in an income tax deduction to the Company unless a disqualifying disposition takes place. Consequently, no income tax benefit is recorded on incentive stock options as the options vest or are exercised unless the exercise is a disqualifying disposition. Prior to the adoption of SFAS No. 123R, the Company presented all income tax benefits resulting from the exercise of stock options as operating cash flows in its condensed consolidated statements of cash flows. SFAS No. 123R requires cash flows resulting from excess income tax benefits to be shown as part of cash flows from financing activities. The Company has elected to calculate its initial pool of excess tax benefits pursuant to the method described in FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

Cash received from option exercises for the nine-month periods ended September 30, 2005 and 2006 was approximately $1.9 million and $1.7 million, respectively, and is shown as financing cash inflows in the Company’s condensed consolidated statements of cash flows.

Stock

The Company pays a portion of its directors’ fees with stock. Directors’ fees settled with stock are expensed as the service is performed. The number of shares available for settlement is based upon the closing price of the stock on the date of payment and the cash price of the services. For the three- and nine-month periods ended September 30, 2005, the Company recognized approximately $16,000 and $60,000, respectively, for the portion of directors’ fees settled in stock. For the three- and nine-month periods ended September 30, 2006, the Company recognized approximately $17,000 and $61,000, respectively, for the portion of directors’ fees settled in stock.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

The Company purchases operations consistent with its overall strategy to internalize waste and expand its presence in certain markets in order to reduce administrative costs, and gain route efficiencies, wherever available. If an operation is no longer consistent with the Company’s overall strategy, it may be sold.

Acquisitions

In the nine-month period ended September 30, 2006, the Company made three acquisitions totaling $3.1 million to increase its presence in the Atlanta, Georgia market. In addition, the Company made five acquisitions totaling approximately $2.6 million to increase its presence in the North Carolina and South Carolina markets. Approximately $0.7 million in additional purchase price has been accrued as a current liability related to these 2006 acquisitions. Additionally, approximately $0.1 million remains accrued for holdbacks related to pre-2006 acquisitions.

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

As of September 30, 2006, the recorded purchase price allocation for the 2006 acquisitions was as follows (in thousands):

Tangible assets (liabilities) acquired at fair value:
Accounts receivable	$318
Property and equipment	1,581
Deferred revenue	(466)

Total net tangible assets acquired	1,433
Intangible assets acquired at fair value:
Customer lists	919
Noncompete agreements	42
Goodwill	4,056

Total net assets acquired, at fair value	6,450

Amount of purchase price withheld	(687)

Cash paid for acquisitions	$5,763

Goodwill related these acquisitions will be deductible for tax purposes.

The following unaudited pro forma results of operations for the three- and nine-month periods ended September 30, 2005 and 2006 assume that the acquisitions described above had occurred as of January 1, 2005 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	2005	2006	2005	2006
Total revenues	$82,559	$84,760	$229,138	$247,755

Operating income	7,607	11,074	20,745	28,752

Income from continuing operations	3,063	3,888	7,942	11,855
Income (loss) from discontinued operations	86	(134)	628	2,145

Net income	$3,149	$3,754	$8,570	$14,000

Earnings per common share:
Basic:
Income from continuing operations	$0.22	$0.28	$0.58	$0.86
Income (loss) from discontinued operations	0.01	(0.01)	0.05	0.15

Net income	$0.23	$0.27	$0.63	$1.01

Diluted:
Income from continuing operations	$0.22	$0.28	$0.58	$0.85
Income (loss) from discontinued operations	0.01	(0.01)	0.04	0.15

Net income	$0.23	$0.27	$0.62	$1.00

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

In the nine months ended September 30, 2006, the net assets and liabilities disposed of were as follows (in thousands):

Disposed assets:
Accounts receivable	$561
Inventories and other assets	41
Property and equipment	8,653
Goodwill, net	3,762
Other intangibles, net	—

Total net assets disposed of	13,017
Disposed liabilities:
Deferred revenue	(50)
Asset retirement obligations	(523)

Total net assets and liabilities disposed of	$12,444

Quarterly, the Company analyzes its operations that have been divested or classified as held-for-sale in order to determine if they qualify for discontinued operations accounting. Under generally accepted accounting principles, only operations that qualify as a component of an entity (and where the Company does not have significant continuing involvement) can be included in discontinued operations. For the Company’s purposes, continuing involvement could include continuing to receive waste at a Company landfill or recycling facility from a divested hauling operation or continuing to dispose of waste at a divested landfill.

The results of operations of businesses sold in 2005 and 2006 that are included in net income for the three-and nine-month periods ended September 30, 2005 and 2006 were reported as discontinued operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues	$1,528	$—	$8,529	$1,519
Operating expenses:
Cost of operations	1,168	—	6,724	1,275
Selling, general and administrative	60	—	731	101
Depreciation and amortization	158	—	679	127

Income before income taxes	142	—	395	16
Income tax provision	56	—	156	6

Income from discontinued operations (net of income taxes)	$86	$—	$239	$10

In conjunction with its dispositions, the Company recognized a gain on disposal of the assets and operations totaling approximately $0.4 million (net of income taxes of $0.3 million) for the nine months ended September 30, 2005 and $2.1 million (net of taxes of $1.8 million) for the same period in 2006. For the three months ended September 30, 2005, the Company recognized no gain/loss on disposal of operations. For the three months ended September 30, 2006, the Company recognized approximately $0.1 million in additional income tax expenses related to the disposal of operations.

3. INTANGIBLE ASSETS

Intangible assets consist of goodwill, customer relationships, transfer station permits and noncompete agreements acquired in business combinations. Intangible assets are net of accumulated amortization.

The following table summarizes the activity related to goodwill for the nine-month period ended September 30, 2006 (in thousands):

Beginning balance as of January 1, 2006	$97,115
Acquisitions	4,056
Dispositions	(3,762)
Adjustments to prior purchase price allocations	280

Ending balance as of September 30, 2006	$97,689

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company discontinued amortization of goodwill effective January 1, 2002. On an ongoing basis, the Company performs an annual impairment test. At least quarterly, the Company also analyzes whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustment after adoption, if any, will be recognized as an operating expense. The Company adopted July 31 as its annual assessment date. The Company completed its annual impairment test as of July 31, 2006 and determined that there was no goodwill impairment.

Other intangible assets consisted of the following at December 31, 2005 and September 30, 2006 (in thousands):

	December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$11,070	$2,730	$8,340
Noncompete agreements	540	138	402
Transfer station permits	78	10	68

	$11,688	$2,878	$8,810

	September 30, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$11,933	$4,398	$7,535
Noncompete agreements	581	223	358
Transfer station permits	78	18	60

	$12,592	$4,639	$7,953

Amortization expense of other intangible assets for the three- and nine-month periods ended September 30, 2005 was $576,000 and $1,191,000, respectively. For the three- and nine-month periods ended September 30, 2006, amortization expense was $583,000 and $1,768,000, respectively. The weighted average amortization period for customer relationships and noncompete agreements is 7.5 years and 5.0 years, respectively. Other intangible assets are amortized on a straight-line or accelerated basis to match the economic benefit received from the asset.

For the three- and nine-month periods ended September 30, 2005, the Company recognized impairment expense of approximately $0 and $50,000, respectively, related to certain customer relationships. No impairment was recognized for intangible assets in those periods in 2006.

Estimated future amortization expense associated with other intangible assets at September 30, 2006 is as follows (in thousands):

Year	Amortization Expense
Remainder 2006	$578
2007	2,035
2008	1,552
2009	1,327
2010	1,005
2011	685
Thereafter	771

Total	$7,953

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

Earnings per share was calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Income from continuing operations	$2,954	$3,887	$7,604	$11,760
Income (loss) from discontinued operations	86	(134)	628	2,145

Net income	$3,040	$3,753	$8,232	$13,905

Denominator used for basic earnings per share - Weighted average number of shares outstanding	13,706	13,910	13,640	13,844

Denominator used for diluted earnings per share:
Denominator used for basic earnings per share	13,706	13,910	13,640	13,844
Dilutive impact of stock options outstanding	146	162	171	181

Weighted average number of shares outstanding	13,852	14,072	13,811	14,025

Antidilutive options to purchase common stock not included in earnings per share calculation	194	—	194	90

5. LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2005 and September 30, 2006 (in thousands):

	December 31, 2005	September 30, 2006
Credit facilities:
Term facility	$28,571	$17,857
Revolving credit facility	97,000	102,000
Bonds	40,355	40,355
Other	19	725

Total long-term debt	165,945	160,937
Less current maturities	(10,733)	(7,868)

Long-term debt, net of current maturities	$155,212	$153,069

Revolving Credit Facility

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

Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the revolver. The amended revolver bears interest at a rate per annum equal to, at the Company’s option, either a Bank of America base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company’s funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0% to 1.0% for base rate borrowings and 1.25% to 2.5% for Eurodollar rate borrowings. The revolver, before and after amendment, requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, and limits on capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2005 and September 30, 2006. The revolver also requires the lenders’ approval of acquisitions in some circumstances.

The average interest rate on outstanding borrowings under the revolver was approximately 6.4% and 6.9% at December 31, 2005 and September 30, 2006, respectively. Availability was approximately $38.6 million under the revolver as of September 30, 2006 after consideration of outstanding letters of credit.

The Company utilizes cash flow hedge agreements to manage a portion of its risks related to fluctuations in interest rates for this revolving credit facility. In March 2004, the Company entered into interest rate swaps to hedge notional debt values of $30.0 million and $10.0 million, respectively. These swaps are in effect for the period November 2004 through February 2007 with fixed interest rates of 2.7%.

Term Facility

The Company has two $25.0 million term facilities with Prudential, of which $17.9 million in the aggregate was outstanding as of September 30, 2006. Principal repayments are due annually on each of the facilities. The Prudential facilities require the Company to maintain financial covenants, such as minimum net worth, and limit its capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2005 and September 30, 2006. Interest on the two Prudential facilities is paid quarterly, based on fixed rates for the two facilities of 7.21% and 7.09%, respectively. Prior to the final scheduled payment in April 2006, the Company had a third $25 million term facility at 7.53% with Prudential.

Bonds

The Company entered into a $9.5 million variable rate bond with Sampson County, North Carolina on September 10, 2003 for the funding of expansion at its landfill in that county. This bond expires in 2023 and is in addition to the Company’s existing $30.9 million Sampson facility, which expires in 2021. Both facilities are backed by a letter of credit issued by Wachovia Bank N.A. as a participating lender under the revolver. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 5.6% and 5.3% at December 31, 2005 and September 30, 2006, respectively.

Other

Included in other long term-debt as of September 30, 2006 is a $0.7 million note payable for financed insurance premiums. The loan is payable in equal monthly installments of approximately $365,000 with an effective interest rate of 5.0%.

Aggregate principal maturities of long-term debt at September 30, 2006 were as follows (in thousands):

Current	$7,868
13 to 24 months	7,143
25 to 36 months	3,571
37 to 48 months	102,000
49 to 60 months	—
Thereafter	40,355

Total	$160,937

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was $166.5 million and $161.0 million at December 31, 2005 and September 30, 2006, respectively.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31, 2005 and September 30, 2006 (in thousands):

	December 31, 2005	September 30, 2006
Land, land improvements and buildings	$44,801	$43,742
Landfills and associated land	123,570	126,629
Machinery and equipment	18,140	15,984
Containers	102,047	107,292
Collection vehicles	107,783	114,441
Furniture, fixtures, and office equipment	7,460	7,063
Construction in progress	501	757

Total property and equipment	404,302	415,908
Less accumulated depreciation	(187,912)	(196,931)

Property and equipment, net	$216,390	$218,977

Construction in progress includes equipment not placed in service as of the balance sheet date. Landfills and associated land includes land held for development, representing various landfill properties with an aggregate cost of approximately $19.0 million and $13.4 million as of December 31, 2005 and September 30, 2006, respectively.

Depreciation expense (including software amortization) for the three- and nine-month periods ended September 30, 2005 and 2006 was approximately $6.1 million and $17.8 million, and $5.0 million and $17.0 million, respectively. Landfill amortization expense was approximately $1.1 million and $3.5 million, and $2.2 million and $5.2 million for the three- and nine-month periods ended September 30, 2005 and 2006, respectively.

Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded asset impairment charges of approximately $0 and $93,000 for the three- and nine-month periods ended September 30, 2005. For both the three- and nine-month periods ended September 30, 2006, the Company recorded asset impairment charges of approximately $15,000. All charges were related to certain excess equipment and vehicles that had been taken out of service. The Company determined fair value based on comparable equipment with similar remaining useful lives.

7. SHAREHOLDERS’ EQUITY

The Company issued 3,145 shares of common stock with a fair value of approximately $61,000 during the nine-month period ended September 30, 2006, which was recorded as directors’ fees.

The Company declared a dividend of approximately $1.2 million in the first quarter of 2006 that was paid in April 2006. The Company declared and paid dividends of approximately $1.3 million and $1.4 million in the second and third quarters of 2006, respectively. Under the Company’s amended revolving bank facility, payment of cash dividends is limited to 50% of the trailing twelve months’ net income. Additionally, the Company must meet financial covenants contained in the facility, including covenants relating to minimum net worth and maximum levels of capital expenditures and indebtedness. If the Company is not in compliance with these covenants, or otherwise in default under the facility, it would not be able to pay cash dividends.

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

The Company measures effectiveness of the interest rate swaps by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s credit facility using the change in variable cash flow method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in the consolidated statements of operations as interest expense. The interest rate swaps were fully effective during the nine-month periods ended September 30, 2005 and 2006.

The fair value of the Company’s interest rate swap is obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreements taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. The fair value of the interest rate swap agreements represented an asset of approximately $1.0 million and $0.6 million at December 31, 2005 and September 30, 2006.

The components of comprehensive income, net of related income taxes, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net income
Other comprehensive income	$3,040	$3,753	$8,232	$13,905
Unrealized gains (losses) on cash flow hedges, net of deferred income taxes of $252 and ($71) and $522 and ($132), respectively	363	(208)	779	(314)

Comprehensive income	$3,403	$3,545	$9,011	$13,591

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Change in unrealized gains (losses) on cash flow hedges, net of deferred income taxes	$365	$(355)	$821	$(672)
Less: reclassification adjustment for net charges (credits) included in net income	(2)	147	(42)	358

Net change in unrealized gains (losses) on qualifying cash flow hedges	$363	$(208)	$779	$(314)

Commodity Contracts

The Company enters into commodity contracts to hedge its cash received from the sale of old corrugated cardboard (“OCC”). The notional amounts hedged under these agreements represent approximately 31% of the Company’s expected volume for 2006. The fair value of the Company’s commodity contracts was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity contracts, taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity agreements represented an asset of approximately $0.4 million and a liability of $0.3 million at December 31, 2005 and September 30, 2006, respectively. The Company recognized $0.4 million and $0.8 million in income for changes in the fair value of the OCC contracts within other comprehensive income in the three- and nine-months periods ended September 30, 2005. In 2006, the OCC contracts were not designated as accounting hedges. The Company recognized $0.2 million in income and $0.7 million in expense for changes in the fair value of the OCC contracts within its condensed consolidated statements of operations for three- and nine-month periods ended September 30, 2006.

The Company has used heating oil option agreements to manage a portion of its exposure to fluctuations in diesel fuel oil prices. To date, such agreements have not been significant to the Company’s financial condition and results of operations. The fair value of the Company’s fuel commodity contract was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity contracts, taking into consideration the difference between the contract value of the fuel volume and values currently quoted for agreements of similar term and maturity. The fair value of the agreement represented an asset of approximately $54,000 and $21,000 at December 31, 2005 and September 30, 2006, respectively. The Company recognized $43,000 and $232,000 in income for changes in the fair value of the fuel contract within its condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2005, respectively. The Company recognized approximately $185,000 and $233,000 in expense for changes in the fair value of the fuel contract within its condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2006, respectively.

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

If the plaintiffs succeed in this matter, Black Bear would have to re-negotiate the Franchise Agreement or re-apply for a franchise with the County and/or re-submit and/or amend its request for a site suitability determination to DENR in order to develop the landfill. The Company intends to vigorously defend this matter and pursue these and any other potential counterclaims against the plaintiffs.

Pursuant to the Franchise Agreement, Black Bear has agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the Franchise Agreement. As a result, Black Bear is liable for the expenses of, and any damages or other awards ultimately determined against, those defendants.

In July 2006, the North Carolina legislature enacted a one-year moratorium on permits for new landfills. The moratorium runs from August 1, 2006 to August 1, 2007. The legislation requires the Environmental Review Commission, with the assistance of the Division of Waste Management of the DENR, to study measures concerning, among other things, financial responsibility requirements, franchise and local government requirements, and siting, design and operational requirements for solid waste landfills in the state. The legislation also establishes a committee to study, among other things, the impact of landfills on minority and low-income communities. The moratorium could lead to delays and greater expense in the development of landfills in North Carolina, including Black Bear.

The Franchise Agreement currently gives Black Bear until November 4, 2007 to open the landfill. Given the litigation brought by Chesapeake and passage of the moratorium, Black Bear recently sought a five-year extension on the November 4, 2007 date from the Camden County Board of Commissioners, in return for consideration to the County totaling $450,000. At its November 6, 2006 regular meeting, the Camden County Board of Commissioners voted to delay consideration of Black Bear’s requested extension. Further, at least one of the Camden County Commissioners has indicated a preference for seeking approval from the North Carolina General Assembly to put the extension request up for decision by a voter referendum. Black Bear intends to continue to seek an extension of the November 4, 2007 date. Should Black Bear fail to secure an extension and not have the landfill open by November 4, 2007, Camden County could take action to enforce its rights under the Franchise Agreement, including, without limitation, termination of the Franchise Agreement, curing the default or suing for damages, subject in all cases to Black Bear’s right to cure under the Franchise Agreement and other defenses available to it in law or equity. In the alternative, Black Bear and Camden County could re-negotiate the Franchise Agreement.

If the landfill is not developed, the Company may not recover all of its $11.7 million of capitalized costs. The Company is continuing its efforts to develop this landfill.

Other

The Company has unconditional purchase obligations for the remainder of 2006 of approximately $0.6 million.

At December 31, 2005 and September 30, 2006, the Company had irrevocable letters of credit including performance bonds with available credit totaling approximately $48.3 million and $50.2 million, respectively. At December 31, 2005 and September 30, 2006, no amounts were drawn under the outstanding letters of credit.

10. RELATED PARTY TRANSACTIONS

Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, is a member of a limited liability company that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space. The lease was entered into in June 1999 with a term of 10 years. Rental expense related to this lease, including operating escalation costs, was approximately $152,000 and $505,000 and $159,000 and $493,000 for the three- and nine-month periods ended September 30, 2005 and 2006, respectively, and is included in selling, general and administrative expenses. Management believes that the lease is on terms comparable to those with unrelated third parties.

In the past, the Company provided office space and administrative services to a company owned by Lonnie C. Poole, Jr., the Company’s founder and Chairman of the Board of Directors. The amount billed for such services for the three- and nine-month periods ended September 30, 2005 was approximately $0 and $2,000, respectively. As of June 1, 2005, the Company no longer provided office space and administrative services to Mr. Poole’s company.

The Company leases aircraft from time to time from two companies, one owned in part by Lonnie C. Poole, Jr., the Company’s founder and Chairman of the Board of Directors, and one owned in part by Lonnie C. Poole, III, the Company’s Vice President, Corporate Development. The amount paid to the company partly owned by Lonnie C. Poole, Jr. for rental of such aircraft was approximately $700 for both the three- and nine-month periods ended September 30, 2005, respectively. The amounts paid in the same periods in 2006 were $0 and $3,000, respectively. The amount paid to the company partly owned by Lonnie C. Poole, III was $13,000 and $55,000 for the three- and nine-month periods ended September 30, 2005. The amounts paid in the same periods in 2006 were $0 and $7,000, respectively. Management believes that the lease terms are comparable to those with unrelated third parties.

Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, Carole Poole, the wife of the Company’s Chairman, Lonnie C. Poole, Jr., and Scott J. Poole, the son of Lonnie C. Poole, Jr., are members of a limited liability company that operates a fuel and convenience retail operation from which the Company from time to time has purchased fuel. The amount paid to this company for fuel for the three- and nine-month periods ended September 30, 2005 was approximately $0 and $500, respectively. There were no payments made to this business for the same periods in 2006.

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

In 1998, the Company was offered the opportunity to purchase two tracts of land that had potential as a regional solid waste disposal facility. The Company had been looking for a landfill site and this land was one of several sites the Company was considering. The owners of the land were unwilling to extend a purchase option for a period long enough to enable the Company to determine the feasibility of the site as a regional solid waste disposal facility and to obtain the necessary franchise from the county in which the landfill would be located and permits from the state in which the landfill would be located. The Company’s general practice is not to acquire property for which it does not have a plan for development in the short-term and for which it has not obtained, to the extent practicable, a site suitability determination and the necessary franchise and permits. Rather than forego this potential opportunity, management determined that it was in the Company’s best interest for an unrelated third party to purchase and hold the land until such time as the Company was able to develop a plan and obtain a site suitability determination and a franchise and permits for the landfill. After management was unable to identify a third party willing to undertake this endeavor in the very little time available, a limited liability company (“LLC”) owned by a trust controlled by Lonnie C. Poole, III, the Company’s Vice President, and Scott J. Poole, sons of Lonnie C. Poole, Jr., the Company’s Chairman of the Board of Directors, purchased the land in December 1998. This LLC was purchased by Lonnie C. Poole, Jr. in 2005. As is customary for the Company when evaluating disposal sites, the Company incurred normal engineering, legal, marketing, consulting and other due diligence expenses to determine site feasibility, but the Company had no obligation to purchase the site. These costs of acquiring and carrying the site were borne entirely by the LLC. The Company incurred no costs in 2005 or 2006 to date. In June 2006, the Company entered into a 25-year contract with Wake County to build and operate a regional landfill in Holly Springs, North Carolina that is scheduled to open in late 2007. As a result, the Company does not need another location for a landfill in the greater Raleigh, North Carolina area for the foreseeable future and has informed the LLC that it is not interested in purchasing the property. The LLC has subsequently begun trying to sell the property to an unrelated third party.

From 2000 through 2005, the Company sponsored a split dollar life insurance plan that was available to key employees. Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, and Harrell J. Auten, the Company’s Vice President, Sales and Marketing, participated in the plan. Under the plan, the Company paid all of the premiums on life insurance policies owned by Mr. Poole and Mr. Auten. Because each executive was taxed on a portion of each year’s premium, the executive was required to repay only the premium amount that was not taxed. Each executive officer collaterally assigned his policy to the Company to secure the repayment of this portion of the premium payments.

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

11. LANDFILLS

As of September 30, 2006, the Company owned or operated under life-of-site operating agreements 9 landfills with total available disposal capacity of approximately 117 million cubic yards. Total available disposal capacity includes estimated permitted airspace plus an estimate of the expansion airspace that the Company believes has a probable likelihood of being permitted.

The Company has material financial commitments for final capping, closure and post-closure obligations with respect to the landfills it owns or operates under life-of-site operating agreements.

The Company develops its estimates of final capping, closure and post-closure obligations using input from its third party engineers and internal accounting staff. The Company’s estimates are based on its interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques in accordance with Statement of Financial Accounting Concepts, or SFAC, No. 7, Using Cash Flow and Present Value in Accounting Measurements. In general, the Company relies on third parties to fulfill most of its obligations for final capping, closure and post-closure. Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work. The Company intends to perform some of these capping, closure and post-closure obligations using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, the Company has added a profit margin onto the estimated cost of such services to better reflect its fair market value as required by SFAS No. 143, Accounting for Asset Retirement Obligations. When the Company then performs these services internally, the added profit margin is recognized as a component of operating income in the period earned. SFAC No. 7 further states that an estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In this situation, SFAC No. 7 indicates that it is not necessary to consider a market risk premium in the determination of expected cash flows. In the waste industry, there is not an active market that can be utilized to determine the fair value of these activities, as there is no market that exists for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, the Company believes that it is not possible to develop a methodology to reliably estimate a market risk premium and has excluded a market risk premium from the Company’s determination of expected cash flows for landfill asset retirement obligations in accordance with SFAC No. 7.

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

The Company records the estimated fair value of final capping, closure and post-closure obligations for its landfills based on the landfills’ capacity that has been consumed through the current period. This liability and corresponding asset is accrued on a per-ton basis. Capping obligations generally involve the installation of flexible membrane and geosynthetic clay liners, drainage and compacted soil layers, and topsoil over portions of the landfill where total airspace has been consumed. The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill. Additionally, the estimated fair value of total final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Closure and post-closure accruals consider estimates for methane gas control, leachate management and ground-water monitoring and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to 30 years after final site closure. Daily maintenance activities, which include many of these costs, are incurred during the operating life of the landfill and are expensed as incurred. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill cap; fence and road maintenance; and third party inspection and reporting costs. For purchased disposal sites, the Company assesses and records present value-based final capping, closure and post-closure obligations at the time the Company assumes such responsibilities. Such liabilities are based on the estimated final capping, closure and post-closure costs and the percentage of airspace consumed related to such obligations as of the date the Company assumed the responsibility. Thereafter, the Company accounts for the landfill and related final capping, closure and post-closure obligations consistent with the policy described above.

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

The Company uses financial surety bonds for landfill closure and post-closure financial assurance required under applicable environmental regulations. As of September 30, 2006, the Company had approximately $23.4 million in surety bonds to satisfy these requirements.

Capitalized landfill costs include expenditures for land, permitting costs, cell construction costs and environmental structures. Capitalized permitting and cell construction costs are limited to direct costs relating to these activities, including legal, engineering and construction costs associated with excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells and other costs associated with the development of the site. Capitalized landfill costs also include final capping, closure and post-closure assets accrued in accordance with Statement of Financial Accounting SFAS No. 143, as discussed above.

Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed in service or if the construction activity is suspended for more than a brief period of time. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. The Company capitalized approximately $0.4 million and $0.5 million of interest for the three and nine months ended September 30, 2005. The Company capitalized approximately $0.2 million and $0.7 million of interest for the three and nine months ended September 30, 2006.

Costs related to acquiring land, excluding the estimated residual value of non-permitted, non-buffer land, and costs related to permitting and cell construction are depleted as airspace is consumed using the units-of-consumption method.

Landfill assets consisted of the following as of December 31, 2005 and September 30, 2006, respectively (in thousands):

	December 31, 2005	September 30, 2006
Landfill assets	$123,570	$126,629
Accumulated landfill airspace amortization	(25,459)	(28,398)

Net landfill assets	$98,111	$98,231

Liabilities for landfill final capping, closure and post-closure obligations as of December 31, 2005 and September 30, 2006 were as follows (in thousands):

	December 31, 2005	September 30, 2006
Final capping	$6,181	$6,327
Closure/post-closure	599	515

Total liabilities	$6,780	$6,842
Less: Current portion	(3,030)	(912)

Long-term portion (included in other long-term liabilities)	$3,750	$5,930

The changes to landfill liabilities were as follows for the nine-month periods ended September 30, 2005 and 2006 (in thousands):

	2005	2006
Beginning balance	$5,272	$6,780
Obligations incurred	739	1,041
Obligations settled	(264)	(1,268)
Accretion expense	305	688
Change in estimate	740	124
Discontinued operations (See Note 2)	—	(523)

Ending balance	$6,792	$6,842

In June 2006, the Company entered into a contract with Wake County to build and operate a regional landfill in the Raleigh, North Carolina area. Under this agreement, the owner of the property (Wake County) owns the permit and is responsible for final capping, closure, and post closure obligations.

12. MARKETABLE SECURITIES

As of September 30, 2006, the Company owned marketable securities with a fair market value of approximately $0.6 million included in a “rabbi trust” for its deferred compensation plan. The marketable securities are classified as trading securities and their fair value is included in “Other noncurrent assets” in the Company’s condensed consolidated balance sheet at September 30, 2006. Please refer to Note 12 of the Company’s Annual Report on Form 10-K for more information regarding the deferred compensation plan. For the three- and nine-month periods ended September 30, 2006, the Company recognized approximately $11,000 and $16,000, respectively in net unrealized holding gains related to these assets. Changes in the fair value of the assets are recorded as investment income or loss.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Relating to Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Some matters discussed in this Management’s Discussion and Analysis are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated, including fuel prices, the development and operation of landfills, the cost of complying with the Sarbanes-Oxley Act, general economic conditions, our ability to manage growth, the availability and integration of acquisition targets, regulatory permitting processes, impairment of goodwill, competition, geographic concentration, weather conditions, government regulation and others set forth in our Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a regional, vertically integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Georgia and Tennessee providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At September 30, 2006, we operated 34 collection operations, 28 transfer stations, approximately 60 county convenience drop-off centers, 12 recycling facilities and 9 landfills in the southeastern United States serving more than 700,000 municipal, residential, commercial and industrial service locations.

We had revenues of $81.3 million and operating income of $7.3 million for the three-month period ended September 30, 2005, and revenues of $84.7 million and operating income of $11.1 million for the three-month period ended September 30, 2006. We had revenues of $225.5 million and operating income of $19.8 million for the nine-month period ended September 30, 2005, and revenues of $246.4 million and operating income of $28.4 million for the nine-month period ended September 30, 2006.

Our presence in growth markets in the southeastern United States has supported our internal growth. In addition, from 1990 through September 30, 2006, we acquired 106 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern United States and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our route density should improve, which we expect will increase our collection efficiencies and profitability.

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

At September 30, 2006, we operated approximately 60 convenience collection sites under contract with 9 counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At September 30, 2006, we also operated 12 recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper and old corrugated cardboard. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by entering into hedging instruments. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve. We do not believe that our recycling services revenue is material, nor do we currently expect this revenue stream to be material to our results from operations, cash flows or capital expenditures in the foreseeable future.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At September 30, 2006, we owned or operated 28 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At September 30, 2006, we operated 9 landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the containers and compactors that we resell.

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

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the future.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our estimated allowance for doubtful accounts is based upon historical collection trends, type of customer, such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The allowance for doubtful accounts was $2.4 million at December 31, 2005 and $1.5 million at September 30, 2006.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risks consist primarily of accounts receivable. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of our customer base. No single customer of ours accounted for more than 4% of our revenues for the nine-month periods ended September 30, 2005 and 2006. One customer accounted for approximately 5.5% of our net accounts receivable balance as of December 31, 2005 and September 30, 2006. We do not believe that the loss of any single customer would have a material adverse effect on our results of operations.

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

Landfills

We have material financial commitments for final capping, closure and post-closure obligations with respect to our landfills. We develop our estimates of final capping, closure and post-closure obligations using input from our third-party engineers and internal accounting. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques in accordance with Statement of Financial Accounting Concepts, or SFAC, No. 7, Using Cash Flow and Present Value in Accounting Measurements. In general, we rely on third parties to fulfill most of our obligations for final capping, closure and post-closure. Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work. We intend to perform some of these capping, closure and post-closure obligations using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, we have added a profit margin onto the estimated cost of such services to better reflect their fair market value as required by Statement of Financial Accounting Standards, or SFAS, No. 143, Accounting for Asset Retirement Obligations. When we then perform these services internally, the added profit margin is recognized as a component of operating income in the period earned. SFAC No. 7 further states that an estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In this situation, SFAC No. 7 indicates that it is not necessary to consider a market risk premium in the determination of expected cash flows. In the waste industry, there is not an active market that can be utilized to determine the fair value of these activities as there is no market that exists for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, we believe that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flows for landfill asset retirement obligations in accordance with SFAC No. 7.

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

We record the estimated fair value of final capping, closure and post-closure obligations for our landfills based on the landfills’ capacity that has been consumed through the current period. This liability and corresponding asset is accrued on a per-ton basis. The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill. Additionally, the estimated fair value of total final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Capping accruals generally consider the installation of flexible membrane and geosynthetic clay liners, drainage and compacted soil layers, and topsoil over portions of the landfill where total airspace has been consumed. Closure and post-closure accruals consider estimates for methane gas control, leachate management and ground-water monitoring and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to 30 years after final site closure. Daily maintenance activities, which include many of these costs, are incurred during the operating life of the landfill and are expensed as incurred. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill cap; fence and road maintenance; and third party inspection and reporting costs. For purchased disposal sites, we assess and record present value-based final capping, closure and post-closure obligations at the time we assume such responsibilities. Such liabilities are based on the estimated final capping, closure and post-closure costs and the percentage of airspace consumed related to such obligations as of the date we assumed the responsibility. Thereafter, we account for the landfill and related final capping, closure and post-closure obligations consistent with the policy described above.

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

While the precise amounts of these future obligations cannot be determined, at September 30, 2006, we estimate total landfill closure and post-closure costs of approximately $6.8 million for the airspace consumed to date. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. We had accrued approximately $6.8 million for such projected costs as of December 31, 2005 and subsequently paid approximately $1.3 million in 2006. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations.

Derivative Financial Instruments

We utilize cash flow hedge agreements to manage a portion of our risks related to fluctuation in interest rates and certain commodity prices. The fair values of all derivative instruments are recorded as assets and liabilities in our consolidated balance sheets. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. Our interest rate swap derivative instruments qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In order to qualify for hedge accounting, criteria must be met, including a requirement that both at inception of the hedge, and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings.

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

Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we discontinued amortization of goodwill effective January 1, 2002. On an ongoing basis, we perform an annual impairment test. At least quarterly, we also analyze whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustment after adoption, if any, will be recognized as an operating expense. We adopted July 31 as our annual assessment date. We completed our annual impairment test as of July 31, 2006 and determined that there was no goodwill impairment.

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

Three-Month Period Ended September 30, 2006 vs. Three-Month Period Ended September 30, 2005

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed consolidated statements of income.

	Three Months Ended September 30,
	2005	2006	change
Total revenues	100.0%	100.0%	0.0%
Service	99.8%	99.7%	-0.1%
Equipment	0.2%	0.3%	0.1%

Total cost of operations	68.3%	65.9%	-2.4%
Selling, general and administrative	13.7%	12.1%	-1.6%
Depreciation and amortization	9.3%	9.3%	0.0%
Gain on sale of property, equipment and other assets	-0.3%	-0.4%	-0.1%

Operating income	9.0%	13.1%	4.1%

Interest expense	3.0%	2.8%	-0.2%
Other income	-0.1%	-0.1%	0.0%

Income from continuing operations before income taxes	6.1%	10.4%	4.3%

Income tax expense	2.5%	5.8%	3.3%

Income from continuing operations	3.6%	4.6%	1.0%

Discontinued operations:
Income from discontinued operations (net of income taxes)	0.1%	0.0%	-0.1%
Gain (loss) on sale of discontinued operations (net of income taxes)	0.0%	-0.2%	-0.2%

Income (loss) from discontinued operations	0.1%	-0.2%	-0.3%

Net income	3.7%	4.4%	0.7%

Total revenues attributable to services provided are as follows (dollars in thousands):

	Three Months Ended September 30,
	2005	2006	change	% change
Collection:
Industrial	$23,052	$22,983	$(69)	-0.3%
Commercial	22,070	23,178	1,108	5.0%
Residential	17,963	19,375	1,412	7.9%
Disposal and transfer	12,038	12,209	171	1.4%
Recycling service	1,197	1,161	(36)	-3.0%
Recycled commodity sales	1,206	1,421	215	17.8%
Other	3,672	4,060	388	10.6%

Total service revenues	$81,198	$84,387	$3,189	3.9%

REVENUES. Total revenues increased approximately $3.3 million, or 4.1%, for the three-month period ended

September 30, 2006, compared to the same period in 2005. This increase was due primarily to increases in commercial revenue of $1.1 million or 5.0%, residential revenue of $1.4 million or 7.9%, and other revenue of $0.4 million or 10.6%. The increase in other revenue is due primarily to the year over year change in fuel surcharges reflecting higher fuel costs.

The following table provides the components of service revenue growth (excluding equipment sales revenue) for the three-month period ended September 30, 2006:

SERVICE REVENUE GROWTH	September 30, 2006

Price	4.4%
Volume	-3.8%
Energy surcharge	1.1%

Total internal growth	1.7%
Commodities	0.2%
Acquisitions	2.0%

Total service revenue growth	3.9%

Our strategy to price our services to cover increasing costs has resulted in higher overall revenue growth. Our volume is down as we continue to evaluate our customer profitability and cull low margin customers.

COST OF OPERATIONS. Cost of operations (including cost of equipment sales) increased $0.3 million, or 0.5%, for the three-month period ended September 30, 2006, compared to the same period in 2005. Cost of operations as a percentage of total revenue decreased to 65.9% from 68.3% for the three-month periods ended September 30, 2006 and 2005, respectively. The following table provides the components of the costs of operations as a percentage of revenues for the three-month period ended September 30, 2006, compared with the same period in 2005.

	2005	2006	change
Labor and related benefits	21.0%	20.8%	-0.2%
Landfill fees, transfer and disposal	26.2%	23.6%	-2.6%
Fuel	5.6%	6.3%	0.7%
Repairs and maintenance—fleet	6.8%	6.5%	-0.3%
Casualty and workers compensation insurance	4.7%	4.4%	-0.3%
Other	4.0%	4.3%	0.3%

Total cost of operations	68.3%	65.9%	-2.4%

Disposal costs continue to decrease as a percentage of revenue as more of the waste we collect is disposed into our landfills. Casualty and workers compensation insurance costs are lower due to favorable insurance pricing as well as an improved experience rating. Fuel costs increased 12% on a per-gallon basis for the third quarter of 2006, compared to the same period in 2005.

SELLING GENERAL AND ADMINISTRATIVE (“SG&A”). SG&A decreased approximately $0.9 million, or 8.0%, for the three-month period ended September 30, 2006, compared with the same period in 2005 (in thousands).

	2005	2006	change
Labor and related benefits	$5,539	$6,320	$781
Provision for doubtful accounts, net of recoveries	91	(408)	(499)
Professional fees	2,159	1,102	(1,057)
Insurance	247	294	47
Rent	532	485	(47)
Other	2,552	2,435	(117)

Total SG&A	$11,120	$10,228	$(892)

The decrease in professional fees is due to a $0.6 million, non-recurring legal settlement that occurred in 2005 and reduced reliance on external resources for Sarbanes-Oxley compliance as we have completed the initial implementation phase and now utilize more internal personnel. The decrease in our provision for doubtful accounts was due to the collection in 2006 of an approximately $0.8 million receivable previously reserved for. Labor and benefits increased due to an increased provision for unvested earned leave, higher incentive compensation and stock option expense.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes:

•	depreciation of property and equipment on a straight-line basis from 3 to 30 years;

•	amortization of landfill costs on a units-of-consumption basis as the landfill airspace is consumed;

•	amortization of landfill asset retirement costs as the landfill airspace is consumed; and

•	amortization of intangible assets with a definite life over 5 to 10 years, using either a 200% declining balance approach or straight-line basis, based on the economic benefit we expect to receive.

Depreciation and amortization expense increased by $0.3 million, or 3.5%, for the three-month period ended September 30, 2006 compared to the same period in 2005 as a result of fixed asset and intangible asset additions. Included in depreciation and amortization expense for the three-month period ended September 30, 2006 was a favorable adjustment related to change in estimated lives and salvage values of certain collection vehicles and approximately $0.4 million in additional landfill amortization resulting from our annual SFAS No. 143 landfill review.

INTEREST EXPENSE. Interest expense (net of interest income) decreased $0.1 million in the three-month period ended September 30, 2006 primarily due to repayment of debt with proceeds from the sale of a landfill operation.

INCOME TAX EXPENSE. The effective income tax rate increased to 55.8% in the three-month period ended September 30, 2006 from a rate of 41.0% in the same period in 2005 due primarily to revaluing our deferred tax liabilities at a higher estimated deferred tax rate of 38.3%, resulting from increased apportionment attributed to operations in higher tax states and re-assessment of state tax planning strategies.

DISCONTINUED OPERATIONS. Income from discontinued operations, net of income taxes decreased from that of the same three-month period in 2005 due to a third quarter 2006 tax adjustment shown as a reduction of the gain on sale of discontinued operations. In 2005, we disposed of certain operations in the Atlanta market area. In 2006, we disposed of a landfill operation (effective April 1, 2006) in the Jacksonville, Florida market. These dispositions are reflected in the condensed consolidated statements of operations as if they had occurred January 1, 2005.

NET INCOME. Net income increased $0.7 million, or 23.4%, to $3.8 million in the three-month period ended September 30, 2006. This increase was primarily due to higher gross margin and reduced SG&A expense, partially offset by a higher income tax rate.

Nine-Month Period Ended September 30, 2006 vs. Nine-Month Period Ended September 30, 2005

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed consolidated statements of income.

	Nine Months Ended September 30,
	2005	2006	change
Total revenues	100.0%	100.0%	0.0%
Service	99.8%	99.7%	-0.1%
Equipment	0.2%	0.3%	0.1%

Total cost of operations	67.9%	65.9%	-2.0%
Selling, general and administrative	13.7%	13.2%	-0.5%
Depreciation and amortization	9.7%	9.7%	0.0%
Gain on sale of property, equipment and other assets	-0.2%	-0.3%	-0.1%
Impairment of property, equipment and other assets	0.1%	0.0%	-0.1%

Operating income	8.8%	11.5%	2.7%

Interest expense	3.3%	3.0%	-0.3%
Interest income	0.0%	-0.1%	-0.1%
Other income	-0.1%	-0.1%	0.0%

Income from continuing operations before income taxes	5.6%	8.7%	3.1%

Income tax expense	2.2%	3.9%	1.7%

Income from continuing operations	3.4%	4.8%	1.4%

Discontinued operations:
Income from discontinued operations (net of income taxes)	0.1%	0.0%	-0.1%
Gain on sale of discontinued operations (net of income taxes)	0.2%	0.8%	0.6%

Income from discontinued operations	0.3%	0.8%	0.5%

Net income	3.7%	5.6%	1.9%

Total revenues attributable to services provided are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2005	2006	change	% change
Collection:
Industrial	$64,387	$68,103	$3,716	5.8%
Commercial	61,877	68,463	6,586	10.6%
Residential	49,433	55,947	6,514	13.2%
Disposal and transfer	33,063	35,235	2,172	6.6%
Recycling service	3,580	3,595	15	0.4%
Recycled commodity sales	3,490	2,649	(841)	-24.1%
Other	9,215	11,695	2,480	26.9%

Total service revenues	$225,045	$245,687	$20,642	9.2%

REVENUES. Total revenues increased approximately $20.9 million, or 9.3%, for the nine-month period ended September 30, 2006, compared to the same period in 2005. This increase was due to price increases of 4.5% for all collection product lines, acquisition growth of 5.8%, net of volume losses of 2.4% primarily from some low margin municipal accounts. The year over year increase in the energy surcharge generated revenue growth of 1.7%. Recycling commodity revenue decreased 0.4% year over year.

COST OF OPERATIONS. Cost of operations (including cost of equipment sales) increased $9.2 million, or 6.0%, for the nine-month period ended September 30, 2006, compared to the same period in 2005. Cost of operations as a percentage of total revenue decreased to 65.9% from 67.9% for the nine-month periods ended September 30, 2006 and 2005, respectively. Productivity has improved as we rerouted approximately 238 collection vehicles in 2006, reducing required labor and fleet costs. The following table provides the components of the costs of operations as a percentage of revenues for the nine-month period ended September 30, 2006, compared with the same period in 2005.

	2005	2006	change
Labor and related benefits	20.9%	20.6%	-0.3%
Landfill fees, transfer and disposal	26.3%	23.9%	-2.4%
Fuel	4.8%	6.1%	1.3%
Repairs and maintenance - fleet	6.5%	6.6%	0.1%
Casualty and workers compensation insurance	5.3%	4.4%	-0.9%
Other	4.1%	4.3%	0.2%

Total cost of operations	67.9%	65.9%	-2.0%

Disposal costs continue to decrease as a percentage of revenue as more of the waste we collect is disposed into our landfills. Casualty and workers compensation insurance costs are lower due to favorable insurance pricing as well as an improved experience rating. Fuel costs increased 19% on a per-gallon basis for the nine-month period ended September 30, 2006, compared with the same period in 2005.

SELLING GENERAL AND ADMINISTRATIVE (“SG&A”). SG&A increased approximately $1.5 million, or 4.7%, for the nine-month period ended September 30, 2006, compared with the same period in 2005 (in thousands).

	2005	2006	change
Labor and related benefits	$15,664	$18,414	$2,750
Provision for doubtful accounts, net of recoveries	1,265	199	(1,066)
Professional fees	4,609	4,125	(484)
Insurance	726	772	46
Rent	1,465	1,603	138
Other	7,276	7,342	66

Total SG&A	$31,005	$32,455	$1,450

Labor and related benefits increased as we increased our administrative headcount, incentive-based compensation, stock option expense and our provision for unvested earned leave benefits. The decrease in our provision for doubtful accounts was due to the collection in 2006 of an approximately $0.8 million receivable previously included in the allowance for doubtful accounts.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $2.1 million, or 9.5%, for the nine-month period ended September 30, 2006 compared to the same period in 2005 as a result of fixed asset and intangible asset additions.

INTEREST EXPENSE. Interest expense (net of interest income) decreased $0.2 million in the nine-month period ended September 30, 2006 primarily due to repayment of debt with proceeds from the sale of a landfill operation.

INCOME TAX EXPENSE. The effective income tax rate increased to 45.3% in the nine-month period ended September 30, 2006 from a rate of 40.1% in the same period in 2005 due primarily to revaluing our deferred tax liabilities at a higher estimated deferred tax rate of 38.3%, resulting from increased apportionment attributed to operations in higher tax states and re-assessment of state tax planning strategies.

DISCONTINUED OPERATIONS. Income from discontinued operations, net of income taxes increased $1.5 million from that of the same nine-month period in 2005. In 2005, we disposed of certain operations in the Atlanta market area. In 2006, we disposed of a landfill operation (effective April 1, 2006) in the Jacksonville, Florida market, resulting in a cumulative after-tax gain of $2.1 million. These dispositions are reflected in the condensed consolidated statements of operations as if they had occurred January 1, 2005.

NET INCOME. Net income increased $5.7 million, or 68.9%, in the nine-month period ended September 30, 2006, compared to the same period results for 2005. This increase was primarily due to overall higher gross margin and the gain on the sale of discontinued operations, partially offset by increased depreciation and amortization, SG&A costs, and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at September 30, 2006 was a negative $3.9 million and a negative $14.6 million at December 31, 2005. The negative amounts were primarily the result of using cash generated from operations for capital expenditures and acquisitions, both long-term assets. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facility, minimize our cash balances, and to pay cash dividends to our shareholders. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2006.

We have a revolving credit agreement with a syndicate of lending institutions for which Bank of America acts as agent. This $200 million credit facility provides expansion capacity to $300 million through October 2009.

Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential Insurance shares in the collateral pledged under the revolver. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The revolver bears interest at a rate per annum equal to, at our option, either a Bank of America base rate or at the Eurodollar rate (LIBOR) plus, in each case, a percentage rate that fluctuates, based on our leverage ratio, from 0% to 1.0% for base rate borrowings and 1.25% to 2.5% for LIBOR rate borrowings. The revolver requires us to maintain financial covenants and satisfy other requirements, such as minimum net worth, and limits on our capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. We were in compliance with these financial covenants as of December 31, 2005 and September 30, 2006.

As of September 30, 2006, an aggregate of approximately $102 million was outstanding under the revolver, with an average interest rate on outstanding borrowings of approximately 6.9%. Availability under this facility was approximately $38.6 million as of September 30, 2006 after consideration of outstanding letters of credit.

We have two $25.0 million term facilities with Prudential, of which $17.9 million in the aggregate was outstanding as of September 30, 2006. Principal repayments are due annually on each of the facilities. The Prudential facilities require us to maintain financial covenants, such as minimum net worth, and limit our capital expenditures and indebtedness. We were in compliance with these financial covenants as of December 31, 2005 and September 30, 2006. Interest on the two Prudential facilities is paid quarterly, based on fixed rates for the two facilities of 7.21% and 7.09%, respectively.

On September 10, 2003, we entered into a $9.5 million income tax exempt variable rate bond with Sampson County, North Carolina for the funding of expansion at our landfill in that county. This bond payable was in addition to our existing $30.9 million Sampson facility. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. under our Bank of America syndication. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 5.6% and 5.3% at December 31, 2005 and September 30, 2006, respectively.

As of September 30, 2006, we had the following contractual obligations and commercial commitments (in thousands):

PAYMENTS DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1) (2)	$213,777	$15,592	$29,836	$108,032	$60,317
Expected landfill liabilities (3)	6,842	912	5,930	—	—
Disposal agreements (4)	1,830	804	1,026	—	—
Purchase commitments (5)	12,300	9,300	3,000	—	—
Operating leases (6)	7,309	2,297	2,593	256	2,163
Capital leases (7)	422	197	203	22	—

Total contractual cash obligations	$242,480	$29,102	$42,588	$108,310	$62,480

(1)	Includes recorded principal amounts outstanding as of September 30, 2006 of $102.0 million under our revolver, $17.9 million under the Prudential term facilities, and $40.3 million under the Sampson bond facilities. Our revolver allows us to borrow up to $300.0 million provided we are in compliance with the facility’s loan covenants. Includes projected interest assuming the various debt facilities are held to maturity at current rates.
(2)	As disclosed in Note 8 of our unaudited condensed consolidated financial statements, we have entered into various interest rate swaps, which fixed the interest rate for a portion of our debt through 2007. As of September 30, 2006, the fair value of the interest rate swap agreements recorded on our consolidated balance sheets was an asset of approximately $0.6 million. Additionally, we have entered into commodity contracts to hedge our recycling revenue received for old corrugated cardboard. The commodity contracts have a term of three years. The fair values of the cardboard commodity contracts are recorded on our consolidated balance sheets as a liability of approximately $0.3 million as of September 30, 2006. We also use heating oil option agreements to manage a portion of our exposure to fluctuations in diesel fuel oil prices. The fair value of the fuel commodity contract was recorded on our consolidated balance sheet as an asset of approximately $21,000 as of September 30, 2006. The above table does not include any obligations for these arrangements.
(3)	Liabilities are based on current costs and include capping, closure, post-closure and environmental remediation costs. These costs represent the expected landfill liabilities we will incur for final capping, closure and post-closure for the airspace consumed to date. We will recognize additional liabilities for these types of costs as airspace is consumed in each landfill. These obligations are recorded in our consolidated balance sheets.
(4)	Agreements whereby we agree to deliver a minimum amount of waste at a set rate. These obligations are recorded in our consolidated balance sheets based on actual volume.
(5)	Represents purchase obligations not yet recorded on our consolidated balance sheets. In June 2006, we entered into a 25-year contract with Wake County, North Carolina to build and operate a regional landfill. Approximately $11.7 million of estimated capital expenditures for landfill construction and related landfill equipment for this contract are included in the $12.3 million.

(6)	Represents future minimum lease payments under our existing operating leases. These payments are not recorded as obligations in our consolidated balance sheets with the exception of any deferred rental credits due to lease escalation clauses.
(7)	Includes recorded principal amounts outstanding as of September 30, 2006 of $0.4 million under capital lease agreements as well as anticipated interest payments based on interest terms stated in the lease agreements.

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

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands)

Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit	$17,532	$17,532	$—	$—
Performance bonds	32,622	32,622	—	—

Total commercial commitments	$50,154	$50,154	$—	$—

Net cash provided by operating activities totaled $32.6 million for the nine-month period ended September 30, 2006 and consisted primarily of net income of $13.9 million plus non-cash adjustments such as depreciation and amortization of $25.4 million and net changes in assets/liabilities of a negative $6.7 million. We paid approximately $14.9 million in income taxes during the nine-month period ended September 30, 2006, representing an increase of approximately $11.4 million over the amount paid in the comparable 2005 period.

For the nine-month period ended September 30, 2006, net cash used in investing activities was $22.0 million. Of this, $5.8 million was used to fund the cash portion of acquisitions and $33.9 million was used for capital expenditures, of which $8.5 million was for landfill expansion, with the balance primarily for investments in equipment, consisting primarily of trucks and containers. We received $16.4 million in the nine-month period ended September 30, 2006 as a result of the sale of discontinued operations.

For the nine-month period ended September 30, 2006, capital expenditures were $33.9 million, compared to $27.4 million for the same period in 2005. Including property and equipment purchased as part of business acquisitions, capital expenditures for the nine-month periods ended September 30, 2005 and 2006 would have been $36.6 million and $35.5 million, respectively. We currently expect capital expenditures for 2006 to be approximately $38 million to $39 million. In 2006, approximately $10.0 million of the expected capital expenditures are earmarked for landfill site and cell construction and $1.0 million for landfill equipment and related facilities. We have funded and expect to fund our 2006 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot currently be determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal businesses, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

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

For the nine-month period ended September 30, 2006, net cash used in financing activities was $10.4 million, which primarily included net repayment of long-term debt. We also used $3.9 million to pay cash dividends in the nine-month period ended September 30, 2006. We began paying cash dividends in November 2003, initially at the rate of $0.16 per year, payable semi-annually. In May 2006, our Board adopted a policy of paying an annual dividend of $0.36 per share to be paid on a quarterly basis. The Board increased the cash dividend in the third quarter from $0.09 to $0.10 per share.

Net cash used in financing activities for the nine-month period ended September 30, 2006 included approximately $17.7 million in reduced borrowings over the same 2005 period as the prior year had substantially higher business acquisition cash requirements.

Cash flows from operations discontinued in 2005 and 2006 have not been presented separately in our consolidated statements of cash flows. The impact of these dispositions on prior year operating, financing, and investing activities is insignificant, with the exception of the $16.4 million cash proceeds from the sale of the discontinued operations.

At September 30, 2006, we had approximately $161.3 million of long-term and short-term borrowings outstanding (including capital leases) and approximately $50.2 million in letters of credit including performance bonds. The ratio of our total debt (including capital leases) to total capitalization was 53.2% at September 30, 2006, compared to 56.3% as of December 31, 2005.

We report our financial results in accordance with generally accepted accounting principles, or GAAP. However, certain GAAP measures include non-recurring or otherwise unusual items that management does not believe reflect fundamental business performance. We believe it is sometimes appropriate to exclude such items and present non-GAAP measures to provide additional meaningful comparisons between periods. Free cash flow is considered a non-GAAP financial measure. We define free cash flow as cash flows from operating activities less capital expenditures plus proceeds from the sale of property and equipment and other assets. Free cash flow does not represent, and should not be considered as, an alternative to cash flows from operating, investing and financing activities, each as determined in accordance with GAAP. Our definition of free cash flow might not be comparable to a similarly titled measure reported by other companies. We have included information concerning free cash flow because we believe it provides additional information for determining our ability to meet debt service requirements and that this measure is an indicator upon which our lenders, some investors and we assess our financial performance and our capacity to service debt. We therefore interpret free cash flow trends as a measure of our liquidity. Free cash flow for the nine-month periods ended September 30, 2006 and 2005 is set forth below (in thousands).

	Nine Months Ended September 30,
	2005	2006
Net cash provided by operating activities	$32,678	$32,576
Capital expenditures	(27,382)	(33,871)
Proceeds from disposal of assets	1,995	1,645

	$7,291	$350

Free cash flow for the nine-month period ended September 30, 2006 was lower than 2005 primarily due to an increase of approximately $11.4 million in income tax payments and an increase in capital expenditures of approximately $6.5 million.

Off-Balance Sheet Arrangements

At September 30, 2006, we had the following off-balance sheet arrangements:

One of our wholly owned subsidiaries entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002 (see Part II, Item 1 – Legal Proceedings). Pursuant to the Franchise Agreement, we have agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the Franchise Agreement. As a result, we are liable for the expenses of, and any damages or other awards ultimately determined against, those defendants. This arrangement has not materially affected our financial position, results of operations or liquidity during the nine-month period ended September 30, 2006 nor is it expected to have a material impact on our future financial position, results of operations or liquidity.

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

Our cash flows are impacted by fluctuations in commodity pricing. To reduce our risk to market fluctuations, we enter into commodity swap contracts to hedge our cash flows from the sale of old corrugated cardboard, or OCC. The notional amounts hedged under these agreements represent approximately 44% of our current OCC volume.

We have used heating oil option agreements to manage a portion of our exposure to fluctuation in diesel fuel oil prices. To date, such agreements have not been significant to our financial condition and results of operations. On December 28, 2004, we entered into a heating oil hedge contract, effective January 1, 2005, to cap our exposure on 1.2 million gallons of diesel fuel at $1.90 per gallon. The hedge coverage represented approximately 80% of our first quarter 2005 diesel fuel requirements, and expired on March 31, 2005. In November 2005, we entered into a heating oil hedge contract, effective December 1, 2005, to cap our exposure on 2.5 million gallons of diesel fuel at $2.53 per gallon through April 2006. In May 2006, we entered into a heating oil hedge contract, effective June 1, 2006, to cap our exposure on approximately 0.9 million gallons of diesel fuel at $2.93 per gallon through May 2007. In August 2006, we entered into a heating oil contract, effective September 1, 2006, to cap our exposure on approximately 1.0 million gallons of diesel fuel at $3.05 per gallon through June 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

No changes were made in our internal controls over financial reporting in the quarter ended September 30, 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

If the plaintiffs succeed in this matter, Black Bear would have to re-negotiate the Franchise Agreement or re-apply for a franchise with the County and/or re-submit and/or amend its request for a site suitability determination to DENR in order to develop the landfill. If the landfill is not developed, we may not recover all of our $11.7 million of capitalized costs. We are continuing our efforts to develop this landfill. We intend to vigorously defend this matter and pursue these and any other potential counterclaims against the plaintiffs.

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

The permitting process for landfills is established and governed by the state in which the landfill is to be located. This process is subject to change at both the agency and the legislative levels in each state. In July 2006, the North Carolina legislature enacted a one-year moratorium on permits for new landfills. The moratorium will run from August 1, 2006 to August 1, 2007. The legislation requires the Environmental Review Commission, with the assistance of the Division of Waste Management of the Department of Environmental and Natural Resources, to study measures concerning, among other things, financial responsibility requirements, franchise and local government requirements, and siting, design and operational requirements for solid waste landfills in the state. The legislation also establishes a committee to study, among other things, the impact of landfills on minority and low-income communities. The moratorium could lead to delays and greater expense in the development of landfills in North Carolina, including landfills for which we are currently seeking approval. The results of the moratorium on the current permitting process in general cannot be predicted. New statutes or rules could be adopted that are more onerous than those currently in effect. We cannot assure you that other states in which we operate will not adopt similar moratoriums or change their current landfill permitting processes. Any moratorium or statutory or rule change that increases the time and cost to develop landfills could negatively affect our operations.

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

Dated: November 9, 2006	Waste Industries USA, Inc.
(Registrant)

	By:	/s/ Jim W. Perry
Jim W. Perry
President and Chief Executive Officer

Dated: November 9, 2006	Waste Industries USA, Inc.
(Registrant)

	By:	/s/ D. Stephen Grissom
D. Stephen Grissom
Chief Financial Officer