Form 10-K
period 2006-12-31
WASTE INDUSTRIES USA INC
filed 2007-03-16
CIK 1125845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on February 28, 2007, on the NASDAQ National Market System was approximately $166,664,612 as of such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of March 14, 2007, the registrant had outstanding 14,036,331 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

NOTE RELATING TO FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. These statements and other statements made elsewhere by us or our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “may,” “believe,” “could,” “should,” “would,” “anticipates,” “plans” or similar expressions, are based on a number of assumptions. Actual events or results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in our other SEC filings and including, in particular: fuel prices, the regulation, development and operation of landfills, our ability to manage growth, the availability and integration of acquisition targets, regulatory permitting processes, the cost of complying with the Sarbanes-Oxley Act, general economic conditions, impairment of goodwill, competition, geographic concentration, weather conditions, and government regulation. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1. BUSINESS

INTRODUCTION

Our website address is www.wasteindustries.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Waste Industries USA, Inc. is a regional, vertically integrated solid waste services company. We provide solid waste collection, transfer, disposal and recycling services to commercial, industrial and residential customer locations in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, and Georgia. Our principal operations as of December 31, 2006 consisted of 35 collection operations, 28 transfer stations, approximately 72 county convenience drop-off centers, 12 recycling facilities and nine landfills, serving more than 700,000 municipal, residential, commercial and industrial service locations.

The Chairman of the Board of Directors who founded our company in 1970 and our Chief Executive Officer are recognized for their leadership roles throughout the solid waste management industry and trade organizations. Our management team collectively has over 213 years of experience in the solid waste industry and over 145 years with our company.

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

In many markets in which we operate or intend to expand, competitive pressures are forcing operators to become more efficient by establishing an integrated network of solid waste collection operations and transfer stations, through which they secure solid waste streams for disposal. Operators have adopted a variety of disposal strategies, including owning landfills, establishing strategic relationships to secure access to landfills, or by otherwise capturing significant waste stream volumes to gain leverage in negotiating lower landfill fees and securing long-term contracts with high capacity landfills on most favored pricing terms.

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

Internal Growth

In order to continue to achieve internal growth, we will focus on increasing sales penetration in current and adjacent market areas, marketing upgrades or additional services (such as on-site solid waste compaction) to existing customers and implementing selective price increases. We strive to be the first or second largest provider, in terms of market share, of waste services in the majority of the markets in which we operate. Current levels of population growth and economic development in the Southeastern U.S. and our strong market presence should provide an opportunity for us to increase revenues and market share in our region. As customers are added in existing markets, our density is improved, which should increase our collection efficiencies and profitability. At December 31, 2006, we had an approximately 50-person sales force dedicated to maintaining and increasing our sales to new and existing commercial, industrial, municipal and residential customers.

An important part of our internal growth strategy is to operate transfer stations strategically located throughout our geographic area to improve our consolidation of collected solid waste and permit us to deliver the collected solid waste to landfills where we have negotiated favorable volume rates with landfill operators or to dispose of it at sites we own. At December 31, 2006, we operated 28 transfer stations, 10 of which we own. By operating transfer stations, we engage in direct communication with municipalities that own the transfer stations regarding waste disposal services, better positioning us to gain additional business in our markets in the event any of these municipalities privatize their solid waste operations. To the extent we are unable to operate existing transfer stations owned by municipalities, we would consider constructing our own transfer station.

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

The consolidation and integration activity in the solid waste industry, which peaked in the 1990’s, as well as the difficulties, uncertainties and expenses relating to the development and permitting of solid waste landfills and transfer stations, has increased competition for the acquisition of existing solid waste collection, transfer and disposal operations. Increased competition for acquisition candidates as well as less advantageous acquisition terms, including increased purchase prices, might result in fewer acquisition opportunities being available to us. These circumstances might increase acquisition costs to levels beyond our financial capability or pricing parameters. Such circumstances might have an adverse effect on our results of operations. Many of our competitors for acquisitions are larger, better known companies that possess significantly greater resources than we have. We also believe, based on our experience, that a significant factor in our ability to consummate acquisitions will be the relative attractiveness of shares of our common stock as an investment instrument to potential acquisition candidates. This attractiveness will, in large part, be dependent upon the relative market price and capital appreciation prospects of our common stock compared to the equity securities of our competitors.

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

Acquisition Program

From 1990 through December 31, 2006, we acquired, either by merger or asset purchase, 106 solid waste collection or disposal operations, with eight being acquired in 2006, fourteen being acquired in 2005 and nine being acquired in 2004. We have developed a set of financial, geographic and management criteria designed to assist management in the evaluation of acquisition candidates engaged in solid waste collection and disposal. These criteria evaluate a variety of factors, including, but not limited to:

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

2006 Acquisitions

Company	Principle Business	Market Area	Cash Paid in 2006	Effective Date
Collection Operations from Advanced Disposal Service Atlanta, LLC	Commercial Collection	Atlanta, GA	$2.2 million	March 2007

Collection Operations from Upstate Waste, Inc.	Residential Collection	Greenville, SC	$1.5 million	May 2006
Other miscellaneous	Various	Atlanta, GA	$1.0 million	Various
Other miscellaneous	Various	North Carolina	$1.5 million	Various

Total			$6.2 million

In the year ended December 31, 2006, we made three acquisitions totaling $3.2 million to increase our presence in the Atlanta, Georgia market. In addition, we made five acquisitions totaling approximately $3.0 million to increase our presence in the North Carolina and South Carolina markets. Approximately $0.3 million in additional purchase price has been accrued as a current liability related to these 2006 acquisitions.

The results of these operations have been included in the consolidated financial statements since the acquisition date and are consistent with our strategy to improve internalization of waste into existing landfills and expand our presence in certain markets.

Business Dispositions

In the second and fourth quarters of 2005, we disposed of certain hauling and transfer operations in the Atlanta, Georgia market for approximately $8.0 million. In the second quarter of 2006, we sold a landfill operation in Jacksonville, Florida to Advanced Disposal, Inc. for approximately $16.2 million. In the second quarter of 2006, we disposed of certain hauling operations in the Atlanta, Georgia market for approximately $0.2 million. The operations were disposed of to allow us to purchase operations more consistent with our overall strategy to internalize waste, reduce administrative costs, and gain route efficiencies wherever available.

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

Through the utilization of our systems and controls, we will continue to manage our landfill disposal costs and to negotiate long-term disposal contracts with Subtitle D landfill operators. In addition, we have developed an extensive network of transfer stations that we use to consolidate waste streams to gain greater leverage in negotiating landfill disposal fees. As of December 31, 2006, 41% of our waste volume was directed through transfer stations owned or operated by us.

Contracts Program

We currently have 245 municipal contracts that represent approximately $95.0 million of revenue on an annualized basis. In most cases, only larger disposal services companies such as us are financially acceptable to the municipality. Historically, in the Southeastern U.S., city and county governments have provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to privatize or contract out their collection and disposal services to the private sector. Typically, these contracts are competitively bid and have initial terms of one to five years. In bidding for large contracts, our management team draws on its experience in the waste industry and its knowledge of local service areas in existing and target markets. We engage in extensive due diligence using our advanced management information systems and productivity and cost modeling analyses to respond to requests for proposals to provide services. Our regional managers are responsible for managing the relationships with local governmental officials within their respective service area and sales representatives may be assigned specific municipalities for coverage. We may be required to bid for renewal of a contract previously awarded to us, or in certain cases to renegotiate the contract as a result of changed market conditions. While longer-term contracts can provide more consistent cash flow, increases in the cost of fuel and other operating costs during the contract’s term could reduce the contract’s profitability. To minimize this risk, we generally include price increases in our longer-term contracts. However, our ability to pass on price increases is sometimes limited by the terms of our contracts. Long-term solid waste collection contracts typically contain a formula, generally based on a predetermined published price index such as the Consumer Price Index, for automatic adjustment of fees, generally, on an annual basis, to cover increases in some, but not all, operating costs. These fee increases are recognized as revenue when earned (as the service is provided).

During 2006, we retained approximately 71% of our municipal contracts that were up for bid or renewal. No single customer of ours accounted for more than 4% of our revenues in 2004, 2005, or 2006. We do not believe that the loss of any single customer would have a material adverse effect on our results of operations.

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

Our residential solid waste collection and disposal services are performed either on a subscription basis with individual households, or under contracts with municipalities, homeowners associations, apartment owners or mobile home park operators. Municipal contracts grant us the right to service all or a portion of the residences in a specified community or to provide a central repository for residential waste drop-off. Municipal contracts in our market areas are typically awarded on a competitive bid basis and thereafter on a bid or negotiated basis and usually range in duration from one to five years. Residential contract fees are based primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in that market for similar service. Municipal collection fees are paid either by the municipalities from tax revenues or through direct service charges to the residents receiving the service. We had approximately 245 municipal contracts in place as of December 31, 2006. We do not believe that any single municipal or other residential contract is individually material to our results of operations.

Transfer Station Services

The 28 transfer stations we operated at December 31, 2006 receive, compact and transfer solid waste to larger vehicles for transport to landfills. We believe that transfer stations benefit us by:

•	providing access to multiple landfills;

•	improving utilization of collection personnel and equipment;

•	concentrating the waste stream to gain leverage in negotiating more favorable disposal rates; and

•	building relationships with municipalities that can lead to opportunities for additional business in the future.

Depending on the location, size and local regulatory environment, transfer stations can be constructed for as little as $150,000 for a small rural facility or as much as $1.5 million for larger sites. We believe that we have obtained all permits and authorizations necessary to operate our existing transfer stations and that each of our existing transfer stations has been operated in compliance in all material respects with applicable environmental regulations.

At December 31, 2006, we owned 10 of the transfer stations we operate, and operate the remaining 18 transfer stations pursuant to operating agreements. We generally receive a fixed monthly operating fee for our services under these agreements, together with a variable fee based upon the number of hauls made by us from the station. At December 31, 2006, approximately 41% of waste directed to the transfer stations we operated was delivered by third parties, who pay us a fee based on the tonnage delivered. Control of these third-party waste streams coupled with our waste stream adds to our bargaining power in our negotiations for favorable solid waste disposal rates with landfill operators.

In 2006, we outsourced the majority of our transportation services related to transfer station operations. We believe outsourcing these operations will reduce capital expenditures, improve maintenance capacity for other core services, reduce ownership costs, such as insurance, fuel, labor and maintenance costs, and improve the aging of our remaining transfer fleet.

Landfills

At December 31, 2006, we owned eight solid waste landfills, and operated, but did not own, one landfill under a life-of-site operating contract. We are responsible for all final capping, closure and post-closure liabilities for these nine landfills. Additionally, in June 2006 we signed an agreement with Wake County, North Carolina to design, construct and operate a solid waste landfill under a 25- year operating agreement. Wake County is the owner of the property and permit and is responsible for all final capping, closure and post-closure liabilities. Wake County will be responsible for billing and collecting from customers and will pay us an operating fee based on tonnage received at the landfill, once operational. We expect the landfill to become operational in early 2008. The costs incurred to date related to this contract have been insignificant, although we expect to incur approximately $12 million in capital expenditures in 2007.

Our landfill facilities are designed and operated to meet federal, state and local regulations in all material respects and we believe each of our landfill sites is in compliance with current applicable state and federal Subtitle D regulations in all material respects. None of our landfills are permitted to accept hazardous waste.

Recycling Services

Recycling involves the removal of reusable materials from the waste stream for processing and sale in various applications. Based on our experience in the industry, we believe that recycling will continue to be an important component of local and state solid waste management plans as a result of the public’s increasing environmental awareness and expanding regulations mandating or encouraging waste recycling. We offer commercial, industrial and residential customers recycling for office paper, cardboard, newspaper, aluminum and steel cans, plastic, glass, pallets and yard waste. At December 31, 2006, we operated approximately 72 convenience sites where residents can dispose of recyclables. In 2006, less than 2.0% of our revenues represented recycling services. We do not believe that our recycling services revenue is material, nor do we currently expect this revenue stream to be material to our results from operations, cash flows or capital expenditures in the foreseeable future.

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

Convenience Sites and Other Specialized Services

In 1982, we developed the concept of a convenience site in response to increasing volumes of waste dumped randomly in rural areas. Each site typically consists of a ramp for easy disposal access, a trash compactor and trash and recycling containers. Most sites have posted operating hours during which our personnel assist residents with the deposit of waste and recyclables while monitoring the types of waste deposited at the sites. Because these convenience sites reduce the amount of trash dumped along roads and in recreational areas, we believe that county and local governments will contract for these sites to be strategically located. At December 31, 2006, we operated approximately 72 convenience sites located in nine counties in our market area.

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

Landfill capping, closure and post-closure costs include estimated costs to be incurred for final closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. We estimate these future cost requirements based on our interpretation of the technical standards of the Environmental Protection Agency’s Subtitle D Regulations. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. While the precise amounts of these future obligations cannot be determined, we paid $1.5 million in 2006 and at December 31, 2006, we estimate total landfill closure and post-closure costs of approximately $7.1 million for the airspace consumed to date. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations.

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

Competitive Bid Contracts

We provide a substantial portion of our residential collection services under municipal contracts and, at December 31, 2006, approximately 29% of our revenues came from municipal contracts. As is generally the case in the industry, municipal contracts are subject to periodic competitive bidding. The balance of our residential services is provided on a subscription basis. At December 31, 2006, we had not lost, nor do we reasonably expect to lose, a contract that would have a material adverse effect on our financial condition or results of operations because the contract either was or is not material. Our inability to compete with larger and better capitalized companies, or to replace a significant number of municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, could have a material adverse effect on our results of operations.

Employees

At December 31, 2006, we employed approximately 1,600 full-time employees. None of our employees are represented by unions and we believe that our employee relations are good. We are highly dependent upon the services of the members of our management team, the loss of any of whom might have an adverse effect on our operations.

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

Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. We have not experienced difficulty in obtaining performance bonds or letters of credit for our current operations. At December 31, 2006, we had provided customers and various regulatory authorities with bonds and letters of credit of approximately $52.2 million to secure our obligations. If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we may be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

Regulation

Introduction

We are subject to extensive and evolving federal, state and local environmental laws and regulations that have been enacted in response to technological advances and increased concern over environmental issues. These regulations not only strictly regulate the conduct of our operations but also are related directly to the demand for many of the services we offer.

The regulations affecting us are administered by the EPA and various other federal, state and local environmental, zoning, health and safety agencies. We believe that we are currently in compliance with applicable federal, state and local laws, permits, orders and regulations, and we do not currently anticipate any material environmental costs although there can be no assurance in this regard. We anticipate there will continue to be increased regulation, legislation and regulatory enforcement actions related to the solid waste services industry. As a result, we attempt to anticipate future regulatory requirements and to plan accordingly to remain in compliance with the regulatory framework.

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

The Federal Water Pollution Control Act of 1972

The Federal Water Pollution Control Act of 1972, known as the Clean Water Act, establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the U.S. Because we own and operate landfills and transfer stations, we must comply with this Act. For example, if run-off or collected leachate from our transfer stations or from our owned or operated landfills is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and possibly reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA’s storm water regulations issued in November 1990. Such regulations are designed to prevent possibly contaminated landfill storm water runoff from flowing into surface waters. We believe that our facilities are in compliance in all material respects with Clean Water Act requirements, including these state requirements. Various states in which we operate now or might in the future have delegated authority to implement the Clean Water Act permitting requirements, and some of these states have adopted regulations that are more stringent than the federal requirements. Further, under certain circumstances, the Act authorizes the institution of lawsuits by private citizens to enforce provisions of the Act.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

As previously mentioned in our Note Relating to Forward- Looking Statements, there are numerous risks and uncertainties associated with our business and the ownership of our stock. We have included below a brief discussion of these risks that are known to us as of the date of this report.

State legislation or rulemaking could disrupt, delay and change the permitting process for landfills.

The permitting process for landfills is established and governed by the state in which the landfill is to be located. This process is subject to change at both the agency and the legislative levels in each state. In July 2006, the North Carolina legislature enacted a one-year moratorium on permits for new landfills. The moratorium will run from August 1, 2006 to August 1, 2007. The legislation requires the Environmental Review Commission, with the assistance of the Division of Waste Management of the Department of Environmental and Natural Resources, to study measures concerning, among other things, financial responsibility requirements, franchise and local government requirements, and siting, design and operational requirements for solid waste landfills in the state. The legislation also establishes a committee to study, among other things, the impact of landfills on minority and low-income communities. The moratorium could lead to delays and greater expense in the development of landfills in North Carolina, including landfills for which we are currently seeking approval. The results of the moratorium on the current permitting process in general cannot be predicted. New statutes or rules could be adopted that are more onerous than those currently in effect. Other states in which we operate could adopt similar moratoriums or change their current landfill permitting processes. Any moratorium or statutory or rule change that increases the time and cost to develop landfills could negatively affect our operations.

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

We have a significant amount of indebtedness. As of December 31, 2006, we had consolidated debt, including capital lease obligations, of approximately $157.6 million. As of December 31, 2006, our availability under our senior credit facility was approximately $41.1 million.

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

There currently is a public market for our common stock, but there is no assurance that there will always be such a market. Due in part to the high level of insider ownership of our company, our stock is thinly traded, which can affect market volatility. This market volatility could significantly affect the market price of our common stock without regard to our operating performance. Securities markets worldwide experience significant price and volume fluctuations. In addition, the price of our common stock could be subject to wide fluctuations in response to the following factors, among others:

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

The market price of our common stock will also be impacted by our quarterly operating results which may be expected to fluctuate from quarter to quarter. Factors that may impact our quarterly results include, among others, failure to obtain required permits, costs of regulatory compliance, fuel prices, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in “Risk Factors” beginning on page 16 and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 3301 Benson Drive, Raleigh, North Carolina, where we currently lease approximately 33,730 square feet of office space. Our principal property and equipment consists of land (primarily transfer stations, bases for collection operations and landfill sites), buildings, and vehicles and equipment. Our land and buildings are located in North

Carolina, South Carolina, Virginia, Tennessee, Georgia, and Mississippi. We also lease real property in the states in which we do business. At December 31, 2006, we operated 35 collection operations, 28 transfer stations, 12 recycling facilities and nine landfills. All our property and equipment are used in our one industry segment, which includes collection, transfer, recycling, processing and disposal of municipal solid and industrial waste.

Landfills

As of December 31, 2006, we owned or operated under life-of-site operating agreements nine landfills with total available disposal capacity of approximately 116.5 million cubic yards. Total available disposal capacity includes estimated permitted airspace plus an estimate of the expansion airspace that we believe has a probable likelihood of being permitted.

Containers

Some type of container is used in almost every service we provide, and we therefore have an extensive inventory on-hand or on-site at customers’ locations throughout North Carolina, South Carolina, Virginia, Tennessee and Georgia. We own all of our containers and centrally manage our inventory located at the branch facility level. We also own a significant number of on-site compaction containers, which provide efficiency for high-volume solid waste generators. Container life is dependent on the location of the container, the type of waste that is deposited into the container and how the container is maintained. Proper maintenance of commercial and industrial front loader and roll-off containers consists of regular repainting, scheduled repairs and switch-outs, quality cleaning, sanding and priming and monitoring of the container by our employees to check for needed repairs. Residential collection containers require minor maintenance.

Collection Vehicles

We use a fleet of specialized collection vehicles to collect and transport waste and to provide recycling and convenience site services. We have implemented an aggressive maintenance program to maximize the life of our equipment. Preventative and long-term maintenance is performed on regularly scheduled cycles that are more frequent than most manufacturers’ suggested schedules. Preventative maintenance is performed on collection vehicles after every 150 to 250 hours of operation depending on their class, and long-term maintenance (reconstruction of engines, transmissions, etc.) is performed every four to six years. Additionally, cosmetic repairs (painting, interior upholstery repairs) are performed as needed. The majority of the maintenance program is performed by our personnel located in branch facilities.

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

The City of Chesapeake, et al v. Camden County, et al, Superior Court of Camden County, Docket No. 05 CVS 95

Black Bear Disposal, LLC (“Black Bear”), one of our wholly owned subsidiaries, entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002. The Franchise Agreement gives Black Bear the exclusive right to build and operate a municipal solid waste landfill in the County, on a tract of approximately 1,000 acres. On November 3, 2005, the City of Chesapeake, Virginia, 13 individuals and a limited partnership alleging to own property in the vicinity of the proposed landfill, and the Camden Citizens Action League, Inc. filed suit in Camden County Superior Court against Camden County, the Board of Commissioners of Camden County, the five Camden County Commissioners and the County Manager in both their official and individual capacities, and Black Bear. In their complaint, the plaintiffs seek a number of judicial determinations, including a declaration that the Franchise Agreement and underlying Franchise Ordinance are void, that certain prerequisites to the approval of the Franchise Ordinance and execution of the Franchise Agreement were not met, and that certain prerequisites to Black Bear’s permit application to the North Carolina Department of Environment and Natural Resources (“DENR”) were not met. The defendants, including Black Bear, filed a Motion to Dismiss, Answer, Affirmative Defenses and Counterclaims on January 19, 2006, moving to dismiss the plaintiffs’ complaint on the basis of the applicable statutes of limitation, the failure to join a necessary party, lack of subject matter and personal jurisdiction, sovereign and governmental immunity, lack of standing,and the failure to exhaust administrative remedies, denying many of the factual allegations of the plaintiffs’ complaint, and raising as affirmative defenses the applicable statutes of limitation, the terms of a November 22, 2004 Nondisclosure Agreement between the Company and the Southeastern Public Service Authority of Virginia (“SPSA”), in which SPSA, for itself and its members (Chesapeake is a member of SPSA), had agreed not to interfere with or oppose our plans for a landfill in Camden County, and the doctrines of estoppel, waiver, release, sovereign, governmental and legislative immunities, laches, and the failure to exhaust administrative remedies. The defendants’ counterclaims included claims that the plaintiffs had tortiously interfered with Black Bear’s Franchise Agreement, that Chesapeake had breached the Nondisclosure Agreement, and that Chesapeake had misused Black Bear’s confidential information in violation of the Nondisclosure Agreement and the North Carolina Trade Secrets Protection Act. In the counterclaims, the defendants, including Black Bear, sought the damages suffered as a result of plaintiffs’ tortious interference, and Chesapeake’s breach of the Nondisclosure Agreement and misuse of confidential information, including damages in excess of $3,000,000 per year for any delay in the opening of the proposed landfill. The plaintiffs filed Motions to Dismiss, Strike, Separate Claims, Answer, Affirmative Defenses and Motion to Amend Complaint in response to defendants’ counterclaims, arguing that the counterclaims should be dismissed or stricken, or, in the alternative, separated for trial, and that plaintiffs should be given leave to amend their complaint to add Waste Industries USA, Inc. as a party, given Waste’s agreement to be considered a co-permittee on the landfill, with Black Bear.

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

If the plaintiffs succeed in this matter, Black Bear would have to re-negotiate the Franchise Agreement or re-apply for a franchise with the County and/or re-submit and/or amend its request for a site suitability determination to DENR in order to develop the landfill. This outcome would not have a material adverse impact on our cash flows. However, if the landfill is not developed, we may not recover all of its $12.0 million of capitalized costs, resulting in an impairment charge that could have a material adverse impact on our earnings. We intend to vigorously defend this matter and pursue these and any other potential counterclaims against the plaintiffs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

EXECUTIVE OFFICERS

As of December 31, 2006, our executive officers were as follows:

Name	Age	Position(s)
Jim W. Perry	62	President, Chief Executive Officer and Director
Harry M. Habets	57	Chief Operating Officer
D. Stephen Grissom	54	Chief Financial Officer, Secretary and Treasurer
Harrell J. Auten	58	Vice President, Sales and Marketing
Lonnie C. Poole, III	45	Vice President, Corporate Development
Michael J. Durham	53	Vice President, Administration and Support Services

JIM W. PERRY joined our company in 1971 and was named Chief Executive Officer in 2002 and has served as President since 1987 and as a director since 1974. Prior to that, Mr. Perry served as Chief Operating Officer from 1987 until 2002. Mr. Perry holds a B.S. in Agricultural and Biological Engineering from North Carolina State University and an M.S. in Systems Management from the

University of Southern California. Mr. Perry has received the Distinguished Service Award from the National Solid Waste Management Association, or NSWMA and currently serves as Chairman of the Board of Governors for the 2007 year term. In addition, Mr. Perry has served in the Carolinas Chapter of NSWMA as Chairman and on the Membership Committee. Mr. Perry was inducted into the Environmental Industry Associations, or EIA, Hall of Fame in 1997. Mr. Perry has more than 35 years experience in the solid waste industry.

HARRY M. HABETS joined our company in 2002 as Vice President and Chief Operating Officer. From 1985 to 1999, Mr. Habets held various management positions with Waste Management, Inc., including Vice President of International Operations and Regional Vice President/Manager for collection, recycling and landfill disposal services in the Southeast. Mr. Habets holds a B.S. in Business Administration from Rochester Institute of Technology. Mr. Habets has 18 years of experience in the solid waste industry.

D. STEPHEN GRISSOM joined our company in 2001 as Chief Financial Officer and Vice President of Finance. Prior to that, Mr. Grissom was Chief Financial Officer for Austin Quality Foods from 1982 to 2000 and has more than 28 years of controllership and CFO experience. He is a Certified Public Accountant and holds a B.A. in Accounting from North Carolina State University.

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

LONNIE C. POOLE, III was named Vice President of Corporate Development in 2002. Prior to that, Mr. Poole served as our Vice President, Director of Support Services since 1995. From 1990 to 1995, he served as our Risk Management Director. Mr. Poole holds a B.S. in Aerospace Engineering from North Carolina State University. Mr. Poole is the son of Lonnie C. Poole, Jr., Chairman of the Board. Mr. Poole has more than 16 years experience in the solid waste industry.

MICHAEL J. DURHAM was named Vice President of Administration and Support Services effective January 1, 2006. Prior to that, Mr. Durham held various management and controllership positions with Stantec Consulting Services Inc./DSATLANTIC Corporation and prior to that with Waste Management, Inc. Mr. Durham is a Certified Public Account and holds a B. S. in Accounting from Florida State University. Mr. Durham has more than 18 years experience in the solid waste industry.

OTHER KEY EMPLOYEES

The following table sets forth certain information concerning our other key employees as of December 31, 2006:

Name	Age	Position(s)
E. Franklin Lorick	52	Vice President—Central Division
Thomas A. Winstead	51	Vice President—East Division
Michael T. Ingle	41	Vice President—South Division
Jerry W. Johnson	55	Vice President—Landfill Division

E. FRANKLIN LORICK was named Vice President of our company in 2002. Mr. Lorick joined us in 1989 and has held various positions including Operations Manager and Branch Manager. He attended Midlands Community College in Columbia, South Carolina and has over 18 years experience in the solid waste industry.

THOMAS A. WINSTEAD has served as a Vice President of our company since March 1998. He joined us in 1985 as a Branch Manager and has also served as East Regional Operations Manager from 1990 to 1997. He is a graduate of Atlantic Christian College with a B.S. in Health and Physical Education. Mr. Winstead has more than 22 years of experience in the solid waste industry.

MICHAEL T. INGLE was named Vice President of our company in 2005. After joining the Company in 1991, Mr. Ingle served as branch manager in various locations. Mr. Ingle is a graduate of Methodist College in Fayetteville, North Carolina and holds a B.A. in Business Administration. Mr. Ingle has over 16 years experience in the solid waste industry.

JERRY W. JOHNSON joined our company in 1991 and has served in various capacities that included developing our first Recycling Division and managing Field Support Services until his departure in 1995. Mr. Johnson then joined Atlantic Waste Disposal and served in various roles from transportation to General Management of Atlantic Waste of Virginia and New York until 1999. At that time, he rejoined our company as the North Carolina Landfill Division Manager. Mr. Johnson currently serves as Vice President of our Landfill Division and oversees all of our landfill operations. Mr. Johnson attended Wake Community College and has over 28 years in the solid waste industry.

None of our executive officers, directors or other key employees is related to any other executive officer, director or other key employee, except that Lonnie C. Poole, Jr., Chairman of the Board of Directors, and Lonnie C. Poole, III are father and son.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information. Our common stock trades on the Nasdaq National Market under the symbol “WWIN”. The following table sets forth the quarterly high and low bid prices for the years indicated as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions and might not reflect actual transactions.

		High	Low
2005
	First quarter	$15.18	$11.96
	Second quarter	$15.00	$12.20
	Third quarter	$15.00	$11.59
	Fourth quarter	$14.94	$12.19

		High	Low
2006
	First quarter	$21.67	$12.80
	Second quarter	$22.78	$17.44
	Third quarter	$28.67	$18.81
	Fourth quarter	$31.89	$26.41

As of December 31, 2006, the number of shareholders of record of our common stock was 120 and we believe that the number of beneficial owners was approximately 2,700.

Dividends. Our Board of Directors declared a dividend of approximately $1.2 million in the first quarter of 2006 that was paid in April 2006. We declared and paid dividends of approximately $1.3 million, $1.4 million and $1.4 million in the second, third and fourth quarters of 2006, respectively. Under our amended revolving bank facility, payment of cash dividends is limited to 50% of the trailing 12 months’ net income. Additionally, we must meet financial covenants contained in the facility, including covenants relating to minimum net worth and maximum levels of capital expenditures and indebtedness. If we are not in compliance with these covenants, or otherwise in default under the facility, we would not be able to pay cash dividends.

Equity Compensation Plan. The following table provides information as of December 31, 2006 for our one equity-based compensation plan, which is our 1997 Stock Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders:
1997 Stock Plan	418,909	$14.24	308,714
Equity compensation plans not approved by our shareholders:
None	—	—	—

Total	418,909	$14.24	308,714

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2004, 2005 and 2006 and the consolidated balance sheet data as of December 31, 2005 and 2006 are derived from, and are referenced to, our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2002 and 2003 and the consolidated balance sheet data as of December 31, 2002, 2003 and 2004 are derived from financial statements not included in this report. Historical results are not necessarily indicative of future results. All periods presented include the impact of operations discontinued in 2005 and 2006.

	YEAR ENDED DECEMBER 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)
Statement of Operations Data:
Service revenues	$239,558	$259,631	$280,709	$304,466	$326,447
Equipment sales	1,263	1,240	861	641	1,098

Total revenues	240,821	260,871	281,570	305,107	327,545
Cost of service operations (1)	154,420	169,454	190,911	205,133	212,394
Cost (benefit) of equipment and other asset sales	626	1,115	(804)	(990)	(523)

Total cost of operations	155,046	170,569	190,107	204,143	211,871
Selling, general and administrative (2) (6)	33,164	37,439	39,167	42,208	43,167
Depreciation and amortization	26,874	29,122	28,442	29,908	32,093
Loss (gain) on sale of collection and hauling operations (3)	121	(720)	(3,482)	—	—

Operating income	25,616	24,461	27,336	28,848	40,414
Interest expense	11,377	9,891	9,931	9,833	9,608
Interest income	(213)	(141)	(128)	(96)	(181)
Other income	(588)	(96)	(304)	(231)	(418)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	15,040	14,807	17,837	19,342	31,405
Income tax expense	5,498	6,077	6,588	7,792	14,416

Income from continuing operations before cumulative effect of a change in accounting principle	9,542	8,730	11,249	11,550	16,989

Discontinued operations: (3)
Income from discontinued operations prior to sale (net of income taxes)	1,420	160	548	454	10
Gain on sale of operations (net of income taxes) (4)	—	—	—	185	2,282

Income from discontinued operations	1,420	160	548	639	2,292
Cumulative effect of a change in accounting principle, net of income tax benefit of $614 (5)	—	(1,067)	—	—	—

Net Income	$10,962	$7,823	$11,797	$12,189	$19,281

Earnings per share
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.72	$0.65	$0.83	$0.85	$1.22
Income from discontinued operations	0.10	0.01	0.04	0.04	0.17
Cumulative effect of a change in accounting principle (5)	—	(0.08)	—	—	—

Net Income	$0.82	$0.58	$0.87	$0.89	$1.39

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.71	$0.64	$0.82	$0.84	$1.21
Income from discontinued operations	0.11	0.02	0.04	0.04	0.16
Cumulative effect of a change in accounting principle (5)	—	(0.08)	—	—	—

Net Income	$0.82	$0.58	$0.86	$0.88	$1.37

Weighted-average shares outstanding:
Basic	13,336	13,439	13,497	13,661	13,871

Diluted	13,351	13,558	13,665	13,821	14,043

Cash dividend paid per common share	$—	$0.08	$0.16	$0.24	$0.38

(1)	Includes asset impairments. The 2004 results include a $1.4 million charge (or $0.07 per diluted share, net of income tax) related to our determination that certain landfill permitting efforts had a less than probable chance of success. The 2006 results include a $0.2 million charge (or $.01 per diluted share, net of income tax) related to our determination that certain landfill permitting efforts had a less than probable chance of success.
(2)	2004 includes a charge of approximately $2.5 million to bad debt expense to write off or reserve for accounts receivable of a major customer.
(3)	The 2004 results include a gain of approximately $3.5 million (or $0.16 per diluted share, net of income tax) related to the sale of certain collection and hauling operations. Business dispositions occurring after January 1, 2005 have been reflected as discontinued operations pursuant to our adoption of current accounting guidance. See Note 1 of our Notes to Consolidated Financial Statements.
(4)	The 2006 results include a gain of approximately $2.2 million (or $0.16 per diluted share, net of income tax) related to the sale of a landfill operation in Jacksonville, Florida. See Note 1 of our Notes to Consolidated Financial Statements.
(5)	As required, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. In connection with the adoption of SFAS No. 143, we recorded a charge of approximately $1.1 million (net of income taxes of $614,000), or $0.08 per share, for the cumulative effect of a change in accounting principle.
(6)	As required, we adopted SFAS No. 123R, Share-Based Payment, on January 1, 2006. In connection with the adoption of SFAS No. 123R, we recorded expense of approximately $0.5 million or $0.04 per share for 2006.

	YEAR ENDED DECEMBER 31
	2002	2003	2004	2005	2006
	(In thousands)
Other Operating Data:
Net cash provided by operating activities	$40,893	$39,076	$46,484	$46,370	$45,066
Net cash used in investing activities	(22,298)	(48,924)	(34,210)	(54,980)	(29,688)
Net cash provided by (used in) financing activities	(18,748)	12,241	(13,956)	7,740	(15,297)

Balance Sheet Data:
Cash and cash equivalents	$1,734	$4,127	$2,445	$1,575	$1,656
Working capital (deficit)	1,470	(305)	(6,855)	(14,647)	(109)
Property and equipment, net	190,417	191,309	198,551	216,390	218,039
Total assets	298,573	330,528	337,048	368,155	370,279
Long-term debt and capital lease obligations, net of current maturities	140,875	157,657	146,136	155,530	150,249
Shareholders’ equity	$96,970	$106,959	$117,711	$129,499	$145,871

Cash dividend paid per share	$—	$0.08	$0.16	$0.24	$0.38

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2005 and 2006 and notes thereto included in this report.

Overview

We are a regional, vertically integrated provider of solid waste services. We were founded by our Chairman of the Board of Directors in 1970. We operate primarily in North Carolina, South Carolina, Virginia, Tennessee and Georgia, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At December 31, 2006, we operated 35 collection operations, 28 transfer stations, approximately 72 county convenience drop-off centers, 12 recycling facilities and nine landfills in the Southeastern U.S. We had revenues of $305.1 million and operating income of $28.8 million in the year ended December 31, 2005, and revenues of $327.5 million and operating income of $40.4 million in the year ended December 31, 2006.

Total revenues attributable to services provided are as follows (dollars in thousands):

	Year Ended December 31,
	2004	2005	2006
Collection:
Residential	$56,581	$66,907	$74,933
Commercial	76,721	83,882	91,555
Industrial	86,645	86,194	89,933
Disposal and transfer	40,416	44,297	46,285
Recycling service	4,605	4,820	4,719
Recycled commodity sales	4,815	4,997	3,941
Other	10,926	13,369	15,081

Total service revenues	$280,709	$304,466	$326,447

From 1990 through December 31, 2006, we acquired, either by merger or asset purchase, 106 solid waste collection or disposal operations, with eight being acquired in 2006, 14 being acquired in 2005 and nine being acquired in 2004. All but four of these acquisitions were accounted for as asset purchases. Accordingly, the results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition and have affected period-to-period comparisons of our operating results. During the year ended December 31, 2006, we did not have any significant acquisitions requiring the presentation of the acquired company’s historical or the combined company’s pro forma financial statements. We anticipate that a significant part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect that additional acquisitions could continue to affect period-to-period comparisons of our operating results. Current levels of population growth and economic development in the Southeastern U.S. and our strong market presence in the region should provide an opportunity to increase our revenues and market share. As we add customers in existing markets, our density should improve, which we expect will increase our collection efficiencies and profitability.

Executive Summary

In 2006 we continued to focus on our initiatives for achieving positive results and improving our performance. They are:

•	Strengthening our competitive position in desired markets;

•	Internalizing more of our waste volume;

•	Increasing revenues from our landfill operations; and

•	Employing best practices to deliver exceptional service.

Our performance for 2006 was impacted by the business climate we operate within, which saw:

•	Increased service delivery costs primarily due to higher fuel prices and costs to transfer waste; and

•	Increased compliance costs primarily related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Despite these challenges, our revenues increased 7.4% to $327.5 million and our revenues per man-hour improved by nearly 9.4%. We have continued to look for and find ways to improve our efficiency and productivity. In 2006, we rerouted for efficiency over 1,400 route days, or about 50 percent of our commercial and residential work, and improved productivity on these routes in the range of 5% to 10%. In addition, we have increased employee training and centered our efforts on fleet maintenance, data management, and customer pricing. We believe these efforts will better position our company for growth in 2007.

Service revenue growth of 7.2% was primarily comprised of 2.9% internal growth and 4.7% of net acquisition growth. Of that internal growth, approximately 4.1% was due to pricing. We implemented a pricing strategy to adjust pricing on accounts that were not meeting standards, and in some cases, we chose to give up accounts that refused reasonable price increases, resulting in a negative 2.3% volume component of internal growth for 2006. Energy surcharges contributed additional growth of 1.1% in 2006 as we continued to adjust pricing to cover certain inflationary costs, as discussed below.

Acquisition growth was 4.7% during 2006, impacted by 22 business acquisitions and six business dispositions over the two-year period ended December 31, 2006. Revenues from acquisition activity are considered in acquisition growth until the first anniversary date of the acquisition. All acquisitions in 2005 and 2006 were tuck-ins and a continuation of our plan to expand in selected markets in order to achieve better route density and leverage our overhead cost structure.

We have experienced, as have others in our industry sector, increased operating costs which include higher fuel costs, third party disposal fees, and transfer costs. Most significantly, our average fuel cost per gallon increased approximately 11% in 2006. We implemented a fuel surcharge program based upon a regional fuel index, which is designed to recover most of the fuel cost increases.

Our 2006 capital expenditures of approximately $41.2 million increased by $6.9 million over the prior year. These capital expenditures included $11.7 million primarily related to cell construction at our landfills.

In 2006, we paid $5.3 million in dividends compared to $3.3 million in 2005.

Despite higher capital spending and increased dividend payments, our debt to total capitalization ratio of 51.9% at December 31, 2006 improved over the prior year ratio of 56.3%. We believe our $200 million revolving credit facility, which matures in October 2009, provides sufficient capital in combination with our cash flow from operating activities to fund our near term growth strategy, capital expenditures and dividends.

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

At December 31, 2006, we operated approximately 72 convenience sites under contract with nine counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At December 31, 2006, we also operated 12 recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by spreading the risk among our customers. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. At December 31, 2006, we operated or transferred from 28 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. At December 31, 2006, we owned or operated nine landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community fees, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the disposal compactors and containers that we resell.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the individual line items reflected in our consolidated statements of operations (some items have been condensed for presentation purposes only):

	YEAR ENDED DECEMBER 31,
	(In thousands)
	2004	2005	2006
Service revenues	$280,709	$304,466	$326,447
Equipment sales	861	641	1,098

Total revenues	281,570	305,107	327,545

Operations	189,204	204,990	212,171
Equipment sales	470	384	666

Selling, general and administrative	39,167	42,208	43,167
Depreciation and amortization	28,442	29,908	32,093
Gain on sale of property and equipment and other assets	(1,274)	(1,374)	(1,189)
Gain on sale of collection and hauling operations	(3,482)	—	—
Impairment of property and equipment and other assets	1,707	143	223

Operating income	27,336	28,848	40,414

Interest expense, net of interest income	9,803	9,738	9,427
Other income	(304)	(232)	(418)

Income from continuing operations before income tax expense	17,837	19,342	31,405
Income tax expense	6,588	7,792	14,416

Income from continuing operations	11,249	11,550	16,989
Income from discontinued operations	548	639	2,292

Net Income	$11,797	$12,189	$19,281

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our statements of operations (some items have been condensed for presentation purposes only):

	YEAR ENDED DECEMBER 31,
	2004	2005	2006
Service revenues	99.7%	99.8%	99.7%
Equipment sales	0.3	0.2	0.3

Total revenues	100.0	100.0	100.0

Operations	67.2	67.2	64.8
Equipment sales	0.2	0.1	0.2
Selling, general and administrative	13.9	13.8	13.2
Depreciation and amortization	10.1	9.8	9.8
Gain on sale of property and equipment and other assets	(0.5)	(0.4)	(0.4)
Gain on sale of collection and hauling operations	(1.2)	—	—
Impairment of property and equipment and other assets	0.6	—	0.1

Operating income	9.7	9.5	12.3

Interest expense, net of interest income	3.5	3.2	2.9
Other income	(0.1)	—	(0.2)

Income from continuing operations before income tax expense	6.3	6.3	9.6

Income tax expense	2.3	2.5	4.4

Income from continuing operations	4.0	3.8	5.2

Income from discontinued operations	0.2	0.2	0.7

Net Income	4.2%	4.0%	5.9%

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Revenues. Total revenues increased $22.4 million, or 7.4%, to $327.5 million in 2006 from $305.1 million in 2005. This increase was attributable primarily to increases in residential collection revenue of $8.0 million; commercial collection revenue of $7.7 million, and industrial revenue of $3.7 million.

The following table provides the components of service revenue growth:

SERVICE REVENUE GROWTH	2006
Price	4.1%
Volume	(2.3)%
Energy surcharge	1.1%

Total Internal Growth	2.9%
Commodities	(0.4)%
Acquisitions, net of dispositions	4.7%

Total Service Revenue Growth	7.2%

Service revenue growth of 7.2% was comprised of 2.9% internal growth and 4.7% of net acquisition growth. Of that internal growth, approximately 4.1% was due to pricing. We implemented a pricing strategy to adjust pricing on accounts that were not meeting standards and. In some cases; we chose to give up accounts that refused reasonable price increases, resulting in a negative 2.3% volume component of internal growth for 2006. Energy surcharges contributed additional growth of 1.1% in 2006 as we continued to adjust pricing to cover certain inflationary costs.

Cost of Operations. Costs of operations (including equipment sales) increased $7.5 million, or 3.6%, to $212.8 million in 2006 from $205.4 million in 2005. Cost of operations as a percentage of revenue decreased in 2006 to 65.0% from 67.3% in the prior year period.

The following table summarizes the components of cost of operations as a percentage of revenue:

	2005	2006	Change
Labor and related benefits	16.9%	18.8%	1.9%
Landfill fees, transfer and disposal	28.2%	25.4%	-2.8%
Fuel	5.5%	5.8%	0.3%
Repairs and maintenance - fleet	5.8%	6.4%	0.6%
Insurance	6.9%	6.0%	-0.9%
Other	3.9%	2.4%	-1.5%

Total cost of service operations	67.2%	64.8%	-2.4%
Cost of equipment sales	0.1%	0.2%	0.1%

Cost of operations including equipment sales	67.3%	65.0%	-2.3%

Disposal costs continue to decrease as a percentage of revenue as more of the waste we collect is disposed into our landfills. Casualty and workers compensation insurance costs were lower due to favorable insurance pricing as well as an improved experience rating. Fuel costs increased 11% on a per-gallon basis for the year ended December 31, 2006, compared with the same period in 2005.

Selling, General & Administrative Expenses. SG&A increased $1.0 million, or 2.3%, to $43.2 million in 2006 from $42.2 million in 2005. SG&A as a percentage of revenues decreased to 13.2% in 2006 from 13.8% in 2005.

The following table summarizes the components of SG&A expenses (amounts in thousands):

	2005	2006	Change
Labor and related benefits	$20,642	$23,378	$2,736
Provision for doubtful accounts	2,033	569	(1,464)
Professional fees	6,402	5,246	(1,156)
Insurance	2,132	2,183	51
Rent	1,974	2,122	148
Travel and entertainment	1,736	1,592	(144)
Utilities	1,667	1,403	(264)
Other	5,622	6,674	1,052

Total SG&A	$42,208	$43,167	$959

Labor and related benefits increased as we increased our administrative headcount, incentive-based compensation, stock option expense and our provision for unvested earned leave benefits. The decrease in our provision for doubtful accounts was primarily due to the collection in 2006 of an approximately $0.8 million receivable previously included in the allowance for doubtful accounts. The decrease in professional fees is primarily attributable to reduced reliance on external resources for Sarbanes-Oxley compliance.

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

Depreciation and amortization expense increased by $2.2 million, or 7.3%, for the year ended December 31, 2006 compared to the same period in 2005 as a result of fixed asset and intangible asset additions. Included in depreciation and amortization expense for the year ended December 31, 2006 was a favorable adjustment related to change in estimated lives and salvage values of certain collection vehicles and approximately $0.4 million in additional landfill amortization resulting from our annual SFAS No. 143 landfill review.

Gain on Sale of Property and Equipment and Other Assets. The amounts reflected for 2005 and 2006 represent gains on sale of operating assets, typically facilities and collection vehicles.

Asset Impairment. The amounts represented in 2005 represent impairment of fixed assets temporarily taken out of service. The 2006 amounts primarily represent impairment of capitalized landfill development costs as we determined the likelihood of successful completion was less than probable.

Interest Expense (net of interest income). Interest expense (net of interest income) decreased in 2006 primarily due to repayment of debt with proceeds from the sale of a landfill operation.

Income Tax Expense. The effective income tax rate increased to 45.9% in 2006 from a rate of 40.3% in 2005 primarily due to revaluing our deferred tax liabilities at a higher estimated deferred tax rate of 39.3%, resulting from apportionment and re-assessment of state tax planning strategies.

Discontinued Operations. Income from discontinued operations, net of income taxes increased $1.6 million from 2005. In 2005, we disposed of certain operations in the Atlanta market area. In 2006, we disposed of a landfill operation (effective April 1, 2006) in the Jacksonville, Florida market, resulting in a cumulative after-tax gain of $2.2 million. These dispositions are reflected in the consolidated statements of operations as if they had occurred on January 1, 2004.

Net Income. Net income increased $7.1 million, or 58.2%, to $19.3 million in 2006 from $12.2 million in 2005. This increase was primarily due to overall higher gross margin and the gain on the sale of discontinued operations, partially offset by increased depreciation and amortization, SG&A costs, and income tax expense.

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Revenues. Total revenues increased $23.5 million, or 8.4%, to $305.1 million in 2005 from $281.6 million in 2004. This increase was primarily attributable to increases in the residential, commercial, disposal and transfer, and convenience site product lines.

The following table provides the components of service revenue growth:

SERVICE REVENUE GROWTH	2005
Price	1.2%
Volume	1.2%
Energy surcharge	1.0%

Total Internal Growth	3.4%
Commodities	0.0%
Acquisitions, net of dispositions	5.1%

Total Service Revenue Growth	8.5%

Our service revenue growth of 8.5% was comprised of 5.1% of acquisition growth and 3.4% of internal growth. We were more effective in initiating price increases in 2005 due to a disciplined approach towards customer profitability analysis and utilizing our pricing optimization software. Pricing increased 1.2%, or $3.2 million, and energy related surcharges increased 1.0%, or $2.7 million, versus 2004. We implemented a fuel surcharge program based upon a regional fuel index, which is designed to recover most of the increase in fuel costs. Internal volume was up 1.2%, primarily in the areas of residential, commercial, and disposal/transfer.

Cost of Operations. Cost of operations (including equipment sales) increased $15.7 million, or 8.3%, to $205.4 million in 2005 from $189.7 million in 2004. Cost of operations as a percentage of revenues decreased from 67.4% to 67.3% for 2004 and 2005, respectively.

The following table summarizes the components of cost of operations as a percentage of revenue:

	2004	2005	Change
Labor and related benefits	17.3%	16.9%	-0.4%
Landfill fees, transfer and disposal (1)	28.9%	28.2%	-0.7%
Fuel (2)	4.1%	5.5%	1.4%
Repairs and maintenance - fleet	5.8%	5.8%	0.0%
Insurance (3)	7.7%	6.9%	-0.8%
Other	3.4%	3.9%	0.5%

Total cost of service operations	67.2%	67.2%	0.0%
Cost of equipment sales	0.2%	0.1%	-0.1%

Cost of operations including equipment sales	67.4%	67.3%	-0.1%

(1)	Reduced disposal fees due to greater internalization of waste into our landfills.
(2)	Fuel costs per gallon increased 34% over 2004.
(3)	Insurance costs were lower in 2005 due to reduced insurance premiums resulting from assumption of higher deductibles versus 2004. We also experienced reduced severity and frequency of auto and worker’s compensation claims.

Selling, General & Administrative Expenses. SG&A increased $3.0 million, or 7.8%, to $42.2 million in 2005 from $39.2 million in 2004. SG&A as a percentage of revenues decreased to 13.8% in 2005 from 13.9% in 2004.

The following table summarizes the components of SG&A expenses (amounts in thousands):

	2004	2005	Change
Labor and related benefits (1)	$19,371	$20,642	$1,271
Provision for doubtful accounts (2)	3,617	2,033	(1,584)
Professional fees (3)	2,704	6,402	3,698
Insurance	2,302	2,132	(170)
Rent	2,211	1,974	(237)
Travel and entertainment	1,613	1,736	123
Utilities	1,524	1,667	143
Other	5,825	5,622	(203)

Total SG&A	$39,167	$42,208	$3,041

(1)	Additional headcount to meet increased compliance needs.
(2)	2004 includes a charge of approximately $2.5 million to write off or reserve for accounts receivable of a major customer.
(3)	Increased compliance costs, primarily related to Sarbanes-Oxley Act Section 404 compliance of $2.7 million and $0.8 million for settlement of a legal matter.

Depreciation and Amortization. Depreciation and amortization increased $1.5 million, or 5.2%, to $29.9 million in 2005 from $28.4 million in 2004. Depreciation and amortization, as a percentage of revenues, decreased to 9.8% in 2005 from 10.1% in 2004. Landfill site and cell amortization expense was $0.4 million higher due to increased landfill tonnage. Other intangible asset amortization expense increased approximately $1.0 million due to amortization of customer lists.

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

Income Tax Expense. Income tax expense increased $1.2 million to $7.8 million in 2005 from $6.6 million in 2004 primarily due to higher pre-tax income. The effective tax rate increased to 40.2% in 2005 from a rate of 36.9% in 2004 primarily due to an increase in our estimated deferred income tax liabilities.

Discontinued Operations. Income from discontinued operations increased in 2005 primarily due to the gain recognized upon disposition of the assets of the discontinued operations.

Net Income. Net income increased $0.4 million, or 3.3%, to $12.2 million in 2005 from $11.8 million in 2004. This increase was attributable to the changes explained above, most notably, increased sales revenue.

Liquidity and Capital Resources

Our working capital at December 31, 2006 was a negative $0.1 million and a negative $14.6 million at December 31, 2005. The negative amounts were primarily the result of using cash generated from operations for capital expenditures and acquisitions, both long-term assets. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facility and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2007.

We have a revolving credit agreement with a syndicate of lending institutions for which Bank of America acts as agent. This $200 million credit facility provides expansion capacity up to $300 million through October 2009.

Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential Insurance shares in the collateral pledged under the revolver. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The revolver bears interest at a rate per annum equal to, at our option, either a Bank of America base rate or at the Eurodollar rate (LIBOR) plus, in each case, a percentage rate that fluctuates, based on our leverage ratio, from 0% to 1.0% for base rate borrowings and 1.25% to 2.5% for LIBOR rate borrowings. The revolver requires us to maintain financial covenants and satisfy other requirements, such as minimum net worth, net income, and limits on our capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. We were in compliance with these financial covenants as of December 31, 2005 and December 31, 2006. As of December 31, 2006, an aggregate of approximately $99.0 million was outstanding under the revolver, with an average interest rate on outstanding borrowings of approximately 6.9%. Availability under this facility was approximately $41.1 million as of December 31, 2006 after consideration of outstanding letters of credit.

We have two $25.0 million term facilities with Prudential, of which $17.9 million in the aggregate was outstanding as of December 31, 2006. Principal repayments are due annually on each of the facilities. The Prudential facilities require us to maintain financial covenants, such as minimum net worth, net income, and limit our capital expenditures and indebtedness. We were in compliance with these financial covenants as of December 31, 2005 and December 31, 2006. Interest on the two Prudential facilities is paid quarterly, based on fixed rates for the two facilities of 7.21% and 7.09%, respectively.

On September 10, 2003, we entered into a $9.5 million income tax exempt variable rate bond with Sampson County, North Carolina for the funding of expansion at our landfill in that county. This bond payable was in addition to our existing $30.9 million Sampson facility. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. as a participating lender under our Bank of America syndication. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 5.6% and 5.5% at December 31, 2005 and 2006, respectively.

As of December 31, 2006, we had the following contractual obligations and commercial commitments (in thousands):

	PAYMENTS DUE BY PERIOD
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1) (2)	$209,241	$17,058	$126,442	$4,415	$61,326
Expected landfill liabilities (3)	7,102	755	6,347	—	—
Disposal agreemements (4)	1,660	835	825	—	—
Purchase commitments (5)	775	775	—	—	—
Operating leases (6)	7,128	2,272	2,494	220	2,142
Capital leases (7)	411	214	189	8	—

Total contractual cash obligations	$226,317	$21,909	$136,297	$4,643	$63,468

(1)	Includes recorded principal amounts outstanding as December 31, 2006 of $99.0 million under our revolver, $17.9 million under the Prudential term facilities, and $40.4 million under the Sampson bond facilities. Our revolver allows us to borrow up to $200.0 million, with further expansion capacity available upon lenders’ approval, provided we are in compliance with the facility’s loan covenants. Includes projected interest assuming the various debt facilities are held to maturity at current rates.
(2)	As disclosed in Note 10 of our consolidated financial statements, we have entered into various interest rate swaps, which fixed the interest rate for a portion of our debt through 2007. As of December 31, 2006, the fair value of the interest rate swap agreements recorded on our consolidated balance sheet was an asset of approximately $0.3 million. Additionally, we have entered into commodity contracts to hedge our recycling revenue received for old corrugated cardboard. The commodity contracts have a term of three years. The fair values of the cardboard commodity contracts are recorded on our consolidated balance sheets as a liability of approximately $0.2 million as of December 31, 2006. We also use heating oil option agreements to manage a portion of our exposure to fluctuations in diesel fuel oil prices. The fair value of the fuel commodity contract was recorded on our consolidated balance sheet as an asset of approximately $2,000 as of December 31, 2006. The above table does not include any obligations for these arrangements.
(3)	Liabilities are based on current costs and include capping, closure, post-closure and environmental remediation costs. These costs represent the expected landfill liabilities we will incur for final capping, closure and post-closure for the airspace consumed to date. We will recognize additional liabilities for these types of costs as airspace is consumed in each landfill. These obligations are recorded in our consolidated balance sheets.
(4)	Agreements whereby we agree to deliver a minimum amount of waste at a set rate. These obligations are recorded in our consolidated balance sheets based on actual volume.
(5)	Represents purchase obligations not yet recorded on our consolidated balance sheets.
(6)	Represents future minimum lease payments under our existing operating leases. These payments are not recorded as obligations in our consolidated balance sheets with the exception of any deferred rental credits due to lease escalation clauses.
(7)	Includes recorded principal amounts outstanding as of December 31, 2006 of $0.3 million under capital lease agreements as well as anticipated interest payments.

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

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	Over 3 Years
	(in thousands)
Standby letters of credit	$18,036	$18,036	$—	$—
Performance bonds	34,193	34,193	—	—

Total commercial Commitments	$52,229	$52,229	$—	$—

Net cash provided by operating activities totaled $45.1 million for the year ended December 31, 2006 and consisted of net income of $19.3 million plus non-cash adjustments (e.g. depreciation and amortization, etc.) of $35.5 million and net changes in assets/liabilities of $9.7 million.

For the year ended December 31, 2006, net cash used in investing activities was $29.7 million. Of this, $6.2 million was used to fund the cash portion of acquisitions, offset by $16.4 million provided from the sale of collection and hauling operations, and $41.2 million was used for capital expenditures, of which $11.7 million was for landfill expansion, with the balance primarily for investments in equipment, consisting primarily of trucks and containers. Cash inflows from investing activities included $2.2 million received from the sale of property and equipment and other assets.

For the year ended December 31, 2006, capital expenditures were $41.2 million, compared to $34.3 million in 2005. We currently expect capital expenditures for 2007 to be approximately $39.0 million. In 2007, $16.0 million of the expected capital expenditures are earmarked for landfill site and cell construction and equipment. We have funded and expect to fund our 2007 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal businesses, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

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

For the year ended December 31, 2006, net cash used in financing activities was $15.3 million, which primarily included net repayments of long-term debt (including capital leases) of $11.7 million and dividends paid of $5.3 million. Additionally, we received approximately $1.9 million from stock option exercises.

Cash flows from operations discontinued in 2005 and 2006 have not been presented separately in our consolidated statements of cash flows. The impact of these dispositions on prior year operating, financing, and investing activities is insignificant, with the exception of the $16.4 million cash proceeds from the sale of the discontinued operations in 2006.

At December 31, 2006, we had approximately $157.6 million of long-term and short-term borrowings outstanding (including capital leases) and approximately $52.2 million in letters of credit including performance bonds. The ratio of our total debt (including capital leases) to total capitalization was 51.9% at December 31, 2006, compared to 56.3% as of December 31, 2005.

Off-Balance Sheet Arrangements

At December 31, 2006, we had the following off-balance sheet arrangements:

One of our wholly-owned subsidiaries entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002 (see Item 3 – Legal Proceedings). Pursuant to the Franchise Agreement, we have agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the Franchise Agreement. As a result, we are liable for the expenses of, and any damages or other awards ultimately determined against, those defendants. This arrangement has not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2006 nor is it expected to have a material impact on our future financial position, results of operations or liquidity.

Newly Adopted Accounting Pronouncements

For discussion of the new accounting standards that affect us, see Note 1 to our consolidated financial statements included in this Form 10-K.

Application of Critical Accounting Policies and Estimates

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

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the future:

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our estimated allowance for doubtful accounts is based upon historical collection trends, type of customer, such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The allowance for doubtful accounts was $2.4 million and $1.7 million at December 31, 2005 and 2006, respectively.

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

Once we have determined the estimates of final capping, closure and post-closure obligations, we then inflate those costs to the expected time of payment and discount those expected future costs back to present value. We are currently inflating these costs in current dollars until the expected time of payment using an inflation rate of 2.5% and are discounting these costs to present value using a credit-adjusted, risk-free discount rate between 7.25% and 8.0%. The credit-adjusted, risk-free rate is based on the risk-free interest rate adjusted for our credit standing. Management reviews these estimates at least once per year. Significant changes in future final capping, closure and post-closure cost estimates and inflation rates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill’s capacity that has been consumed, and (2) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any change related to the capitalized and future cost of the landfill asset is then recognized in amortization expense prospectively over the remaining capacity of the landfill. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

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

While the precise amounts of these future obligations cannot be determined, at December 31, 2006, we estimate total landfill closure and post-closure costs of approximately $7.1 million for the airspace consumed to date. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. We had accrued approximately $6.8 million for such projected costs as of December 31, 2005 and subsequently paid approximately $1.5 million in 2006. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations.

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

Intangible Assets

On an ongoing basis, we perform an annual impairment test. At least quarterly, we also analyze whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment charges are recognized as operating expenses. We adopted July 31 as our annual assessment date. We completed our annual impairment test as of July 31, 2006 and determined that there was no goodwill impairment.

Intangible assets with a definite life are amortized over their expected lives, typically five to ten years (see Note 4 to our Notes to Consolidated Financial Statements) on a straight-line or accelerated basis to match the economic benefit received.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Quantitative Disclosures. We entered into interest rate swap agreements in March 2004 to modify the interest characteristics of our outstanding long-term debt and designated the qualifying instrument as a cash flow hedge. Under the terms of the agreements, the interest rate swaps hedged notional debt value of $40.0 million. These swaps are in effect for the period November 2004 through February 9, 2007 with fixed rates of 2.7%.

Our cash flows are impacted by fluctuations in commodity pricing. To reduce our risk to market fluctuations, we enter into commodity swap contracts to hedge our cash flows from the sale of old corrugated cardboard, or OCC. The notional amounts hedged under these agreements represent approximately 43% of our current OCC volume.

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

The following table below presents principal cash flows and related weighted average interest rates of our long-term debt at December 31, 2006 by expected maturity dates. Fair values have been determined based on our incremental borrowing rate of 6.9% as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total Carrying Value	Total Fair Value
			(In thousands)
Fixed Rate
7.21%	$3,571	$3,571	$—	$—	$—	$—	$7,142	$7,180
7.09%	3,572	3,572	3,571	—	—	—	10,715	10,765
Variable Rate
6.86%	—	—	99,000	—	—	—	99,000	99,000
5.47%	—	—	—	—	—	40,355	40,355	40,355

	$7,143	$7,143	$102,571	$—	$—	$40,355	$157,212	$157,300

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	the impact of interest rate movements on our ability to meet interest expense payments and not exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three-month period ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met and must reflect the fact that there are resource constraints that require management to consider the benefits of internal controls relative to their costs. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors, fraud or misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

We carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based upon the framework set forth in the report titled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Committee, or COSO. Through this evaluation, we did not identify any material weaknesses in our internal controls and our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our management’s assessment of internal control over financial reporting within this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Waste Industries USA, Inc. and Subsidiaries

Raleigh, North Carolina

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Waste Industries USA, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

March 16, 2007

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Some information required by Part III is omitted from this report because we will file a definitive proxy statement for our 2007 Annual Meeting of Shareholders within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Some of the information required by Item 10 of Form 10-K concerning our executive officers is set forth under the heading “Executive Officers” located at the end of Part I of this Form 10-K.

The other information required by Item 10 of Form 10-K is incorporated by reference to the information under the headings Proposal No. 1 – “Election of Directors,” “Report of the Audit Committee”, “Director Nominations” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Our Board of Directors has adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller or other persons performing similar functions. The Code of Ethics is an appendix to our Code of Business Conduct, which is applicable to all of our directors and employees and that has been adopted by our Board of Directors. The Code of Business Conduct, including the Code of Ethics, is posted on our website at www.wasteindustries.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the headings “Proposal No. 1 – Election of Directors – Information Concerning the Board of Directors and Its Committees”, “Other Information – Executive Compensation”, “ – Compensation of Non-Employee Directors” and “ – Compensation Discussion & Analysis”, “ – Compensation Committee Interlocks and Insider Participation.”.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report or incorporated herein by reference:

1.	Financial Statements. See Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedule.

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

(b)	Exhibits.

The exhibits filed as part of this Report are listed.

EXHIBIT NO.	DESCRIPTION
3.1(a)	Articles of Incorporation, as currently in effect.
3.2(a)	Bylaws.
10.1(b)	1997 Stock Plan, as amended on August 4, 2004.
10.2(a)	Credit Agreement with Branch Banking and Trust Company dated April 3, 1996.
10.3(a)	Note Purchase and Private Shelf Agreement with The Prudential Insurance Company of America dated April 3, 1996.
10.4(c)	Note Purchase and Private Shelf Agreement with The Prudential Insurance Company of America dated as of June 30, 1998.
10.5(d)	Senior Subordinated Loan and Security Agreement dated February 2, 1999 between Liberty Waste Lending Company, LLC, a subsidiary of the Registrant, and Liberty Waste Services, LLC and its direct and indirect subsidiaries.
10.6(d)	Option Agreement dated February 2, 1999 between the Registrant and Liberty Waste Services, LLC.
10.7(e)	Revolving Credit Agreement dated as of November 9, 1999 by and among the Registrant and its subsidiaries, the lending institutions party thereto, BancBoston, N.A., as Administrative Agent, BancBoston Robertson Stephens Inc., as Arranger, and Branch Banking and Trust Company, as Documentation Agent.

10.8(f)	First Amendment to Credit Agreement dated February 10, 2000.
10.9(f)	Second Amendment to Credit Agreement dated June 14, 2000.
10.10(f)	Third Amendment to Credit Agreement dated October 31, 2000.
10.11(f)	Fourth Amendment to Credit Agreement dated November 2000.
10.12(g)	Fifth Amendment to Credit Agreement dated March 31, 2001.
10.13(g)	Sixth Amendment to Credit Agreement dated March 29, 2002.
10.14(h)	Change in Control Agreement dated October 30, 2001 between the Registrant and D. Stephen Grissom.
10.15 (i)	Amended and Restated Note Purchase Agreement dated March 31, 2001 among the Company and The Prudential Insurance Company of America and Affiliates.
10.16 (i)	Amended and Restated Note Purchase and Private Shelf Agreement dated March 31, 2001 among the Company and The Prudential Insurance Company of America and Affiliates.
10.17 (i)	Amendment and Consent dated August 27, 2004 among the Company and Prudential Insurance Company and Affiliates, amending the Amended and Restated Note Agreement and the Amended and Restated Note Purchase and Private Shelf Agreement dated March 31, 2001.
10.18 (i)	Amended and Restated Revolving Credit Agreement dated August 27, 2004 among the Company and Fleet National Bank, Wachovia Bank, Branch Banking and Trust Company and other lenders.
10.19 (j)	Amendment and Consent effective March 31, 2005 among the Company and Prudential Insurance Company and Affiliates, amending the Amended and Restated Note Agreement and the Amended and Restated Note Purchase and Private Shelf Agreement dated March 31, 2001.
10.20 (j)	Amendment and Consent effective March 31, 2005, amending the Revolving Credit Agreement dated August 27, 2004 among the Company and Fleet National Bank, Wachovia Bank, Branch Banking and Trust Company and other lenders.
10.21 (k)

Amendment and Consent effective March 24, 2006 among the Company and Prudential Insurance Company and Affiliates, amending the Amended and Restated Note Agreement and the Amended and Restated Note Purchase and Private Shelf Agreement dated March 31, 2001.

Bank of America, N.A., Wachovia Bank, N.A., Branch Banking and Trust Company and other lenders.

10.22 (k)	Amended and Restated Revolving Credit Agreement dated March 24, 2006 among the Company Bank of America, N.A., Wachovia Bank, N.A., Branch Banking and Trust Company and other lenders.
10.23 (l)	Form of Amendment to Change in Control Agreement dated January 15, 2007 between the Company and certain officers.
10.24 (l)	Change in Control Agreement dated January 15, 2007 between the Registrant and Harrell J. Auten, III.
21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to rule 15d-14 (a) under the Securities Exchange Act . of 1934.
31.2	Certification of the Chief Financial Officer pursuant to rule 15d-14 (a) under the Securities Exchange Act . of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-25631).

(b)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(c)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(d)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(e)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(f)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(g)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(h)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(i)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(j)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(k)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Current Report on Form 8-K filed on March 30, 2006.

(l)	Incorporated by reference to the similarly numbered Exhibit to the Registrant’s Current Report on Form 8-K filed on January 18, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE INDUSTRIES USA, INC.

Date: March 16, 2007	By:	/s/ Jim W. Perry
JIM W. PERRY
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ Jim W. Perry JIM W. PERRY	Director, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ D. Stephen Grissom D. STEPHEN GRISSOM	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Lonnie C. Poole, Jr. LONNIE C. POOLE, JR.	Chairman	March 16, 2007

/s/ James R. Talton JAMES R. TALTON	Director	March 16, 2007

/s/ Paul F. Hardiman PAUL F. HARDIMAN	Director	March 16, 2007

/s/ Glenn E. Futrell GLENN E. FUTRELL	Director	March 16, 2007

/s/ James A. Walker JAMES A. WALKER	Director	March 16, 2007

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Waste Industries USA, Inc. and Subsidiaries

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Waste Industries USA, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards, No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

March 16, 2007

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31, 2005	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,575	$1,656
Accounts receivable - trade, net	34,541	35,573
Accounts receivable - other	1,376	835
Receivables from employees	276	—
Spare parts, supplies, and fuel inventories	1,547	1,083
Deferred income taxes	1,524	1,787
Prepaid insurance	180	401
Other current assets	869	1,742

Total current assets	41,888	43,077

PROPERTY AND EQUIPMENT, net	216,390	218,039
GOODWILL, net	97,115	97,562
OTHER INTANGIBLE ASSETS, net	8,810	7,388
RESTRICTED CASH	552	731
OTHER NONCURRENT ASSETS	3,400	3,482

TOTAL ASSETS	$368,155	$370,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$16,579	$13,318
Acquisition related liabilities	658	273
Accrued liabilities and other payables	6,065	3,626
Current maturities of long-term debt	10,733	7,143
Accrued wages and benefits	4,258	5,317
Closure/post-closure liabilities	3,030	755
Income taxes payable	3,844	268
Reserve for self-insurance	4,661	5,490
Deferred revenue	6,707	6,996

Total current liabilities	56,535	43,186

LONG-TERM DEBT, NET OF CURRENT MATURITIES	155,212	150,069
NONCURRENT DEFERRED INCOME TAXES	22,339	23,513
CLOSURE/POST-CLOSURE LIABILITIES	3,750	6,347
OTHER LONG-TERM LIABILITIES	820	1,293
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
SHAREHOLDERS’ EQUITY:
Common stock, no par value, shares authorized 80,000,000 shares issued and outstanding: 2005 - 13,736,178; 2006 - 13,962,609	41,196	43,179
Paid-in capital	7,744	8,624
Retained earnings	79,905	93,903
Unrealized gain on cash flow hedges, net of income taxes	654	165

Total shareholders’ equity	129,499	145,871

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$368,155	$370,279

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2005 and 2006

(In Thousands, Except Per Share Data)

	2004	2005	2006
REVENUES:
Service revenues	$280,709	$304,466	$326,447
Equipment sales	861	641	1,098

Total revenues	281,570	305,107	327,545

OPERATING COSTS AND EXPENSES:
Operating (exclusive of depreciation and amortization shown below)	189,204	204,990	212,171
Cost of equipment sales	470	384	666
Selling, general and administrative	39,167	42,208	43,167
Depreciation and amortization	28,442	29,908	32,093
Gain on sale of property, equipment and other assets	(1,274)	(1,374)	(1,189)
Gain on sale of collection and hauling operations	(3,482)	—	—
Impairment of property, equipment and other assets	1,707	143	223

Total operating costs and expenses	254,234	276,259	287,131

OPERATING INCOME	27,336	28,848	40,414

Interest expense	9,931	9,833	9,608
Interest income	(128)	(96)	(181)
Other	(304)	(231)	(418)

Total other expense, net	9,499	9,506	9,009

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,837	19,342	31,405
INCOME TAX EXPENSE ATTRIBUTABLE TO CONTINUING OPERATIONS	6,588	7,792	14,416

INCOME FROM CONTINUING OPERATIONS	11,249	11,550	16,989

DISCONTINUED OPERATIONS:
Income from discontinued operations prior to sale (net of income taxes)	548	454	10
Gain on sale of operations (net of income taxes)	—	185	2,282

INCOME FROM DISCONTINUED OPERATIONS	548	639	2,292

NET INCOME	$11,797	$12,189	$19,281

See Notes to Consolidated Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - continued

Years Ended December 31, 2004, 2005 and 2006

(In Thousands, Except Per Share Data)

	2004	2005	2006
EARNINGS PER SHARE
Basic:

Income from continuing operations	$0.83	$0.85	$1.22
Income from discontinued operations	0.04	0.04	0.17

NET INCOME	$0.87	$0.89	$1.39

Diluted:

Income from continuing operations	$0.82	$0.84	$1.21
Income from discontinued operations	0.04	0.04	0.16

NET INCOME	$0.86	$0.88	$1.37

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,497	13,661	13,871

Diluted	13,665	13,821	14,043

CASH DIVIDENDS PAID	$2,161	$3,289	$5,283

CASH DIVIDENDS DECLARED AND PAID PER SHARE OF COMMON STOCK	$0.16	$0.24	$0.38

See Notes to Consolidated Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31, 2004, 2005 and 2006

(In Thousands)

	SHARES		COMMON STOCK	PAID-IN CAPITAL	RETAINED EARNINGS	UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES	TOTAL SHAREHOLDERS’ EQUITY
	AUTHORIZED	OUTSTANDING
Balance, January 1, 2004	80,000	13,492	$39,139	$7,342	$61,369	$(891)	$106,959
Net income	—	—	—	—	11,797	—	11,797

Other comprehensive income, net of income taxes of ($554)
Unrealized gain on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	947	947

Other comprehensive income							947

Comprehensive income							12,744
Issuances of stock	—	4	48	—	—	—	48
Exercise of stock options	—	19	121	—	—	—	121
Cancellation of shares	—	(20)	—	—	—	—	—
Cash dividends paid	—	—	—	—	(2,161)	—	(2,161)

Balance, December 31, 2004	80,000	13,495	39,308	7,342	71,005	56	117,711
Net income	—	—	—	—	12,189	—	12,189

Other comprehensive income, net of income taxes of ($309)
Unrealized gain on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	598	598

Other comprehensive income							598

Comprehensive income							12,787
Income tax benefit from stock options	—	—	—	402	—	—	402
Issuances of stock	—	6	79	—	—	—	79
Exercise of stock options	—	253	2,028	—	—	—	2,028
Cancellation of shares	—	(18)	(219)	—	—	—	(219)
Cash dividends paid	—	—	—	—	(3,289)	—	(3,289)

Balance, December 31, 2005	80,000	13,736	41,196	7,744	79,905	654	129,499
Net income	—	—	—	—	19,281	—	19,281

Other comprehensive income, net of income taxes of $343
Unrealized loss on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	(489)	(489)

Other comprehensive income							(489)

Comprehensive income							18,792
Income tax benefit from stock options	—	—	—	346	—	—	346
Issuances of stock	—	4	78	—	—	—	78
Exercise of stock options	—	223	1,905	—	—	—	1,905
Stock option expense	—	—	—	534	—	—	534
Cash dividends paid	—	—	—	—	(5,283)	—	(5,283)

Balance, December 31, 2006	80,000	13,963	$43,179	$8,624	$93,903	$165	$145,871

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2005 and 2006

(In Thousands)

	2004	2005	2006
OPERATING ACTIVITIES:
Net income	$11,797	$12,189	$19,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,450	30,720	32,220
Landfill accretion expense	636	414	824
Amortization of debt issuance costs	744	967	513
Asset impairment	1,707	143	223
Gain on sale of property and equipment and other assets	(1,274)	(1,374)	(1,189)
Gain on sale of collection and disposal operations	(3,482)	(184)	(2,282)
Stock compensation expense	48	79	612
Deferred income taxes	2,525	332	2,381
Change in fair value of commodity hedges	—	(397)	644
Provision for doubtful accounts	3,687	2,091	1,557
Changes in operating assets and liabilities, net of effects from acquisition and disposition of related businesses:
Receivables	(2,508)	(7,452)	(2,326)
Prepaid expenses and other current assets	110	1,317	2,074
Other assets	(815)	1,151	(305)
Accounts payable and accrued liabilities	4,378	4,530	(6,245)
Deferred revenue and other liabilities	(519)	1,844	(2,916)

Net cash provided by operating activities	46,484	46,370	45,066

INVESTING ACTIVITIES:
Acquisitions of related business, net of cash acquired	(21,785)	(31,937)	(6,190)
Purchases of property and equipment	(32,199)	(34,264)	(41,154)
Proceeds from sale of property and equipment and other assets	3,220	3,415	2,209
Proceeds from sale of collection and disposal operations	17,694	7,988	16,354
Other	(1,140)	(182)	(907)

Net cash used in investing activities	(34,210)	(54,980)	(29,688)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	19,010	47,697	44,000
Principal payments of long-term debt	(30,727)	(38,416)	(55,245)
Payment of dividends	(2,161)	(3,289)	(5,283)
Principal payments of capital lease obligations	(160)	(212)	(441)
Financing costs	(39)	(68)	(579)
Excess tax benefit from stock option exercises	—	—	346
Net proceeds from exercise of stock options	121	2,028	1,905

Net cash (used in) provided by financing activities	(13,956)	7,740	(15,297)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,682)	(870)	81
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,127	2,445	1,575

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,445	$1,575	$1,656

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2005 and 2006

(Dollars In Thousands)

	2004	2005	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$9,203	$9,517	$9,042

Cash paid for income taxes	$5,309	$3,863	$18,383

Supplemental Schedule of Noncash Transactions—

During 2004, 2005 and 2006, the Company acquired approximately $383, $561 and $55, respectively, of fixed assets by entering into capital lease arrangements.

As of December 31, 2005 and 2006, approximately $4,245 and $1,011 of fixed asset additions were included in accounts payable, respectively.

During 2005, the Company sold an insurance policy in exchange for 17,617 shares of the Company’s common stock with a fair value of approximately $219 (See Note 11).

During 2006, the Company financed insurance premiums of approximately $3,915 and recorded prepaid insurance with an offsetting note payable for that amount.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Business Operations—Waste Industries USA, Inc. (the “Company”) is a regional solid waste services company providing solid waste collection, transfer, recycling, processing and disposal services to customers in North Carolina, South Carolina, Georgia, Mississippi, Tennessee, and Virginia.

Basis of Presentation—The Company’s consolidated financial statements include its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Significant Accounting Policies —The significant accounting policies are summarized below:

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

c. Allowance for Doubtful Accounts— The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimated allowance for doubtful accounts is based upon historical collection trends, type of customer, such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The allowance for doubtful accounts was $1.6 million and $1.8 million at December 31, 2005 and 2006, respectively. In addition, the Company reserved approximately $1.2 million and $0.4 million related to one customer at December 31, 2005 and 2006, respectively.

If the financial condition of the Company’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

d. Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risks consist primarily of accounts receivable. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base. No single customer accounted for more than 4.0% of revenues in 2004, 2005 and 2006. One customer accounted for approximately 5% and 6% of the net accounts receivable balance as of December 31, 2005 and 2006, respectively. The Company does not believe that the loss of any single customer would have a material adverse effect on its results of operations or financial position.

e. Spare parts, supplies, and fuel inventories— Inventories consist of operating materials and supplies held for use and are stated at the lower of cost or market.

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

Landfill permitting, acquisition and preparation costs are amortized using a units-of-consumption method as permitted airspace of the landfill is consumed. In some circumstances, the Company includes airspace that is not currently permitted but is part of an expansion effort in its estimate of available airspace. To do so, the following criteria must be met:

•	the land where the expansion is being sought is contiguous to the current disposal site, and is either owned by the Company or the property is under an option, purchase, operating or other agreement;

•	total development costs, final capping costs, and closure/post-closure costs have been determined;

•	internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial operational impact;

•	internal or external personnel are actively working to obtain the necessary approvals to obtain the landfill expansion permit;

•

obtaining the expansion is considered probable. For a pursued expansion to be considered probable, there must be no significant, known technical, legal, community, business, or political restrictions or similar issues existing that could impair the success of the expansion; and,

•	the land where the expansion is being sought has the proper zoning or proper zoning can readily be obtained.

Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. Interest capitalized for the years ended December 31, 2004, 2005 and 2006 was $125,000, $759,000, and $968,000, respectively. In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfills permitted and probable to be permitted capacity. Units-of-consumption amortization rates are determined annually. The rates are determined by management based on estimates provided by the Company’s internal and third party engineers, and consider the information provided by surveys which are performed at least annually.

Direct costs related to the development of specific landfill sites are capitalized if the land on which the site is being developed is either owned by the Company or is under an option, purchase, operating or other agreement and it is probable that the Company will obtain the required permits to operate the landfill. Indirect costs are expensed as incurred.

Management routinely reviews its investment in operating landfills to determine whether the costs of these investments are realizable. Judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of the Company’s landfills.

The costs of maintenance and repairs are expensed as incurred. Improvements and betterments that add new functionality or extend the useful life of the asset are capitalized.

g. Intangible Assets— Intangible assets primarily consist of goodwill (indefinite life), customer lists (definite life) and noncompete agreements (definite life) acquired in business combinations.

The Company operates as one reporting unit based on its current reporting structure. The Company performs an annual goodwill impairment test. At least quarterly, the Company analyzes whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment charges are recognized as operating expenses. The Company’s annual assessment date is July 31. The Company completed its annual impairment test as of July 31, 2006 and determined that there was no goodwill impairment.

WASTE INDUSTRIES USA. INC

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

The Company enters into commodity contracts to hedge its cash received from the sale of old corrugated cardboard (“OCC”). The OCC contracts are not currently designated as accounting hedges so the Company is required to recognize changes in the fair value of the commodity contracts within its consolidated statements of operations.

The Company has used heating oil option agreements to manage a portion of its exposure to fluctuations in diesel fuel oil prices. The fuel contracts are not currently designated as accounting hedges so the Company is required to recognize changes in the fair value of the commodity contracts within its consolidated statements of operations.

k. Asset Impairment— The Company reviews long-lived assets for impairment on a market-by-market basis whenever events or changes in the circumstances indicate that the carrying amount of an asset might not be recoverable. If an evaluation is required, the projected future net cash flows on an undiscounted basis attributable to each market would be compared to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that market. If an impairment is indicated, the amount of the impairment is measured based on the fair value of the asset. The remaining useful lives are also evaluated to determine whether events and circumstances warrant revised estimates of such lives. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Impairment of certain intangible assets and operating equipment resulted in charges of approximately $0.3 million, $0.1 million, and $31,000 for the years ended December 31, 2004, 2005, and 2006, respectively. The 2004 and 2006 results also include asset impairment charges of $1.4 million and $0.2 million, respectively, related to the Company’s determination that certain landfill permitting efforts had a less than probable chance of success.

l. Self –Insurance Reserves— The Company assumes the risks for medical, dental, workers compensation and casualty insurance exposures up to certain loss thresholds set forth in separate insurance contracts. The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported. The insurance accruals are influenced by the Company’s actuarially determined past claims experience factors.

m. Earnings Per Share—Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share include the dilutive effect of stock options using the treasury stock method. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding that include, where appropriate, the assumed exercise of stock options.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share for the years ended December 31, 2004, 2005 and 2006 is calculated as follows (in thousands, except per share amounts):

	2004	2005	2006
Numerator:
Net income	$11,797	$12,189	$19,281

Denominator:
Denominator for basic earnings per share	13,497	13,661	13,871
Effect of dilutive securities - options to purchase common stock	168	160	172

Denominator for diluted earnings per share	13,665	13,821	14,043

Basic earnings per share	$0.87	$0.89	$1.39

Diluted earnings per share	$0.86	$0.88	$1.37

Antidilutive options to purchase common stock not included in the earnings per share calculation	111	192	34

n. Dividends—The Company paid semi-annual cash dividends in 2004, three dividends in 2005, and quarterly dividends in 2006. The Company intends to pay dividends when sufficient cash is available to effect the dividend without impeding the Company’s ability to pay its debts as they become due in the usual course of business. See Note 9 for restrictions on payment of dividends.

o. Stock-Based Compensation— Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) requiring that compensation costs relating to share-based payment awards made to employees and directors be recognized in the financial statements. The principal awards issued under the Company’s stock-based compensation plans, which are described in Note 14, “Stock-Based Compensation Plans” include incentive stock options, non-qualified stock options and common stock. The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the company’s consolidated statements of operations.

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

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. The Company did not generally recognize stock option expense in its consolidated statements of operations.

As a result of the adoption of SFAS No. 123R on January 1, 2006, the Company’s results for the year ended December 31, 2006 include stock-based compensation expense relating to stock options of approximately $0.5 million (earnings per share of $.02 basic and diluted). This expense is included within selling, general, and administrative expenses on the consolidated statements of operations and relates primarily to unvested options granted prior to the January 1, 2006 date of adoption of SFAS No. 123R. These pre-adoption stock options are primarily incentive stock options and typically vest over a period of four years with a five-year contractual life. Cash dividends are not paid on unexercised options.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net income per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 in the years prior to the adoption of SFAS No. 123R (in thousands, except per share data):

	2004	2005
Net Income:
As reported	$11,797	$12,189
Deduct - total stock-based compensation determined under fair value based method for all awards	467	555

Pro forma	$11,330	$11,634

Earnings Per Share:
Basic:
As reported	$0.87	$0.89
Pro forma	$0.84	$0.85
Diluted:
As reported	$0.86	$0.88
Pro forma	$0.83	$0.84

The per share fair value of options granted under the Stock Option Plan during 2004, 2005 and 2006 was estimated using the Black-Scholes option-pricing model and the following assumptions:

	2004	2005	2006
Weighted-average grant date fair value of options granted	$3.90	$4.50	$5.78
Weighted-average expected lives (years)	5.00	5.00	3.50
Risk-free interest rate	3.74%	3.91%	4.84%
Expected dividend yield	1.49%	2.30%	2.00%
Volatility	42.19%	39.78%	37.00%

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

p. Revenue Recognition and Deferred Revenue—The Company recognizes collection, transfer, recycling and disposal revenues when persuasive evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collection is reasonably assured. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. Commercial and industrial services and certain residential services are provided under 1 to 5 year contracts. Revenue under these contracts is recognized when services are provided, as the Company believes this is the best indicator of performance of the contractual obligation. The Company recognizes revenue related to contractual price increases based on fluctuations in CPI or other indices when the price increases become effective. Certain contracts limit the Company’s ability to pass on price increases to its customers. If circumstances arise that may impact the profitability of a contract, the contract is examined at that time. If the Company determines that a loss will result from the performance of such a contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made. Revenues from the sale of recycled materials and equipment are recognized upon delivery.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of revenue are as follows (in millions):

	2004	2005	2006
Collection:
Residential	$56.6	$66.9	$74.9
Commercial	76.7	83.9	91.6
Industrial	86.6	86.2	89.9
Disposal and transfer	40.4	44.3	46.3
Other	21.3	23.8	24.8

Total revenue	$281.6	$305.1	$327.5

q. Segment Information—The Company has determined that it operates in one reportable segment representing the collection, transfer, recycling, and disposal of non-hazardous solid waste in the Southeastern United States as the Company’s chief operating decision maker regularly reviews operating results on a consolidated basis in deciding how to allocate resources and in assessing operating performance.

r. Income Taxes—Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future income tax consequences attributable to temporary differences between financial statement carrying values and the income tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in the accompanying consolidated statements of operations in the period that includes the enactment date.

s. New Accounting Pronouncements— In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). In practice, some companies currently use the “rollover” method, which focuses on the impact of a misstatement on the income statement. Other companies use the “iron curtain” method, which focuses on the impact of a misstatement on the balance sheet. SAB 108 requires companies to use a “dual approach” in quantifying financial statement misstatements. If an error is determined to be material under either approach, the financial statements must be adjusted. SAB 108 also provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for the Company at December 31, 2006. The implementation of SAB 108 did not have an effect on the Company’s financial position or results of operations, and did not require an adjustment to beginning retained earnings as permitted by SAB 108.

t. New Accounting Pronouncements Not Yet Adopted- In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force, or EITF, No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company believes that adoption of EITF 06-3 will not have a material impact on the Company’s financial statements. Currently, sales taxes are shown on a net basis and other taxes and fees are shown on a gross basis.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

u. Presentation— Certain 2004 and 2005 financial statement amounts have been reclassified to conform to the 2006 presentation. The years ended December 31, 2004 and 2005 have been restated to reflect the results of operations classified as discontinued in 2006.

v. Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The fair value of the Company’s two fixed rate term facilities with Prudential Insurance Company of America, using an estimate of interest rates currently available to the Company, was $18.0 million at December 31, 2006. The carrying value of these two term facilities was $17.9 million at December 31, 2006. Carrying amounts of the Company’s revolving credit facility, bonds and other installment notes payable approximate fair value because interest rates are primarily variable and, accordingly, approximate current market rates.

w. Allocation of Acquisition Purchase Price – Acquisition purchase price is allocated to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination.

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

From time to time, the Company consummates acquisitions in which it exchanges operations it owns for operations owned by another solid waste company. These exchange transactions require the Company to estimate the fair market value of either the operations it receives or the operations it disposes of, whichever is more clearly evident. To the extent that the fair market value of the operations it disposes of differs from the fair market value of the operations it obtains, cash is either remitted or received to offset the difference in fair market values. In 2004, the Company completed an exchange transaction in which it acquired operations of another solid waste company in Georgia for operations in Tennessee and Mississippi, resulting in a pre-tax gain of approximately $3.5 million. In 2005, the Company completed a simultaneous purchase and sale transaction in which the Company acquired operations of another solid waste company in Georgia and sold some of its operations in Georgia, resulting in a pre-tax gain of approximately $0.6 million. In 2006, the Company did not execute any purchase and sale transactions.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company’s growth strategy is to seek out accretive acquisitions of solid waste collection and disposal companies and customers in existing and adjacent markets to “tuck in” and integrate into already established branch facilities. In addition, the Company continues to pursue solid waste collection companies and customers in new markets and landfill opportunities in appropriate circumstances.

During 2005, the Company completed 14 acquisitions for a total of $31.9 million, net of cash acquired, funded primarily with cash provided by operating activities and borrowings under the Company’s revolving credit facility and with $8.0 million in proceeds received from the simultaneous sale of a portion of the Company’s operations to the same party. During 2006, the Company completed 8 acquisitions for a total of $6.2 million, net of cash acquired, funded primarily with cash received from the sale of discontinued operations.

The results of these operations have been included in the consolidated financial statements since the acquisition date and are consistent with the Company’s strategy to improve internalization of waste into existing landfills and expand its presence in certain markets.

In accordance with SFAS No. 141, Business Combinations, the purchase price of each acquisition has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. Certain of these purchase price allocations pertaining to 2006 acquisitions are preliminary estimates, based on available information and certain assumptions that management believes are reasonable. Accordingly, these purchase price allocations are subject to finalization. In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets, historical demand and estimates of future demand for its services.

As of December 31, 2006, the recorded purchase price allocation for these acquisitions was as follows (in thousands):

	2005	2006
Tangible assets (liabilities) acquired at fair value:
Accounts receivable	$1,851	$318
Property and equipment	10,036	1,581
Deferred revenue and other liabilities	(1,624)	(469)

Total net tangible assets acquired	10,263	1,430

Intangible assets acquired at fair value:
Customer lists	5,892	919
Noncompete agreements	211	42
Goodwill	16,445	4,071

Total net assets, acquired at fair value	32,811	6,462

Amount of purchase price withheld	(874)	(272)

Cash paid for acquisitions	$31,937	$6,190

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma results of operations assume the transactions described above occurred as the beginning of the period presented (in thousands except per share data):

	2004	2005	2006
Total revenues	$315,775	$320,990	$328,873
Operating income	32,853	31,601	40,724

Income from continuing operations	13,367	12,569	17,088
Income from discontinued operations	548	639	2,292

Net income	$13,915	$13,208	$19,380

Earnings per common share:
Basic:
Income from continuing operations	$0.99	$0.92	$1.23
Income from discontinued operations	0.04	0.05	0.17

Net income	$1.03	$0.97	$1.40

Diluted:
Income from continuing operations	$0.98	$0.91	$1.22
Income from discontinued operations	0.04	0.05	0.16

Net income	$1.02	$0.96	$1.38

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future operating results.

As of December 31, 2006, the Company had two acquisitions for which purchase price allocations were not yet finalized. The Company believes that the potential changes to the purchase price allocations would not have a material impact on its financial condition, results of operations, or cash flows.

Dispositions

In the second and fourth quarters of 2005, the Company disposed of certain hauling and transfer operations in the Atlanta, Georgia market for approximately $8.0 million. The operations were disposed of to allow the Company to purchase operations in our existing markets which is more consistent with its overall strategy to internalize waste, reduce administrative costs, and gain route efficiencies wherever available.

In the second quarter of 2006, the Company sold a landfill operation in Jacksonville, Florida for approximately $16.2 million. In the second quarter of 2006, the Company disposed of certain hauling operations in the Atlanta, Georgia market for approximately $0.2 million. The operations were disposed of to allow the Company to purchase operations in its existing markets which is more consistent with its overall strategy to internalize waste, reduce administrative costs, and gain route efficiencies where available.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the years ended December 31, 2005 and 2006, the net assets and liabilities disposed of were as follows (in thousands):

	2005	2006
Disposed assets:
Accounts receivable	$184	$561
Property and equipment	1,969	8,653
Inventories and other assets	27	41
Goodwill, net	5,894	3,762
Other intangibles, net	280	—

Total net assets disposed of	8,354	13,017

Disposed liabilities:
Deferred revenue	(981)	(50)
Other liabilities	70	(523)

Total net assets and liabilities disposed of	$7,443	$12,444

Portions of these disposed operations were in operation during the years ended December 31, 2004, 2005, and 2006, and, consequently, the results of those operations less applicable income taxes were reported as a separate component of income from discontinued operations (in thousands):

	2004	2005	2006
Revenues	$10,155	$10,144	$1,520
Operating expenses:
Cost of operations	7,582	7,787	1,277
Selling, general and administrative	696	772	100
Depreciation and amortization	1,008	813	127

Income before income taxes	869	772	16
Income tax provision	321	318	6

Income from discontinued operations prior to sale (net of income taxes)	$548	$454	$10

In conjunction with its 2005 dispositions, the Company recognized gains on disposal of the assets and operations totaling approximately $0.2 million, net of income taxes of $0.3 million. In conjunction with its 2006 dispositions, the Company recognized gains on disposal of the assets and operations totaling approximately $2.3 million, net of income taxes of $1.6 million. These gains are shown as a separate component of income from discontinued operations.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005 and 2006 (in thousands):

	2005	2006
Land, land improvements and buildings	$44,801	$44,613
Landfills and associated land	123,570	129,928
Machinery and equipment	18,140	15,838
Containers	102,047	106,994
Collection vehicles	107,783	111,520
Furniture, fixtures, and office equipment	7,460	6,100
Construction in progress	501	421

Total property and equipment	404,302	415,414
Less accumulated depreciation	(187,912)	(197,375)

Property and equipment, net	$216,390	$218,039

Construction in progress includes equipment not placed in service at year-end. Landfills and associated land includes land held for development, representing various landfill properties under development with an aggregate cost of approximately $19.0 million and $14.9 million for the periods ended December 31, 2005 and 2006, respectively, which will not be amortized until placed in service.

Depreciation expense (including software amortization) for the years ended December 31, 2004, 2005 and 2006 was approximately $23.7 million, $23.8 million and $22.9 million, respectively. Depreciation expense includes depreciation on assets under capital leases. Landfill amortization expense was approximately $5.0 million, $5.0 million, and $7.0 million for the years ended December 31, 2004, 2005 and 2006, respectively. Included in depreciation and amortization expense for the year ended December 31, 2006 were favorable adjustments of approximately $0.9 million, or $0.04 per share, related to a change in estimated lives and salvage values of certain collection vehicles and approximately $0.4 million, or $0.02 per share, in additional landfill amortization resulting from the Company’s periodic evaluation of asset retirement obligations.

4.	INTANGIBLE ASSETS

Intangible assets consist of goodwill, customer lists, transfer station permits and noncompete agreements acquired in business combinations. Intangible assets are presented net of accumulated amortization, if applicable.

The following table summarizes the activity related to goodwill as of December 31, 2005 and 2006 (in thousands):

	2005	2006
Beginning balance as of January 1,	$87,902	$97,115
Acquisitions	16,445	4,071
Adjustments to prior purchase price allocations	(1,338)	138
Dispositions	(5,894)	(3,762)

Ending balance as of December 31,	$97,115	$97,562

The Company performs an annual impairment test. At least quarterly, the Company also analyzes whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, performs a goodwill impairment test between annual dates. Impairment adjustments are recognized as an operating expense. The Company’s annual assessment date is July 31. The Company completed its annual impairment test as of July 31, 2006 and determined that there was no goodwill impairment.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consisted of the following as of December 31, 2005 and 2006 (in thousands):

	2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$11,070	$2,730	$8,340
Noncompete agreements	540	138	402
Transfer station permits	78	10	68

	$11,688	$2,878	$8,810

	2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$11,933	$4,931	$7,002
Noncompete agreements	582	253	329
Transfer station permits	78	21	57

	$12,593	$5,205	$7,388

Amortization expense for other intangible assets was $0.8 million, $1.8 million and $2.3 million for 2004, 2005 and 2006, respectively. The amortization period for customer lists and noncompete agreements is 5 to 10 years. The weighted average amortization period for customer lists and noncompete agreements is 7.5 years and 5.0 years, respectively.

Estimated future amortization expense associated with other intangible assets at December 31, 2006 is as follows (in thousands):

Year	Amortization Expense
2007	$2,035
2008	1,553
2009	1,326
2010	1,004
2011	685
Thereafter	785

Total	$7,388

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2005 and 2006 (in thousands):

	2005	2006
Credit Facilities:
Term facilities	$28,571	$17,857
Revolving credit facility	97,000	99,000
Bonds	40,355	40,355
Other	19	—

Total long-term debt	165,945	157,212
Less current maturities	(10,733)	(7,143)

Long-term debt, net of current maturities	$155,212	$150,069

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

Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the revolver. The amended revolver bears interest at a rate per annum equal to, at the Company’s option, either a Bank of America base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company’s funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0% to 1.0% for base rate borrowings and 1.25% to 2.5% for Eurodollar rate borrowings. The revolver, before and after amendment, requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, and limits on capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2005 and 2006. The revolver also requires the lenders’ approval of acquisitions in some circumstances.

The average interest rate on outstanding borrowings under the revolver was approximately 6.4% and 6.9% at December 31, 2005 and 2006, respectively. Availability was approximately $41.1 million under the revolver as of December 31, 2006 after consideration of outstanding letters of credit.

The Company utilizes cash flow hedge agreements to manage a portion of its risks related to fluctuations in interest rates for the revolving credit facility. In March 2004, the Company entered into interest rate swaps to hedge notional debt value of $40.0 million. These swaps are in effect for the period November 2004 through February 9, 2007 with fixed interest rates of 2.7%.

Term Facility

The Company has two $25.0 million term facilities with Prudential, of which $17.9 million in the aggregate was outstanding as of December 31, 2006. Principal repayments are due annually on each of the facilities. The Prudential facilities require the Company to maintain financial covenants, such as minimum net worth, and limit its capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2005 and 2006. Interest on the two Prudential facilities is paid quarterly, based on fixed rates for the two facilities of 7.21% and 7.09%, respectively. Prior to the final scheduled payment in April 2006, the Company had a third $25 million term facility at 7.53% with Prudential.

Bonds

The Company entered into a $9.5 million variable rate bond with Sampson County, North Carolina on September 10, 2003 for the funding of expansion at its landfill in that county. This bond expires in 2023 and is in addition to the Company’s pre-existing $30.9 million Sampson facility, which expires in 2020. Both facilities are backed by a letter of credit issued by Wachovia Bank N.A. as a participating lender under the revolver. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 5.6% and 5.5% at December 31, 2005 and 2006, respectively.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual aggregate principal maturities at December 31, 2006 were as follows (in thousands):

2007	$7,143
2008	7,143
2009	102,571
2010	—
2011	—
Thereafter	40,355

Total	$157,212

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was $166.5 million and $157.3 million at December 31, 2005 and 2006, respectively.

6.	LEASES

The Company leases certain property and equipment under both capital and operating leases. Gross property and equipment recorded under capital leases was approximately $1.0 million at December 31, 2005 and 2006. The related accumulated amortization was approximately $72,000 and $155,000 at December 31, 2005 and 2006, respectively.

Future minimum lease payments as of December 31, 2006 for capital and operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

	Capital Leases	Operating Leases	Total
2007	$214	$2,272	$2,486
2008	181	1,600	1,781
2009	8	894	902
2010	8	133	141
2011	—	87	87
Thereafter	—	2,142	2,142

Total minimum lease payments	$411	$7,128	$7,539

Less amount representing interest	(63)

Less current portion	(168)

Long term capital lease obligation	$180

The total rental expense for all operating leases and short-term rental agreements for the years ended December 31, 2004, 2005 and 2006 is as follows (in thousands):

	2004	2005	2006
Buildings and sites	$2,019	$2,037	$1,583
Trucks and equipment	1,945	1,724	1,820

Total	$3,964	$3,761	$3,403

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	LANDFILLS

As of December 31, 2006, the Company owned or operated under life-of-site operating agreements 9 landfills with total available disposal capacity of approximately 116.5 million cubic yards. Total available disposal capacity includes estimated permitted airspace plus an estimate of the expansion airspace that the Company believes has a probable likelihood of being permitted.

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

The Company records the estimated fair value of final capping, closure and post-closure obligations for its landfills based on each landfill’s capacity that has been consumed through the current period. This liability and corresponding asset is accrued on a per-ton basis. Capping obligations generally involve the installation of flexible membrane and geosynthetic clay liners, drainage and compacted soil layers, and topsoil over portions of the landfill where total airspace has been consumed. The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill. Additionally, the estimated fair value of total final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Closure and post-closure accruals consider estimates for methane gas control, leachate management and ground-water monitoring and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to 30 years after final site closure. Daily maintenance activities, which include many of these costs, are incurred during the operating life of the landfill and are expensed as incurred. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill cap; fence and road maintenance; and third party inspection and reporting costs. For purchased disposal sites, the Company assesses and records present value-based final capping, closure and post-closure obligations at the time the Company assumes such responsibilities. Such liabilities are based on the estimated final capping, closure and post-closure costs and the percentage of airspace consumed related to such obligations as of the date the Company assumed the responsibility. Thereafter, the Company accounts for the landfill and related final capping, closure and post-closure obligations consistent with the policy described above.

WASTE INDUSTRIES USA. INC

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

Assets and liabilities associated with final capping, closure and post-closure costs consisted of the following at December 31, 2005 and 2006 (in thousands):

	2005	2006
Landfill assets	$123,570	$129,928
Accumulated landfill airspace amortization	(25,459)	(30,146)

Net landfill assets	$98,111	$99,782

	2005	2006
Final capping	$6,181	$6,556
Closure/post-closure	599	546

Total liabilities	$6,780	$7,102

Current portion	$3,030	$755
Long term	3,750	6,347

Total liabilities	$6,780	$7,102

The changes to landfill liabilities were as follows for the years ended December 31, 2005 and 2006 (in thousands):

	2005	2006
Beginning balance	$5,272	$6,780
Obligations incurred	1,036	983
Obligations settled	(682)	(1,491)
Interest accretion	414	824
Change in estimate	740	529
Discontinued operations (see Note 2)	—	(523)

Ending balance	$6,780	$7,102

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INCOME TAXES

The balances of deferred income tax assets and liabilities at December 31, 2005 and 2006 were as follows (in thousands):

	2005	2006
Current deferred income tax assets (liabilities) relate to:
Allowance for bad debts	$1,209	$1,057
Accrued vacation	377	441
Interest rate swap agreements	(502)	(32)
Other accruals not currently deductible	343	739
Prepaid expenses	(127)	(418)
State operating loss carryforwards	224	—

Net current deferred income tax assets	$1,524	$1,787

Noncurrent deferred income tax assets (liabilities) relate to:
Basis and depreciation differences - fixed assets	$(17,859)	$(18,650)
Basis and depreciation differences - intangibles	(4,480)	(5,271)
State operating loss carryforwards	—	278
Deferred compensation and other	—	130

Net noncurrent deferred tax liabilities	$(22,339)	$(23,513)

At December 31, 2006, the Company had unused state NOL carryforwards of approximately $5.6 million for which $5,000 will expire in 2007, $17,000 will expire in 2008, and $5.5 million will expire in 2010 and beyond. The Company has established a valuation allowance in the amount $1,000 for certain state NOL carryforwards expiring in 2007 and 2008.

The components of income tax expense for the years ended December 31, 2004, 2005 and 2006 were as follows (in thousands):

	2004	2005	2006
Income tax expense attributable to continuing operations:
Federal	$3,055	$6,883	$10,311
State	1,008	410	1,724

Total current income taxes	4,063	7,293	12,035
Provision for deferred income taxes	2,525	499	2,381
Total	$6,588	$7,792	$14,416

The following is a reconciliation of income taxes at the Federal statutory rate (34% for 2004, 35% for 2005, 35% for 2006) to actual income tax expense attributable to continuing operations recorded for each of the three years in the period ended December 31, 2006 (in thousands):

	2004	2005	2006
Federal tax at the statutory rate	$6,007	$6,749	$10,992
State income taxes, net of federal tax benefit	690	537	3,114
Change in valuation allowance	—	—	1
Other	—	660	106
Other permanent items, net	(109)	(154)	203

Total	$6,588	$7,792	$14,416

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accrued an additional current state tax liability of $0.4 million in 2004 related to tax credits taken in prior years. The State of North Carolina disallowed certain credits that were approved by the State Department of Commerce in prior years. The Company paid these amounts in 2005. In 2005 and 2006, the Company increased its current state tax liability by approximately $0.3 million and $0.1 million, respectively, related to uncertain tax positions.

9.	SHAREHOLDERS’ EQUITY

During 2004, 2005 and 2006, the Company issued 4,266 shares, 5,649 shares and 3,698 shares, respectively, of Company common stock with a fair value of approximately $48,000, $79,000 and $78,000, respectively, as partial compensation paid to directors.

During 2004, 2005 and 2006, stock options totaling 18,201, 253,277 and 222,733 shares were exercised with net proceeds of approximately $0.1 million, $2.0 million, and $1.9 million, respectively. In connection with the exercise of the options in 2004, 2005 and 2006, the Company recorded an income tax benefit of approximately $0, $0.4 million and $0.3 million respectively, as an increase to paid in capital.

In 2005, the Company’s Chairman, Lonnie C. Poole, Jr., purchased two life insurance policies which were previously assigned to the Company in connection with the settlement of prior loans. To purchase one of the policies, Mr. Poole transferred to the Company 17,617 shares of the Company’s common stock with an approximate value of $0.2 and the Company subsequently cancelled such shares.

The Company paid dividends of $0.08 per share in June 2004 and December 2004. The Company paid dividends of $0.08 per share in June 2005, August 2005 and December 2005. The Company paid dividends of $0.09 per share in April 2006 and May 2006. The Company paid dividends of $0.10 per share in August 2006 and December 2006.

Under the Company’s amended revolving bank facility, the payment of cash dividends is limited to 50% of the trailing 12 months’ net income. Additionally, the Company must meet financial covenants contained in the facility, including covenants relating to minimum net worth and maximum levels of capital expenditures and indebtedness. If the Company is not in compliance with these covenants, or otherwise is in default under the facility, it would not be able to pay cash dividends.

10.	DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME (LOSS)

Interest Rate Swaps

The Company utilizes cash flow hedge agreements to manage a portion of its risks related to fluctuations in interest rates. In March 2004, the Company entered into interest rate swaps to hedge notional debt values of $30.0 million and $10.0 million, respectively. These swaps are in effect for the period November 2004 through February 9, 2007 with fixed interest rates of 2.7%.

The Company measures effectiveness of the interest rate swaps by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s credit facility using the change in variable cash flow method. To the

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in the consolidated statements of operations as interest expense. The interest rate swaps were fully effective during the years ended December 31, 2004, 2005 and 2006.

The fair value of the Company’s interest rate swap agreements represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreements taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. The fair value of the interest rate swap agreements represented an asset of approximately $1.0 million and $0.3 million at December 31, 2005 and 2006, respectively. In 2004, 2005, and 2006, the Company had no reclassification adjustments for net charges included in net income, as all changes in the fair value of the contracts were reflected as adjustments to other comprehensive income, net of taxes.

In 2004, the Company recognized $1.5 million in additional interest expense related to the interest rate swap agreements within its consolidated statements of operations. In 2005 and 2006, the Company recognized approximately $0.1 million and $0.9 million, respectively, in reduced interest expense related to the interest rate swap agreements within its consolidated statements of income. The current interest rate swap agreements expire on February 9, 2007 and the Company estimates that it will reclassify approximately $0.3 million in gains on cash flow hedges within net operating results in its 2007 consolidated statements of operations.

Commodity Contracts

The Company enters into commodity contracts to hedge its cash received from the sale of old corrugated cardboard (“OCC”). The notional amounts hedged under these agreements represent approximately 43% of the Company’s expected volume for 2007. The fair value of the Company’s commodity contracts was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity contracts, taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity agreements represented an asset of approximately $0.4 million and a liability of $0.2 million at December 31, 2005 and December 31, 2006, respectively. The Company recognized $0.1 million of expense for changes in the fair value of the OCC contracts within other comprehensive income in the year ended December 31, 2004. In 2005 and 2006, the OCC contracts were not designated as accounting hedges. The Company recognized $0.3 million of gain and $0.6 million of loss as service revenue for changes in the fair value of the OCC contracts within its consolidated statements of operations for the years ended December 31, 2005 and 2006, respectively.

The Company has used heating oil option agreements to manage a portion of its exposure to fluctuations in diesel fuel oil prices. To date, such agreements have not been significant to the Company’s financial condition and results of operations. The fair value of the Company’s fuel commodity contract was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity contracts, taking into consideration the difference between the contract value of the fuel volume and values currently quoted for agreements of similar term and maturity. The fair value of the agreement represented an asset of approximately $54,000 and $2,000 at December 31, 2005 and 2006, respectively. The Company recognized $0, $0.2 million and $0.3 million in income for changes in the fair value of the fuel contract within its consolidated statements of operations for the years ended December 31, 2004, 2005, and 2006 respectively.

11.	RELATED PARTY TRANSACTIONS

Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, is a member of a limited liability company that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space. The lease was entered into in June 1999 with a term of 10 years. Rental expense related to this lease was approximately $509,000, $587,000, and $675,000 for the years ended 2004, 2005 and 2006, respectively, and is included in selling, general and administrative expenses. Management believes that the lease is on terms comparable to those with unrelated third parties.

Prior to June 2005, the Company provided office space and administrative services to a company owned by Lonnie C. Poole, Jr., the Company’s founder and Chairman of the Board of Directors. The amount billed for such services was $6,000 for the year ended 2004 and $2,000 for the year ended 2005. As of June 1, 2005, the Company no longer provides office space and administrative services to Mr. Poole’s company.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases aircraft from time to time from two companies, one owned by Lonnie C. Poole, Jr., the Company’s Chairman, and one owned in part by Lonnie C. Poole, III, the Company’s Vice President, Corporate Development. The amounts paid to these companies for rental of such aircraft for the years ended December 31, 2004, 2005 and 2006 were approximately $700, $1,400 and $5,300, respectively, to the company owned by Lonnie C. Poole, Jr., and $6,600, $50,000 and $16,000, respectively, to the company partly owned by Lonnie C. Poole, III. Management believes that the lease terms are comparable to those with unrelated third parties.

Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, Carole Poole, the wife of the Company’s Chairman, Lonnie C. Poole Jr., and Scott J. Poole, the son of Lonnie C. Poole, Jr., are members of a limited liability company that operates a fuel and convenience retail operation from which the Company from time to time has purchased fuel. The amount paid to this company for fuel for the years ended December 31, 2004, 2005 and 2006 was approximately $15,600, $600 and $0, respectively. Management believes the Company paid the same prices for the fuel as was paid to third parties. In 2006, the fuel and convenience retail operations were sold to various unrelated third parties.

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

In 1998, the Company was offered the opportunity to purchase two tracts of land that had potential as a regional solid waste disposal facility. The Company had been looking for a landfill site and this land was one of several sites the Company was considering. The owners of the land were unwilling to extend a purchase option for a period long enough to enable the Company to determine the feasibility of the site as a regional solid waste disposal facility and to obtain the necessary franchise from the county in which the landfill would be located and permits from the state in which the landfill would be located. The Company’s general practice is not to acquire property for which it does not have a plan for development in the short-term and for which it has not obtained, to the extent practicable, a site suitability determination and the necessary franchise and permits. Rather than forego this potential opportunity, management determined that it was in the Company’s best interest for an unrelated third party to purchase and hold the land until such time as the Company was able to develop a plan and obtain a site suitability determination and a franchise and permits for the landfill. After management was unable to identify a third party willing to undertake this endeavor in the very little time available, a limited liability company (“LLC”) owned by a trust controlled by Lonnie C. Poole, III, the Company’s Vice President, and Scott J. Poole, sons of Lonnie C. Poole, Jr., the Company’s Chairman of the Board of Directors, purchased the land in December 1998. This LLC was purchased by Lonnie C. Poole, Jr. in 2005. As is customary for the Company when evaluating disposal sites, the Company incurred normal engineering, legal, marketing, consulting and other due diligence expenses to determine site feasibility, but the Company had no obligation to purchase the site. These costs of acquiring and carrying the site were borne entirely by the LLC. The Company incurred no costs in 2005 or 2006. In June 2006, the Company entered into a 25-year contract with Wake County to build and operate a regional landfill in Holly Springs, North Carolina that is scheduled to open in late 2007. As a result, the Company does not need another location for a landfill in the greater Raleigh, North Carolina area for the foreseeable future and has informed the LLC that it is not interested in purchasing the property.

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

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

401(k) Profit Sharing And Retirement Plan—The Company has a 401(k) Savings and Retirement Plan and Trust for the benefit of its full-time employees who have more than one year of service and are over 21 years of age. Employee contributions made under this 401(k) pre-tax contribution plan are matched by the Company with certain restrictions. The Company’s matching contributions to the 401(k) plan were approximately $727,000, $867,000, and $906,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Contributions by the Company are included in operating costs and expenses in the accompanying consolidated statements of operations.

Self-insured Medical and Dental Plan—The Company has a self-insured plan for employee medical and dental benefits. The plan covers all full-time employees of the Company beginning on the 91st day of employment. The Company pays a portion of the expenses for its employees and their dependents and withholds from employees’ wages additional amounts to offset a portion of the cost of these benefits. As claims are processed, the third-party plan administrator requests reimbursement funds from the Company. The Company maintains stop loss coverage for the plan at $150,000 per claim, per year. The Company’s total costs relating to the plan (including premiums paid, claims paid, and fees) for the years ended December 31, 2004, 2005 and 2006 was approximately $5.9 million, $5.5 million and $5.2, respectively.

Deferred Compensation Plan – The Company has a deferred compensation plan available to key employees. For the period from 2000 to 2005, a participant could elect to defer up to $20,000 of annual cash compensation under the plan. Beginning in 2006, a participant may elect to defer up to 100% of annual cash compensation. The Company may increase the amount of the deferral credited under the plan by an amount that is based upon the deferral amount (the “matching amount”) and by an amount that is a percentage of compensation established by the Company (the “nonelective amount”). The combined Company match of 65% for compensation deferred into the deferred compensation plan and 401K plan may not exceed 6% of the participants’ compensation. The Company has not awarded a nonelective amount. Amounts deferred prior to 2006 are credited with a fixed rate of increase of 6% per year. Amounts deferred in 2006 and thereafter will be credited with a rate of increase at the same rate as the rate of earnings credited under a “rabbi trust” established by the Company. The amounts deferred by the participants are fully vested. The Company’s matching and nonelective amounts are vested at 20% after two years of service, with vesting of 20% each year thereafter. Payments will be made in an amount equal to the participant’s deferrals, matching amounts, and increases at a time elected by the participant in accordance with rules set by Section 409A of the Internal Revenue Code of 1986.

The Company recorded a deferred compensation liability of approximately $328,000 and $777,000 at December 31, 2005 and December 31, 2006, respectively.

Split Dollar Life Insurance Plan – From 2000 through 2005, the Company sponsored a split dollar life insurance plan available to key employees. The split dollar life insurance plan was discontinued effective December 31, 2005. Under the plan, the Company paid the premiums on the life insurance policies of the participating employees. The untaxed portions of the premium payments made by the Company were subject to repayment by the employees, which repayment was secured by a collateral assignment of the life insurance policies to the Company. No premiums were paid by the Company after 2005. At December 31, 2005, approximately $276,000 of untaxed advanced premiums relating to key employees were reflected on the Company’s consolidated balance sheets as current receivables. The $276,000 was repaid in 2006.

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

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Franchise Agreement, Black Bear has agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the Franchise Agreement. As a result, Black Bear is liable for the expenses of, and any damages or other awards ultimately determined against, those defendants. This arrangement has not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2006 nor is it expected to have a material impact on our future financial position, results of operations or liquidity.

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

The Franchise Agreement currently gives Black Bear until November 4, 2007 to open the landfill. Given the litigation brought by Chesapeake and passage of the moratorium, Black Bear recently sought a five-year extension on the November 4, 2007 date from the Camden County Board of Commissioners, in return for consideration to the County totaling $450,000. At its November 6, 2006 regular meeting, the Camden County Board of Commissioners voted to delay consideration of Black Bear’s requested extension. In February 2007, the Camden County Board of Commissioners voted against a motion to seek approval from the North Carolina General Assembly to put the extension request up for decision by a voter referendum. Black Bear intends to continue to seek an extension of the November 4, 2007 date. Should Black Bear fail to secure an extension and not have the landfill open by November 4, 2007, Camden County could take action to enforce its rights under the Franchise Agreement, including, without limitation, termination of the Franchise Agreement, curing the default or suing for damages, subject in all cases to Black Bear’s right to cure under the Franchise Agreement and other defenses available to it in law or equity. In the alternative, Black Bear and Camden County could re-negotiate the Franchise Agreement.

If the landfill is not developed, it would not have a material adverse impact on our cash flows; however, the Company may not recover all of its $12.0 million of capitalized costs (including approximately $8.2 million in land purchase costs), resulting in an impairment charge that could have a material adverse impact on our earnings. The landfill project and/or the Franchise Agreement may need to be modified to address issues raised in the Chesapeake litigation and legal and regulatory changes. The Company is continuing its efforts to develop the landfill and believes it is probable that the landfill project, as modified, will be permitted.

Other

The Company has unconditional purchase obligations for 2007 of approximately $0.8 million.

At December 31, 2005 and 2006, the Company had irrevocable letters of credit totaling approximately $58.1 million and $59.9 million, respectively. According to the terms of the $200 million Bank of America facility, the availability of funds on that facility is reduced by the outstanding borrowings and letters of credit. At December 31, 2005 and 2006, no amounts were drawn under the outstanding letters of credit.

14.	STOCK-BASED COMPENSATION PLANS

The Company has two types of stock-based compensation arrangements.

Stock Options

The Company has the 1997 Stock Plan (the “Stock Plan”) whereby a total of 1,800,000 shares of common stock are reserved for issuance under the Stock Plan. The Stock Plan provides for grants of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to employees (including officers and employee directors), and the Stock Plan provides for grants of non-statutory stock options to non-employee directors and consultants. The Stock Plan also allows for the grant of stock purchase rights. The Stock Plan is administered by the Compensation Committee of the Board of Directors. Stock options granted under the Stock Plan may be incentive stock options or non-statutory stock options and generally have a term of five years from the date of grant and vest over periods determined at the date of grant, typically

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

straight-line over four years. The exercise prices of the options are determined by the Company’s Board of Directors and will be at least 100% of the fair market value of the Company’s common stock on the date of grant. The Stock Plan will terminate in April 2007, unless terminated earlier by the Board of Directors.

The per share fair value of options granted under the Stock Plan during 2006 was estimated on the grant date using the Black-Scholes model using the following weighted average assumptions consistent with the requirements of SFAS No. 123R.

2006
Weighted-average grant date fair value of options granted	$5.78
Weighted-average expected lives (years)	3.5
Risk-free interest rate	4.84%
Expected dividend yield	2.00%
Volatility	37.00%

A summary of the status of the Stock Plan as of December 31, 2004, 2005 and 2006 and changes during the years ending on those dates is as follows:

	Shares	Weighted Average Exercise Price
Balance, January 1, 2004	615,136	$11.51
Granted	207,999	10.94
Forfeitures	(76,309)	13.74
Exercised	(18,201)	6.66

Balance, December 31 2004	728,625	9.09
Granted	136,380	14.19
Forfeitures	(27,330)	9.22
Exercised	(253,277)	8.01

Balance, December 31, 2005	584,398	10.74
Granted	90,468	21.82
Forfeitures	(26,939)	11.65
Expired	(6,285)	10.22
Exercised	(222,733)	8.55

Balance, December 31, 2006	418,909	$14.24

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2006	418,909	2.8	$14.24	$6,820

Vested and unvested expected to vest as of December 31, 2006	407,308	2.8	$14.28	$6,616

Exercisable at December 31, 2006	189,875	2.2	$12.43	$3,435

The following table summarizes certain information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Life (1)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.30-$10.72	144,378	1.7	$8.75	$3,143
$11.79-$16.78	134,063	3.1	13.68	2,257
$17.88-$23.12	140,468	3.6	20.41	1,420

	418,909	2.8	14.24	$6,820

	Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Life (1)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.30-$10.72	87,229	1.5	$8.21	$1,946
$11.79-$16.78	47,178	2.9	13.45	805
$17.88-$23.12	55,468	2.7	18.19	684

	189,875	2.2	12.43	$3,435

(1)	In years

As of December 31, 2006, there existed approximately $0.9 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.4 years.

The total intrinsic value of options exercised during the years ended December 31, 2004, 2005, and 2006 was approximately $0.1 million, $1.5 million and $2.6 million, respectively.

The Company primarily grants incentive stock options, which do not result in an income tax deduction to the Company unless a disqualifying disposition takes place. Consequently, no income tax benefit is recorded on incentive stock options as the options vest or are exercised unless the exercise is a disqualifying disposition. Prior to the adoption of SFAS No. 123R, the

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company presented all income tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statements of cash flows. SFAS No. 123R requires cash flows resulting from excess income tax benefits to be shown as part of cash flows from financing activities. The Company has elected to calculate its initial pool of excess tax benefits pursuant to the method described in FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

Cash received from option exercises for the years ended December 31, 2004, 2005 and 2006 was approximately $0.1 million, $2.0 million and $1.9 million, respectively, and is shown as financing cash inflows in the Company’s consolidated statements of cash flows.

As of December 31, 2006, the Company had approximately 0.3 million options available for future issuance under the Stock Plan. The Stock Plan will terminate in April 2007 for new grants.

Stock

The Company pays a portion of its directors’ fees with stock. Directors’ fees settled with stock are expensed as the service is performed. The number of shares available for settlement is based upon the closing price of the stock on the date of payment and the cash price of the services. For the years ended December 31, 2004, 2005 and 2006, the Company recognized approximately $48,000, $79,000 and $78,000, respectively, for the portion of directors’ fees settled in stock.

15.	MARKETABLE SECURITIES

Beginning in 2006, the Company purchased marketable securities and placed them in a “rabbi trust” for its deferred compensation plan (see Note 12). The marketable securities are classified as trading securities and their fair value is included in “Other noncurrent assets” in the Company’s consolidated balance sheet at December 31, 2006. Changes in the fair value of the assets are recorded as investment income or loss. Cash flows from purchases, sales and maturities of trading securities are reported within cash flows from operating activities. The Company recognized approximately $58,000 in unrealized gains within its consolidated statement of operations for 2006 for changes in fair value of these securities.

16.	SUBSEQUENT EVENTS

In January 2007, the Company acquired a hauling company in Georgia for approximately $5.0 million in cash to expand its presence in the Atlanta, GA market. Approximately $2.0 million of the $7.0 million purchase price was withheld at the time of closing to allow for asset and working capital valuations. The Company is in the process of allocating the purchase price to the assets acquired.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations as reported and restated for the effect of the discontinued operations (see Note 2):

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
	(In thousands, except per share data)
Total revenues:

2005 as reported	$72,027	$77,259	$82,877	$81,150
2005 as restated	68,227	$75,931	$81,348	$79,601

Gross profit:

2005 as reported	$23,557	$24,517	$26,382	$28,880
2005 as restated	22,868	$23,883	$26,021	$28,335

Income from continuing operations:

2005 as reported	$2,772	$2,142	$3,040	$4,170
2005 as restated	2,743	$1,906	$2,954	$3,947

Earnings from continuing operations per share:
Basic:

2005 as reported	$0.20	$0.16	$0.22	$0.30
2005 as restated	0.20	$0.14	$0.22	$0.29

Diluted:

2005 as reported	$0.20	$0.15	$0.22	$0.30
2005 as restated	0.20	$0.14	$0.21	$0.29

Net income:

2005 as reported	$2,772	$2,421	$3,040	$3,956
2005 as restated	2,772	$2,421	$3,040	$3,956

Earnings per share:
Basic:

2005 as reported	$0.20	$0.18	$0.22	$0.29
2005 as restated	0.20	$0.18	$0.22	$0.29

Diluted:

2005 as reported	$0.20	$0.17	$0.22	$0.29
2005 as restated	0.20	$0.17	$0.22	$0.29

Weighted average number of shares outstanding:
Basic

2005	13,538	13,675	13,706	13,723

Diluted

2005	13,774	13,853	13,852	13,871

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the unaudited consolidated quarterly results of operations as reported and restated for the effect of the discontinued operations (see Note 2):

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
	(In thousands, except per share data)
Total revenues:

2006 as reported	$79,227	$82,599	$84,681	$81,119
2006 as restated	79,146	$82,599	$84,681	$81,119

Gross profit:

2006 as reported	$27,435	$28,127	$29,161	$31,124
2006 as restated	27,418	28,127	29,161	31,124

Income from continuing operations:

2006 as reported	$3,371	$4,512	$3,887	$5,229
2006 as restated	3,361	$4,512	$3,887	$5,229

Earnings from continuing operations per share:
Basic:

2006 as reported	$0.25	$0.33	$0.28	$0.37
2006 as restated	0.24	0.33	0.28	0.37

Diluted:

2006 as reported	$0.24	$0.32	$0.28	$0.37
2006 as restated	0.24	0.32	0.28	0.37

Net income:

2006 as reported	$3,390	$6,762	$3,753	$5,376
2006 as restated	3,390	$6,762	$3,753	$5,376

Earnings per share:
Basic:

2006 as reported	$0.25	$0.49	$0.27	$0.39
2006 as restated	0.25	0.49	0.27	0.39

Diluted:

2006 as reported	$0.24	$0.48	$0.27	$0.38
2006 as restated	0.24	0.48	0.27	0.38

Weighted average number of shares outstanding:
Basic

2006	13,761	13,857	13,910	13,951

Diluted

2006	13,911	14,029	14,072	14,145

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance 12/31/2003	Charges to Expense	Write-offs/ Payments	Balance 12/31/2004
Allowance for doubtful accounts	$2,608	$3,687	$(4,036)	$2,259
Reserve for note receivable from customer	960	—	—	960
Reserve for self-insurance	2,620	10,949	(10,163)	3,406

	Balance 12/31/2004	Charges to Expense	Write-offs/ Payments	Balance 12/31/2005
Allowance for doubtful accounts	$2,259	$2,091	$(1,579)	$2,771
Reserve for note receivable from customer	960	—	—	960
Reserve for self-insurance	3,406	11,482	(10,227)	4,661

	Balance 12/31/2005	Charges to Expense	Write-offs/ Payments	Balance 12/31/2006
Allowance for doubtful accounts	$2,771	$1,557	$(2,147)	$2,181
Reserve for note receivable from customer	960	—	—	960
Reserve for self-insurance	4,661	12,052	(11,223)	5,490

S-1