Form 10-Q
period 2007-03-31
WASTE INDUSTRIES USA INC
filed 2007-05-10
CIK 1125845

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	14,057,220 shares
(Class)	(Outstanding at May 9, 2007)

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2006	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,656	$1,366
Accounts receivable—trade, net of allowance for uncollectible accounts of $2,181 and $1,452 at December 31, 2006 and March 31, 2007, respectively	35,573	35,271
Accounts receivable—other	835	319
Spare parts, supplies, and fuel inventories	1,083	948
Deferred income taxes	1,787	1,787
Prepaid insurance	401	4,421
Other current assets	1,742	1,908

Total current assets	43,077	46,020

Property and equipment, net	218,039	218,526
Goodwill, net	97,562	99,089
Other intangible assets, net	7,388	6,953
Restricted cash	731	841
Other noncurrent assets	3,482	3,516

Total assets	$370,279	$374,945

See Notes to Unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2006	March 31, 2007
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable—trade	$13,318	$13,137
Accrued liabilities and other payables	3,899	5,533
Current maturities of long-term debt	7,143	10,021
Accrued wages and benefits	5,317	6,673
Closure/post-closure liabilities	755	746
Income taxes payable	268	3,149
Reserve for self-insurance	5,490	5,163
Deferred revenue	6,996	7,058

Total current liabilities	43,186	51,480

Long-term debt, net of current maturities	150,069	139,498
Noncurrent deferred income taxes	23,513	16,204
Tax contingency reserves	—	10,145
Closure/post-closure liabilities	6,347	6,699
Other long-term liabilities	1,293	2,555
Commitments and contingencies (Note 9)

Shareholders' equity:
Common stock, no par value, shares authorized—80,000,000 shares; issued and outstanding: December 31, 2006—13,962,609 March 31, 2007—14,046,287	43,179	44,005
Paid-in capital	8,624	8,854
Retained earnings	93,903	95,505
Unrealized gain on cash flow hedges, net of income taxes	165	—

Total shareholders' equity	145,871	148,364

Total liabilities and shareholders' equity	$370,279	$374,945

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2007
Revenues:
Service revenues	$78,959	$81,110
Equipment sales	188	176

Total revenues	79,147	81,286

Operating costs and expenses:
Operating (exclusive of depreciation and amortization shown below)	51,590	49,841
Cost of equipment sales	129	91
Selling, general and administrative	11,675	11,795
Depreciation and amortization	8,049	8,137
(Gain) loss on sale of property, equipment and other assets	(50)	2

Total operating costs and expenses	71,393	69,866

Operating income	7,754	11,420

Interest expense	2,548	2,419
Interest income	(46)	(28)
Other	(88)	(92)

Total other expense, net	2,414	2,299

Income from continuing operations before income taxes	5,340	9,121
Income tax expense attributable to continuing operations	1,979	3,687

Income from continuing operations	3,361	5,434

Discontinued operations (Note 2):
Income from discontinued operations prior to sale (net of income taxes)	29	—
Gain on sale of operations (net of income taxes)	—	147

Income from discontinued operations	29	147

Net income	$3,390	$5,581

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2007
Earnings per share:
Basic:
Income from continuing operations	$0.25	$0.39
Income from discontinued operations	—	0.01

Net income	$0.25	$0.40

Diluted:
Income from continuing operations	$0.24	$0.39
Income from discontinued operations	—	0.01

Net income	$0.24	$0.40

Cash dividends declared per share of common stock	$0.09	$0.12

Weighted-average number of common shares outstanding:
Basic	13,761	13,999
Diluted	13,911	14,123

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2007

(In Thousands)

(Unaudited)

	Shares		Common Stock	Paid-in Capital	Retained Earnings	Unrealized (Losses) on Cash Flow Hedges	Total Shareholders' Equity
	Authorized	Outstanding
Balance at December 31, 2006	80,000	13,963	$43,179	$8,624	$93,903	$165	$145,871
Net income	—	—	—	—	5,581	—	5,581

Other comprehensive income, net of income taxes of $ 110
Unrealized loss on cash flow hedges	—	—	—	—	—	(165)	(165)

Other comprehensive income	—	—	—	—	—	—	(165)

Comprehensive income	—	—	—	—	—	—	5,416
Issuances of stock	—	—	19	—	—	—	19
Exercise of stock options	—	83	807	—	—	—	807
Stock option expense	—	—	—	139	—	—	139
Excess tax benefit from stock option exercises	—	—	—	91	—	—	91
Tax contingency cumulative effect adjustment	—	—	—	—	(2,293)	—	(2,293)
Dividends declared	—	—	—	—	(1,686)	—	(1,686)

Balance at March 31, 2007	80,000	14,046	$44,005	$8,854	$95,505	$—	$148,364

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2007
Operating Activities:
Net income	$3,390	$5,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,187	8,137
Landfill accretion expense	416	130
Amortization of debt issuance costs	204	102
(Gain) loss on sale of property, equipment and other assets	(50)	2
Stock compensation expense	95	158
Deferred income taxes	25	253
Change in fair value of commodity hedges	696	1,070
Provision for doubtful accounts	574	412
Changes in operating assets and liabilities, net of effects from acquisition and disposition of related businesses:
Receivables	1,306	698
Prepaid expenses and other current assets	(2,112)	(265)
Other assets	(114)	(24)
Accounts payable and accrued liabilities	(1,204)	4,379
Deferred revenue and other liabilities	21	(22)

Net cash provided by operating activities	11,434	20,611

Investing Activities:
Acquisitions of related businesses, net of cash acquired	(2,397)	(5,746)
Purchases of property and equipment	(9,914)	(4,538)
Proceeds from sale of property, equipment and other assets	252	417
Other	(252)	(173)

Net cash used in investing activities	(12,311)	(10,040)

Financing Activities:
Proceeds from issuance of long-term debt	10,000	8,000
Principal payments of long-term debt	(10,571)	(19,674)
Principal payments of capital lease obligations	(327)	(85)
Financing costs	(491)	—
Excess tax benefit from stock option exercises	36	91
Net proceeds from exercise of stock options	720	807

Net cash used in financing activities	(633)	(10,861)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,510)	(290)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,575	1,656

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65	$1,366

See Notes to Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
	2006	2007
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,648	$2,846

Cash paid for income taxes	$4,234	$154

Supplemental disclosure of non-cash transactions (dollars in thousands) – As of March 31, 2007, approximately $976 of fixed asset additions were included in accounts payable.

During the three-month period ended March 31, 2007, the Company acquired approximately $45 of fixed assets by entering into a capital lease.

During the three-month periods ended March 31, 2006 and 2007, the Company declared but did not pay dividends of approximately $1,245 and $1,686, respectively.

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

New Accounting Pronouncements – Adopted

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 at the beginning of fiscal year 2007. The disclosure requirements and cumulative effect of adoption of FIN 48 are presented in Note 13.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”), No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement." The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB No. 22, "Disclosure of Accounting Policies." If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 was effective for the Company as of January 1, 2007. The Company adopted EITF 06-3 as of January 1, 2007 and it did not have a material impact on its financial statements. The Company shows sales taxes on a net basis. Certain other operating taxes and franchise fees are shown on a gross basis.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the Company’s fiscal year-end. SFAS 158 was effective for the Company as of December 31, 2006, at which time the Company had no postretirement or pension plans. Effective January 1, 2007, the Company extended a postretirement benefit to employees whereby an eligible employee could continue medical coverage for a limited period of time at a higher rate than active employees. The Company determined that the accumulated projected benefit obligation, while unfunded, was immaterial.

New Accounting Pronouncements – Not Yet Adopted

Other new pronouncements issued but not effective until after March 31, 2007 are not expected to have a significant effect on the company’s consolidated financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets & Financial Liabilities—Including an Amendment of SFAS No. 115. SFAS 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as those changes occur. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the impact of SFAS 159 on its financial statements.

Stock-Based Compensation

The Company has two types of stock-based compensation arrangements.

Stock Options

The Company has a stock option plan (the “Stock Option Plan”) whereby a total of 1,800,000 shares of common stock are reserved for issuance under the Stock Option Plan. The Stock Option Plan provides for grants of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to employees (including officers and employee directors), and the Stock Option Plan provides for grants of non-statutory stock options to non-employee directors and consultants. The Stock Option Plan also allows for the grant of stock purchase rights. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plan may be incentive stock options or non-statutory stock options and generally have a term of five years from the date of grant and vest over periods determined at the date of grant, typically straight-line over four years. The exercise prices of the options are determined by the Company’s Board of Directors and will be at least 100% of the fair market value of the Company’s common stock on the date of grant. The Stock Option Plan terminated in April 2007.

Prior to January 1, 2006, the Company accounted for its stock option plan under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. The Company did not generally recognize stock option expense in its condensed consolidated statements of operations.

As a result of the adoption of SFAS No. 123R on January 1, 2006, the Company’s results for the three-month period ended March 31, 2006 include stock-based compensation expense relating to stock options of approximately $0.1 million (earnings per share of $.01 basic and diluted). The Company’s results for the three-month period ended March 31, 2007 include stock-based compensation expense relating to stock options of approximately $0.1 million (earnings per share of $.01 basic and diluted). These amounts are included within selling, general, and administrative expenses on the condensed consolidated statements of operations. Options are primarily incentive stock options and typically vest over a period of four years with a five-year contractual life. Dividends are not paid on unexercised options.

As of March 31, 2007, there existed approximately $1.0 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted average period of 2.5 years.

A summary of the status of the Stock Option Plan as of March 31, 2007 and changes during the three-month period ended on that date is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	418,909	$14.24
Granted	35,462	27.98
Forfeitures	—	—
Expired	(50,000)	17.88
Exercised	(82,952)	9.73

Outstanding as of March 31, 2007	321,419	$16.35	3.12	$3,592

Vested and unvested expected to vest as of March 31, 2007	314,827	$16.44	3.09	$3,489

Exercisable at March 31, 2007	86,137	$12.10	2.34	$1,325

The total intrinsic value of options exercised during the three-month periods ended March 31, 2006 and 2007 was approximately $0.9 million and $1.3 million, respectively.

The per share fair value of options granted under the Stock Option Plan during 2005, 2006 and 2007 was estimated using the Black-Scholes option-pricing model and the following assumptions:

	2005	2006	2007
Weighted-average grant-date fair value of options granted	$4.50	$5.78	$7.18
Weighted-average expected lives (years)	5.00	3.50	3.47
Risk-free interest rate	3.91%	4.84%	4.50%
Expected dividend yield	2.30%	2.00%	2.00%
Volatility	39.78%	37.00%	34.60%

Expected volatility is based on the historical volatility of the Company’s common stock price. For grants prior to adoption of SFAS 123R, the expected term was based on the contractual life of the option. For the 2006 and 2007 grants, the expected term was derived using the simplified method as allowed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is based upon the current annual dividend rate as computed using the stock price at the option grant date (for grants prior to 2006), adjusted for future expected dividend increases (for 2006 and 2007 grants).

As of March 31, 2007, the Company had approximately 0.3 million options available for future issuance under the Stock Option Plan.

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

Cash received from option exercises for the three-month periods ended March 31, 2006 and 2007 was approximately $0.7 million and $0.8 million, respectively, and is shown as financing cash inflows in the Company’s condensed consolidated statements of cash flows.

Stock

The Company pays a portion of its directors’ fees with stock. Directors’ fees settled with stock are expensed as the service is performed. The number of shares available for settlement is based upon the closing price of the stock on the date of payment and the cash price of the services. For the three-month periods ended March 31, 2006 and 2007, the Company recognized approximately $16,000 and $18,500, respectively, for the portion of directors’ fees settled in stock.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

The Company purchases operations consistent with its overall strategy to internalize waste and expand its presence in certain markets in order to reduce administrative costs, and gain route efficiencies, wherever available. If an operation is no longer consistent with the Company’s overall strategy, it may be sold.

Acquisitions

In the three-month period ended March 31, 2007, the Company made two acquisitions totaling $5.7 million to increase its presence in the Atlanta, Georgia market. The first acquisition of approximately $5.2 million related to the purchase of a transfer station and hauling operation in Dallas, Georgia. Additional consideration of up to $2.0 million is contingent upon meeting certain revenue targets and minimum appraisal values from real property and intangible permit valuations. Additionally, the Company purchased a hauling operation in Temple, Georgia for approximately $0.5 million. Approximately $50,000 in additional purchase price has been accrued as a current liability related to this acquisition.

The Company made one acquisition for approximately $50,000 to increase its presence in the South Carolina market.

The results of these operations have been included in the condensed consolidated financial statements since the respective acquisition dates.

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

As of March 31, 2007, the recorded purchase price allocation for the 2007 acquisitions was as follows (in thousands):

Tangible assets (liabilities) acquired at fair value:
Accounts receivable	$291
Property and equipment	3,901
Deferred revenue and other	(63)

Total net tangible assets acquired	4,129
Intangible assets acquired at fair value:
Customer lists	76
Noncompete agreements and other	38
Goodwill	1,553

Total net assets acquired, at fair value	5,796

Amount of purchase price withheld	(50)

Cash paid for acquisitions	$5,746

Goodwill related to these acquisitions will be deductible for tax purposes.

The following unaudited pro forma results of operations for the three-month periods ended March 31, 2006 and 2007 assume that the acquisitions described above had occurred as of January 1, 2006 (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2007
Total revenues	$80,076	$81,369

Operating income	7,553	11,453

Income from continuing operations	3,230	5,450
Income from discontinued operations	29	147

Net income	$3,259	$5,597

Earnings per common share:
Basic:
Income from continuing operations	$0.24	$0.39
Income from discontinued operations	—	0.01

Net income	$0.24	$0.40

Diluted:
Income from continuing operations	$0.23	$0.39
Income from discontinued operations	—	0.01

Net income	$0.23	$0.40

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future operating results.

Dispositions

In the second quarter of 2006, the Company sold a landfill operation in Jacksonville, Florida for approximately $16.2 million. In the first quarter of 2007, the Company received additional consideration for this sale and recognized additional gain of approximately $147,000, net of taxes of approximately $93,000, in its income from discontinued operations.

In the second quarter of 2006, the Company disposed of certain hauling operations in the Atlanta, Georgia market for approximately $0.2 million.

There were no dispositions in the first quarter of 2007.

The operations were disposed of to allow the Company to purchase operations more consistent with its overall strategy to internalize waste, reduce administrative costs, and gain route efficiencies wherever available.

Quarterly, the Company analyzes its operations that have been divested or classified as held-for-sale in order to determine if they qualify for discontinued operations accounting. Under generally accepted accounting principles, only operations that qualify as a component of the Company (and where the Company does not have significant continuing involvement) can be included in discontinued operations. For the Company’s purposes, continuing involvement could include continuing to receive waste at a Company landfill or recycling facility from a divested hauling operation or continuing to dispose of waste at a divested landfill.

The results of operations of businesses sold in 2006 that are included in net income for the three-month period ended March 31, 2006 were reported as discontinued operations as follows (in thousands):

Three Months Ended March 31, 2006
Revenues	$1,493
Operating expenses:
Cost of operations	1,218
Selling, general and administrative	101
Depreciation and amortization	127

Income before income taxes	47
Income tax provision	18

Income from discontinued operations (net of income taxes)	$29

3. INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill, customer relationships, transfer station permits and noncompete agreements acquired in business combinations. Intangible assets are net of accumulated amortization.

The following table summarizes the activity related to goodwill for the three-month period ended March 31, 2007 (in thousands):

Beginning balance as of January 1, 2007	$97,562
Acquisitions	1,553
Dispositions	—
Adjustments to prior purchase price allocations	(26)

Ending balance as of March 31, 2007	$99,089

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, on an ongoing basis, the Company performs an annual impairment test. At least quarterly, the Company also analyzes whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustment, if any, will be recognized as an operating expense. The Company adopted July 31 as its annual assessment date. The Company last completed its annual impairment test as of July 31, 2006 and determined that there was no goodwill impairment.

Other intangible assets consisted of the following at December 31, 2006 and March 31, 2007 (in thousands):

	December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$11,933	$4,931	$7,002
Noncompete agreements	582	253	329
Transfer station permits	78	21	57

Total amortizable intangibles	12,593	5,205	7,388

Non-amortizable intangibles	—	—	—

Total other intangible assets	$12,593	$5,205	$7,388

	March 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$12,009	$5,461	$6,548
Noncompete agreements	589	282	307
Transfer station permits	109	25	84

Total amortizable intangibles	12,707	5,768	6,939

Non-amortizable intangibles	14	—	14

Total other intangible assets	$12,721	$5,768	$6,953

Amortization expense of other intangible assets for the three-month periods ended March 31, 2006 and 2007 was $588,000 and $562,000, respectively. The weighted average amortization period for customer relationships and noncompete agreements is 7.5 years and 5.0 years, respectively. Other intangible assets are amortized on a straight-line or accelerated basis to match the economic benefit received from the asset. No impairment was recognized for intangible assets for the three-month periods ended March 31, 2006 and 2007.

Estimated future amortization expense associated with amortizable other intangible assets at March 31, 2007 is as follows (in thousands):

Year	Amortization Expense
Remainder 2007	$1,494
2008	1,578
2009	1,351
2010	1,018
2011	696
2012	341
Thereafter	461

Total	$6,939

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

Earnings per share was calculated as follows (in thousands):

	Three Months Ended March 31,
	2006	2007
Numerator:
Net income	$3,390	$5,581

Denominator:
Denominator used for basic earnings per share	13,761	13,999
Dilutive impact of stock options outstanding	150	124

Weighted average number of shares outstanding	13,911	14,123

Basic earnings per share	$0.25	$0.40

Diluted earnings per share	$0.24	$0.40

Antidilutive options to purchase common stock not included in earnings per share calculation	50	35

5. LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2006 and March 31, 2007 (in thousands):

	December 31, 2006	March 31, 2007
Credit facilities:
Term facility	$17,857	$14,286
Revolving credit facility	99,000	92,000
Bonds	40,355	40,355
Other	—	2,878

Total long-term debt	157,212	149,519
Less current maturities	(7,143)	(10,021)

Long-term debt, net of current maturities	$150,069	$139,498

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

Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the revolver. The amended revolver bears interest at a rate per annum equal to, at the Company’s option, either a Bank of America base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company’s funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0% to 1.0% for base rate borrowings and 1.25% to 2.5% for Eurodollar rate borrowings. The revolver, before and after amendment, requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, and limits on capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2006 and March 31, 2007. The revolver also requires the lenders’ approval of acquisitions in some circumstances.

The average interest rate on outstanding borrowings under the revolver was approximately 6.9% and 6.8% at December 31, 2006 and March 31, 2007, respectively. Availability was approximately $48.1 million under the revolver as of March 31, 2007 after consideration of outstanding letters of credit.

The Company utilizes cash flow hedge agreements to manage a portion of its risks related to fluctuations in interest rates for this revolving credit facility. In March 2004, the Company entered into interest rate swaps to hedge notional debt values of $40.0 million. These swaps were in effect for the period November 2004 through February 2007, each with a fixed interest rate of 2.7%.

Term Facility

The Company has two $25.0 million term facilities with Prudential, of which $14.3 million in the aggregate was outstanding as of March 31, 2007. Principal repayments are due annually on each of the facilities. The Prudential facilities require the Company to maintain financial covenants, such as minimum net worth, and limit its capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2006 and March 31, 2007. Interest on the two Prudential facilities is paid quarterly, based on fixed rates for the two facilities of 7.21% and 7.09%, respectively. Prior to the final scheduled payment in April

2006, the Company had a third $25 million term facility at 7.53% with Prudential.

Bonds

The Company entered into a $9.5 million variable rate bond with Sampson County, North Carolina on September 10, 2003 for the funding of expansion at its landfill in that county. This bond expires in 2023 and is in addition to the Company’s existing $30.9 million Sampson facility, which expires in 2020. Both facilities are backed by a letter of credit issued by Wachovia Bank N.A. as a participating lender under the revolver. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 5.5% and 5.2% at December 31, 2006 and March 31, 2007, respectively.

Other

Included in other long term-debt as of March 31, 2007 is a $2.9 million note payable for financed insurance premiums. The loan is payable in equal monthly installments of approximately $0.4 million with an effective interest rate of 5.75%.

Aggregate principal maturities of long-term debt at March 31, 2007 were as follows (in thousands):

Current	$10,021
13 to 24 months	7,143
25 to 36 months	92,000
37 to 48 months	—
49 to 60 months	—
Thereafter	40,355

Total	$149,519

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was $157.3 million and $149.6 million at December 31, 2006 and March 31, 2007, respectively.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31, 2006 and March 31, 2007 (in thousands):

	December 31, 2006	March 31, 2007
Land, land improvements and buildings	$44,613	$46,279
Landfills and associated land	129,928	130,811
Machinery and equipment	15,838	16,552
Containers	106,994	108,967
Collection vehicles	111,520	106,131
Furniture, fixtures, and office equipment	6,100	5,583
Construction in progress	421	663

Total property and equipment	415,414	414,986
Less accumulated depreciation	(197,375)	(196,460)

Property and equipment, net	$218,039	$218,526

Construction in progress includes equipment not placed in service as of the balance sheet date. Landfills and associated land includes land held for development, representing various landfill properties with an aggregate cost of approximately $14.9 million and $14.8 million as of December 31, 2006 and March 31, 2007, respectively.

Depreciation expense (including software amortization) for the three-month periods ended March 31, 2006 and 2007 was approximately $6.0 million in each period. Landfill amortization expense was approximately $1.5 million and $1.6 million for the three-month periods ended March 31, 2006 and 2007, respectively.

7. SHAREHOLDERS' EQUITY

The Company issued 728 shares of common stock with a fair value of approximately $18,500 during the three-month period ended March 31, 2007, which was recorded as directors’ fees.

The Company declared a dividend of approximately $1.7 million in the first quarter of 2007 that was paid in April 2007. Under the Company’s amended revolving bank facility, payment of cash dividends is limited to 50% of the trailing twelve months’ net income. Additionally, the Company must meet financial covenants contained in the facility, including covenants relating to minimum net worth and maximum levels of capital expenditures and indebtedness. If the Company is not in compliance with these covenants, or otherwise in default under the facility, it would not be able to pay cash dividends.

The Company recorded a cumulative effect adjustment to reduce retained earnings by approximately $2.3 million as a result of its adoption of FIN 48. Please refer to Note 13 for further discussion of the adoption of FIN 48.

8. DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME

Interest Rate Swaps

The Company utilized cash flow hedge agreements to manage a portion of its risks related to fluctuations in interest rates. In March 2004, the Company entered into interest rate swaps to hedge notional debt values of $30.0 million and $10.0 million, respectively. These swaps were in effect for the period November 2004 through February 9, 2007, each with a fixed interest rate of 2.7%.

The Company measured effectiveness of the interest rate swaps by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s credit facility using the change in variable cash flow method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in the condensed consolidated statements of operations as interest expense. The interest rate swaps were fully effective during the three-month period ended March 31, 2006 and until their expiration in 2007.

The fair value of the Company's interest rate swap agreements represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreements, taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. The fair value of the interest rate swap agreements represented an asset of approximately $0.3 million at December 31, 2006 and had no value as of March 31, 2007, as they had expired. For the three-month periods ended March 31, 2006 and 2007, the Company had no reclassification adjustments for net charges included in net income.

For the three-month periods ended March 31, 2006 and 2007, the Company recognized approximately $0.2 million and $0.3 million, respectively, in reduced interest expense related to the interest rate swap agreements within its condensed consolidated statements of income.

Commodity Contracts

The Company enters into commodity contracts to hedge its cash received from the sale of old corrugated cardboard (“OCC”). The notional amounts hedged under these agreements represent approximately 43% of the Company’s expected volume for 2007. The fair value of the Company’s commodity contracts was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity contracts, taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity agreements represented liabilities of $0.2 million and $1.3 million at December 31, 2006 and March 31, 2007, respectively. In the three-month periods ended March 31, 2006 and 2007, the OCC contracts were not designated as accounting hedges. The Company recognized $0.7 million and $1.1 million of loss as service revenue for changes in the fair value of the OCC contracts within its condensed consolidated statements of operations for the three-month periods ended March 31, 2006 and 2007, respectively.

The Company has used heating oil option agreements to manage a portion of its exposure to fluctuations in diesel fuel oil prices. To date, such agreements have not been significant to the Company’s financial condition and results of operations. The fair value of the Company’s fuel commodity contract was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity contracts, taking into consideration the difference between the contract value of the fuel volume and values currently quoted for agreements of similar term and maturity. The fair value of the agreement represented an asset of approximately $2,000 and $1,000 at December 31, 2006 and March 31, 2007, respectively. The Company recognized $32,000 and $1,000 in expense for changes in the fair value of the fuel contract within its condensed consolidated statements of operations for the three-month periods ended March 31, 2006 and 2007, respectively.

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

In addition, the Company has identified the following matters, which could have a material impact on the Company’s financial position or results of operations:

The City of Chesapeake, et al v. Camden County, et al, Superior Court of Camden County, Docket No. 05 CVS 95

Black Bear Disposal, LLC (“Black Bear”), one of the Company’s wholly owned subsidiaries, entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002. The Franchise Agreement gives Black Bear the exclusive right to build and operate a municipal solid waste landfill in the County, on a tract of approximately 1,000 acres. On November 3, 2005, the City of Chesapeake, Virginia, 13 individuals and a limited partnership alleging to own property in the vicinity of the proposed landfill, and the Camden Citizens Action League, Inc. filed suit in Camden County Superior Court against Camden County, the Board of Commissioners of Camden County, the five Camden County Commissioners and the County Manager in both their official and individual capacities, and Black Bear. In their complaint, the plaintiffs seek a number of judicial determinations, including a declaration that the Franchise Agreement and underlying Franchise Ordinance are void, that certain prerequisites to the approval of the Franchise Ordinance and execution of the Franchise Agreement were not met, and that certain prerequisites to Black Bear’s permit application to the North Carolina Department of Environment and Natural Resources (“DENR”) were not met. The defendants, including Black Bear, filed a Motion to Dismiss, Answer, Affirmative Defenses and Counterclaims on January 19, 2007, moving to dismiss the plaintiffs’ complaint on the basis of the applicable statutes of limitation, the failure to join a necessary party, lack of subject matter and personal jurisdiction, sovereign and governmental immunity, lack of standing, and the failure to exhaust administrative remedies, denying many of the factual allegations of the plaintiffs’ complaint, and raising as affirmative defenses the applicable statutes of limitation, the terms of a November 22, 2004 Nondisclosure Agreement between the Company and the Southeastern Public

Service Authority of Virginia (“SPSA”), in which SPSA, for itself and its members (Chesapeake is a member of SPSA), had agreed not to interfere with or oppose the Company’s plans for a landfill in Camden County, and the doctrines of estoppel, waiver, release, sovereign, governmental and legislative immunities, laches, and the failure to exhaust administrative remedies. The defendants’ counterclaims included claims that the plaintiffs had tortiously interfered with Black Bear’s Franchise Agreement, that Chesapeake had breached the Nondisclosure Agreement, and that Chesapeake had misused Black Bear’s confidential information in violation of the Nondisclosure Agreement and the North Carolina Trade Secrets Protection Act. In the counterclaims, the defendants, including Black Bear, sought the damages suffered as a result of plaintiffs’ tortious interference, and Chesapeake’s breach of the Nondisclosure Agreement and misuse of confidential information, including damages in excess of $3,000,000 per year for any delay in the opening of the proposed landfill. The plaintiffs filed Motions to Dismiss, Strike, Separate Claims, Answer, Affirmative Defenses and Motion to Amend Complaint in response to defendants’ counterclaims, arguing that the counterclaims should be dismissed or stricken, or, in the alternative, separated for trial, and that plaintiffs should be given leave to amend their complaint to add Waste Industries USA, Inc. as a party, given Waste’s agreement to be considered a co-permittee on the landfill, with Black Bear.

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

The Franchise Agreement gives Black Bear until November 4, 2007 to open the landfill. Given the litigation brought by Chesapeake and passage of the moratorium, Black Bear recently received a five-year extension on the November 4, 2007 date from the Camden County Board of Commissioners, in return for consideration to the County totaling $450,000 to be paid through a future transfer of property or equivalent consideration.

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

Other

The Company has unconditional purchase obligations for the remainder of 2007 of approximately $8.2 million.

At December 31, 2006 and March 31, 2007, the Company had irrevocable letters of credit totaling approximately $59.9 million. At December 31, 2006 and March 31, 2007, no amounts were drawn under the outstanding letters of credit.

10. RELATED PARTY TRANSACTIONS

Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, is a member of a limited liability company that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space. The lease was entered into in June 1999 with a term of 10 years. Rental expense related to this lease, including operating escalation costs, was approximately $178,000 and $193,000 for the three-month periods ended March 31, 2006 and 2007, respectively, and is included in selling, general and administrative expenses. Management believes that the lease is on terms comparable to those with unrelated third parties.

The Company leases aircraft from time to time from two companies, one owned in part by Lonnie C. Poole, Jr., the Company’s founder and Chairman of the Board of Directors, and one owned in part by Lonnie C. Poole, III, the Company’s Vice President, Corporate Development. There were no payments paid to the company partly owned by Lonnie C. Poole, Jr. for rental of such aircraft for the three-month periods ended March 31, 2006 and 2007, respectively. The amount paid to the company partly owned by Lonnie C. Poole, III was $3,000 for the three-month period ended March 31, 2006. There were no payments for the same period in 2007. Management believes that the lease terms are comparable to those with unrelated third parties.

11. LANDFILLS

As of March 31, 2007, the Company owned or operated under life-of-site operating agreements nine landfills with total available disposal capacity of approximately 115.7 million cubic yards. Total available disposal capacity includes estimated permitted airspace plus an estimate of the expansion airspace that the Company believes has a probable likelihood of being permitted.

The Company has material financial commitments for final capping, closure and post-closure obligations with respect to the landfills it owns or operates under life-of-site operating agreements. The Company develops its estimates of final capping, closure and post-closure obligations using input from its third party engineers and internal accounting staff. The Company’s estimates are based on its interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques in accordance with Statement of Financial Accounting Concepts (“SFAC”) No. 7, Using Cash Flow and Present Value in Accounting Measurements. In general, the Company relies on third parties to fulfill most of its obligations for final capping, closure and post-closure. Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work. The Company intends to perform some of these capping, closure and post-closure obligations using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, the Company has added a profit margin onto the estimated cost of such services to better reflect its fair market value as required by SFAS No. 143, Accounting for Asset Retirement Obligations. When the Company then performs these services internally, the added profit margin is recognized as a component of operating income in the period earned. SFAC No. 7 further states that an estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In this situation, SFAC No. 7 indicates that it is not necessary to consider a market risk premium in the determination of expected cash flows. In the waste industry, there is not an active market that can be utilized to determine the fair value of these activities, as there is no market that exists for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, the Company believes that it is not possible to develop a methodology to reliably estimate a market risk premium and has excluded a market risk premium from the Company’s determination of expected cash flows for landfill asset retirement obligations in accordance with SFAC No. 7.

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

The Company uses financial surety bonds for landfill closure and post-closure financial assurance required under applicable environmental regulations. As of March 31, 2007, the Company had approximately $25.2 million in surety bonds to satisfy these requirements.

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

Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed in service or if the construction activity is suspended for more than a brief period of time. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. The Company capitalized approximately $0.3 million and $0.2 million of interest for the three-month periods ended March 31, 2006 and 2007, respectively.

Costs related to acquiring land, excluding the estimated residual value of non-permitted, non-buffer land, and costs related to permitting and cell construction are depleted as airspace is consumed using the units-of-consumption method.

Landfill assets consisted of the following as of December 31, 2006 and March 31, 2007, respectively (in thousands):

	December 31, 2006	March 31, 2007
Landfill assets	$129,928	$130,811
Accumulated landfill airspace amortization	(30,146)	(31,727)

Net landfill assets	$99,782	$99,084

Liabilities for landfill final capping, closure and post-closure obligations as of December 31, 2006 and March 31, 2007 were as follows (in thousands):

	December 31, 2006	March 31, 2007
Final capping	$6,556	$6,874
Closure/post-closure	546	571

Total liabilities	$7,102	$7,445

Current portion	$755	$746
Long-term	6,347	6,699

Total liabilities	$7,102	$7,445

The changes to landfill liabilities were as follows for the three-month periods ended March 31, 2006 and 2007 (in thousands):

	2006	2007
Beginning balance	$6,780	$7,102
Obligations incurred	307	341
Obligations settled	(538)	(165)
Accretion expense	416	130
Change in estimate	—	37
Discontinued operations	(528)	—

Ending balance	$6,437	$7,445

12. MARKETABLE SECURITIES

As of March 31, 2007, the Company owned marketable securities with a fair market value of approximately $1.0 million included in a “rabbi trust” for its deferred compensation plan. The marketable securities are classified as trading securities and their fair value is included in “Other noncurrent assets” in the Company’s condensed consolidated balance sheet at March 31, 2007. Please refer to Note 12 of the Company’s Annual Report on Form 10-K for more information regarding the deferred compensation plan. For the three-month periods ended March 31, 2006 and 2007, the Company recognized approximately $2,000 and $14,000, respectively, in net unrealized holding gains related to these assets. Changes in the fair value of the assets are recorded as investment income or loss.

13. INCOME TAXES

The Company adopted the provisions of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions was a liability of $8.4 million resulting from unrecognized tax benefits. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $2.3 million through a non-cash charge to retained earnings. The liability for uncertain tax positions is reported as long-term as of March 31, 2007 in the Company’s condensed consolidated balance sheets.

If recognized, approximately $2.7 million of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statement of income. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

The Company recognizes accrued interest and penalties related to uncertain tax positions in federal income tax expense. As of January 1, 2007, the Company had accrued approximately $1.7 million for the payment of tax-related interest and penalties.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Relating to Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Some matters discussed in this Management's Discussion and Analysis are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated, including fuel prices, the development and operation of landfills, regulatory permitting processes , general economic conditions, our ability to manage growth, the availability and integration of acquisition targets, impairment of goodwill, competition, the cost of complying with the Sarbanes-Oxley Act , geographic concentration, weather conditions, government regulation and others set forth in our Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a regional, vertically integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Georgia and Tennessee providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At March 31, 2007, we operated 37 collection operations, 29 transfer stations, approximately 72 county convenience drop-off centers, 12 recycling facilities and nine landfills in the southeastern United States serving more than 700,000 municipal, residential, commercial and industrial service locations.

We had revenues of $79.1 million and operating income of $7.8 million for the three-month period ended March 31, 2006, and revenues of $81.3 million and operating income of $11.4 million for the three-month period ended March 31, 2007.

Our presence in growth markets in the southeastern United States has supported our internal growth. In addition, from 1990 through March 31, 2007, we acquired 109 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern United States and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our route density should improve, which we expect will increase our collection efficiencies and profitability.

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

We have implemented a fuel surcharge program, based upon a regional fuel index that is designed to pass to our customers appropriate increases in fuel prices. However, competitive factors may require us to absorb at least a portion of these fuel cost increases, particularly during periods of cost volatility.

At March 31, 2007, we operated approximately 72 convenience collection sites under contract with nine counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At March 31, 2007, we also operated 12 recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper and old corrugated cardboard. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by entering into hedging instruments. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve. We do not believe that our recycling services revenue is material, nor do we currently expect this revenue stream to be material to our results from operations, cash flows or capital expenditures in the foreseeable future.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At March 31, 2007, we owned or operated 29 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At March 31, 2007, we operated nine landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the containers and compactors that we resell.

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

Application of Critical Accounting Policies

We have established various accounting policies in accordance with accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of our assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions that could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the future.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our estimated allowance for doubtful accounts is based upon historical collection trends, type of customer, such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The allowance for doubtful accounts was $1.7 million at December 31, 2006 and $1.4 million at March 31, 2007. Additionally, we reserved approximately $0.4 million related to one customer as of December 31, 2006. That reserve was reduced to $40,000 at March 31, 2007.

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

While the precise amounts of these future obligations cannot be determined, at March 31, 2007, we estimate total landfill closure and post-closure costs of approximately $7.4 million for the airspace consumed to date. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. We had accrued approximately $7.1 million for such projected costs as of December 31, 2006 and subsequently paid approximately $0.2 million in the three-month period ended March 31, 2007. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations.

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

Acquisitions and Dispositions

Acquisition purchase price is allocated to identified intangible assets and tangible assets acquired and liabilities assumed based on our estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until we are no longer waiting for information that we have arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the "allocation period" for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination.

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

From time to time, we dispose of certain operations that no longer fit our strategy. The tangible assets and certain intangible assets, such as customer lists, are removed at book value with the sale. Goodwill is removed based on the relative fair value of the business being sold to the fair value of the reporting unit. We accrue additional consideration when it is probable the funds will be received, generally at the time of receipt.

On an ongoing basis, we perform an annual impairment test. At least quarterly, we also analyze whether an event has occurred that would more likely than not reduce our enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment charges are recognized as operating expenses. We adopted July 31 as our annual assessment date. We completed our annual impairment test as of July 31, 2006 and determined that there was no goodwill impairment.

Intangible assets with a definite life are amortized over their expected lives, typically five to ten years (see Note 3 to our Notes to unaudited condensed consolidated financial statements) on a straight-line or accelerated basis to match the economic benefit received.

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

Three-Month Period Ended March 31, 2007 vs. Three-Month Period Ended March 31, 2006

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed consolidated statements of income.

	Three Months Ended March 31,
	2006	2007	change
Service revenues	99.8%	99.8%	0.0%
Equipment sales	0.2%	0.2%	0.0%

Total revenues	100.0%	100.0%	0.0%

Operations	65.1%	61.4%	-3.7%
Equipment sales	0.2%	0.1%	-0.1%
Selling, general and administrative	14.8%	14.5%	-0.3%
Depreciation and amortization	10.2%	10.0%	-0.2%
Gain on sale of property, equipment and other assets	-0.1%	0.0%	0.1%
Impairment of property and equipment and other assets	0.0%	0.0%	0.0%

Operating income	9.8%	14.0%	4.2%

Interest expense, net of interest income	3.2%	2.9%	-0.3%
Other income	-0.1%	-0.1%	0.0%

Income from continuing operations before income tax expense	6.7%	11.2%	4.5%

Income tax expense	2.4%	4.5%	2.1%

Income from continuing operations	4.3%	6.7%	2.4%

Income from discontinued operations	0.0%	0.2%	0.2%

Net income	4.3%	6.9%	2.6%

Total revenues attributable to services provided are as follows (dollars in thousands):

	Three Months Ended March 31,
	2006	2007	change	% change
Collection:
Industrial	$22,136	$21,824	$(312)	-1.4%
Commercial	22,290	23,159	869	3.9%
Residential	18,450	19,803	1,353	7.3%
Disposal and transfer	11,043	11,549	506	4.6%
Recycling service	1,234	1,102	(132)	-10.7%
Recycled commodity sales	307	318	11	3.6%
Convenience sites	1,599	1,652	53	3.3%
Other	1,900	1,703	(197)	-10.4%

Total service revenues	$78,959	$81,110	$2,151	2.7%

REVENUES. Total revenues increased approximately $2.1 million, or 2.7%, for the three-month period ended March 31, 2007, compared to the same period in 2006. This increase was due primarily to increases in commercial revenue of $0.9 million or 3.9%, residential revenue of $1.4 million or 7.3% and disposal and transfer revenue of $0.5 million or 4.6%.

The following table provides the components of service revenue growth (excluding equipment sales revenue) for the three-month period ended March 31, 2007:

SERVICE REVENUE GROWTH	March 31, 2007
Price	3.7%
Volume	-3.2%
Energy surcharge	-0.1%

Total internal growth	0.4%
Commodities	0.0%
Acquisitions	2.3%

Total service revenue growth	2.7%

Our strategy to price our services to cover increasing costs has resulted in higher overall revenue growth. Our volume declined primarily in the roll-off segment, due in large part to loss of some municipal contracts in late 2006, as well as a softening in the temporary roll-off environment, which is tied to construction projects. Our energy surcharge declined, consistent with an overall decrease in fuel prices.

COST OF OPERATIONS. Cost of operations (including cost of equipment sales) decreased $1.8 million, or 3.4%, for the three-month period ended March 31, 2007, compared to the same period in 2006. Cost of operations as a percentage of total revenue decreased to 61.5% from 65.3% for the three-month periods ended March 31, 2007 and 2006, respectively. The following table provides the components of the costs of operations as a percentage of revenues for the three-month period ended March 31, 2007, compared with the same period in 2006.

	2006	2007	change
Labor and related benefits	20.2%	20.0%	-0.2%
Landfill fees, transfer and disposal	27.1%	25.2%	-1.9%
Fuel	6.0%	5.6%	-0.4%
Repairs and maintenance—fleet	6.7%	7.0%	0.3%
Insurance	4.3%	3.0%	-1.3%
Other	1.0%	0.7%	-0.3%

Total cost of operations	65.3%	61.5%	-3.8%

Disposal costs continue to decrease as a percentage of revenue as more of the waste we collect is disposed into our landfills. Our internalization rate grew from 22.8% for the three-month period ended March 31, 2006 to 26.0% for the same period in 2007. Casualty and workers compensation insurance costs are lower due to favorable insurance pricing as well as an improved experience rating. Fuel costs decreased on a per-gallon basis for the three-month period ended March 31, 2007, compared to the same period in 2006, consistent with the decrease in the energy surcharge mentioned above.

SELLING GENERAL AND ADMINISTRATIVE (“SG&A”). SG&A increased approximately $0.1 million, or 1.0%, for the three-month period ended March 31, 2007, compared with the same period in 2006 (in thousands):

	2006	2007	change
Labor and related benefits	$5,624	$6,731	$1,107
Provision for doubtful accounts, net of recoveries	507	317	(190)
Professional fees	2,118	1,574	(544)
Insurance	261	286	25
Rent	572	498	(74)
Other	2,593	2,389	(204)

Total SG&A	$11,675	$11,795	$120

The decrease in professional fees is due primarily to reduced reliance on external resources for Sarbanes-Oxley compliance as we now utilize more internal personnel. Labor and benefits increased due to an increased provision for unvested earned leave, higher incentive compensation and stock option expense.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes:

•	depreciation of property and equipment on a straight-line basis from three to 30 years;

•	amortization of landfill costs on a units-of-consumption basis as the landfill airspace is consumed;

•	amortization of landfill asset retirement costs as the landfill airspace is consumed; and

•	amortization of intangible assets with a definite life over five to 10 years, using either a 200% declining balance approach or straight-line basis, based on the economic benefit we expect to receive.

Depreciation and amortization expense increased $0.1 million for the three-month period ended March 31, 2007, compared to the same period in 2006.

INTEREST EXPENSE. Interest expense (net of interest income) decreased $0.1 million in the three-month period ended March 31, 2007 primarily due to repayment of debt.

INCOME TAX EXPENSE. The effective income tax rate increased to 40.4% in the three-month period ended March 31, 2007 from a rate of 37.1% in the same period in 2006 due primarily to a higher estimated tax rate in conjunction with accrued penalties and interest with the adoption of FIN 48 (see Note 13).

DISCONTINUED OPERATIONS. Income from discontinued operations, net of income taxes increased from that of the same three-month period in 2006 due to recognition of additional gain related to additional consideration received for the sale of a landfill operation in April 2006.

NET INCOME. Net income increased $2.2 million, or 64.6%, to $5.6 million in the three-month period ended March 31, 2007. This increase was primarily due to higher gross margin, partially offset by a higher income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at March 31, 2007 was a negative $5.5 million and a negative $0.1 million at December 31, 2006. The negative amounts were primarily the result of using cash generated from operations for capital expenditures and acquisitions, both long-term assets. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facility, minimize our cash balances, and to pay cash dividends to our shareholders. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2007.

We have a revolving credit agreement with a syndicate of lending institutions for which Bank of America acts as agent. This $200 million credit facility, which can be increased to $300 million with the lenders’ approval, runs through October 2009.

Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential Insurance shares in the collateral pledged under the revolver. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The revolver bears interest at a rate per annum equal to, at our option, either a Bank of America base rate or at the Eurodollar rate (LIBOR) plus, in each case, a percentage rate that fluctuates, based on our leverage ratio, from 0% to 1.0% for base rate borrowings and 1.25% to 2.5% for LIBOR rate borrowings. The revolver requires us to maintain financial covenants and satisfy other requirements, such as minimum net worth, and limits on our capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. We were in compliance with these financial covenants as of December 31, 2006 and March 31, 2007.

As of March 31, 2007, an aggregate of approximately $92 million was outstanding under the revolver, with an average interest rate on outstanding borrowings of approximately 6.8%. Availability under this facility was approximately $48.1 million as of March 31, 2007 after consideration of outstanding letters of credit.

We have two $25.0 million term facilities with Prudential, of which $14.3 million in the aggregate was outstanding as of March 31, 2007. Principal repayments are due annually on each of the facilities. The Prudential facilities require us to maintain financial covenants, such as minimum net worth, and limit our capital expenditures and indebtedness. We were in compliance with these financial covenants as of December 31, 2006 and March 31, 2007. Interest on the two Prudential facilities is paid quarterly, based on fixed rates for the two facilities of 7.21% and 7.09%, respectively.

On September 10, 2003, we entered into a $9.5 million income tax exempt variable rate bond with Sampson County, North Carolina for the funding of expansion at our landfill in that county. This bond payable was in addition to our existing $30.9 million Sampson facility. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. under our Bank of America syndication. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 5.5% and 5.2% at December 31, 2006 and March 31, 2007, respectively.

As of March 31, 2007, we had the following contractual obligations and commercial commitments (in thousands):

PAYMENTS DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Other
Long-term debt (1) (2)	$197,507	$19,747	$113,751	$4,205	$59,804	$—
Expected landfill liabilities (3)	7,445	746	6,699	—	—	—
Disposal agreements (4)	1,444	819	625	—	—	—
Purchase commitments (5)	8,225	8,225	—	—	—	—
Operating leases (6)	6,378	2,222	1,834	202	2,120	—
Capital leases (7)	361	214	139	8	—	—
Tax contingency reserves (8)	$10,145	—	—	—	—	$10,145

Total contractual obligations	$231,505	$31,973	$123,048	$4,415	$61,924	$10,145

(1)	Includes recorded principal amounts outstanding as of March 31, 2007 of $92.0 million under our revolver, $14.3 million under the Prudential term facilities, and $40.4 million under the Sampson bond facilities. Our revolver allows us to borrow up to $200.0 million, with further expansion capacity available upon lenders’ approval, provided we are in compliance with the facility’s loan covenants. Includes projected interest assuming the various debt facilities are held to maturity at current rates.
(2)	As disclosed in Note 8 of our unaudited condensed consolidated financial statements, we entered into various interest rate swaps, which fixed the interest rate for a portion of our debt through February 2007. Additionally, we have entered into commodity contracts to hedge our recycling revenue received for old corrugated cardboard. The commodity contracts have a term of three years. The fair values of the cardboard commodity contracts were recorded on our consolidated balance sheets as a liability of approximately $1.3 million as of March 31, 2007. We also use heating oil option agreements to manage a portion of our exposure to fluctuations in diesel fuel oil prices. The fair value of the fuel commodity contract was recorded on our condensed consolidated balance sheet as an asset of approximately $1,000 as of March 31, 2007. The above table does not include any obligations for these arrangements.
(3)	Liabilities are based on current costs and include capping, closure, post-closure and environmental remediation costs. These costs represent the expected landfill liabilities we will incur for final capping, closure and post-closure for the airspace consumed to date. We will recognize additional liabilities for these types of costs as airspace is consumed in each landfill. These obligations are recorded in our condensed consolidated balance sheets.
(4)	Agreements whereby we agree to deliver a minimum amount of waste at a set rate. These obligations are recorded in our condensed consolidated balance sheets based on actual volume.
(5)	Represents purchase obligations not yet recorded on our condensed consolidated balance sheets.

(6)	Represents future minimum lease payments under our existing operating leases. These payments are not recorded as obligations in our condensed consolidated balance sheets with the exception of any deferred rental credits due to lease escalation clauses.
(7)	Includes recorded principal amounts outstanding as of March 31, 2007 of $0.3 million under capital lease agreements as well as anticipated interest payments based on interest terms stated in the lease agreements.
(8)	Includes recorded tax contingency reserves related to adoption of FIN 48 (see Note 13) that may not be future cash obligations to the Company.

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

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands)

Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit	$18,036	$18,036	$—	$—
Performance bonds	34,250	34,250	—	—

Total commercial commitments	$52,286	$52,286	$—	$—

Net cash provided by operating activities totaled $20.6 million for the three-month period ended March 31, 2007 and consisted primarily of net income of $5.6 million plus non-cash adjustments such as depreciation and amortization of $10.3 million and net changes in assets/liabilities of $4.7 million. We paid approximately $0.1 million in income taxes during the three-month period ended March 31, 2007, representing a decrease of approximately $4.1 million over the amount paid in the comparable 2006 period.

For the three-month period ended March 31, 2007, net cash used in investing activities was $10.0 million. Of this, $5.8 million was used to fund the cash portion of acquisitions and $4.5 million was used for capital expenditures, of which $2.7 million was for containers and collection vehicles.

For the three-month period ended March 31, 2007, capital expenditures were $4.5 million, compared to $9.9 million for the same period in 2006. Including property and equipment purchased as part of business acquisitions, capital expenditures for the three-month periods ended March 31, 2006 and 2007 would have been $12.3 million and $10.3 million, respectively. We currently expect capital expenditures for 2007 to be approximately $40.0 million to $41.0 million. In 2007, approximately $14.0 million of the expected capital expenditures are earmarked for landfill site and cell construction and $6.0 million for landfill equipment and related facilities. We have funded and expect to fund our 2007 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot currently be determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal businesses, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

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

For the three-month period ended March 31, 2007, net cash used in financing activities was $10.9 million, which primarily included net repayment of long-term debt. We also received approximately $0.8 million as a result of stock option exercises.

Cash flows from operations discontinued in 2006 have not been presented separately in our condensed consolidated statements of cash flows. The impact of these dispositions on prior year operating, financing, and investing activities was insignificant.

At March 31, 2007, we had approximately $149.8 million of long-term and short-term borrowings outstanding (including capital leases) and approximately $52.3 million in letters of credit including performance bonds. The ratio of our total debt (including capital leases) to total capitalization was 50.2% at March 31, 2007, compared to 51.9% as of December 31, 2006.

We report our financial results in accordance with generally accepted accounting principles, or GAAP. However, certain GAAP measures include non-recurring or otherwise unusual items that management does not believe reflect fundamental business performance. We believe it is sometimes appropriate to exclude such items and present non-GAAP measures to provide additional meaningful comparisons between periods. Free cash flow is considered a non-GAAP financial measure. We define free cash flow as cash flows from operating activities less capital expenditures plus proceeds from the sale of property and equipment and other assets. Free cash flow does not represent, and should not be considered as, an alternative to cash flows from operating, investing and financing activities, each as determined in accordance with GAAP. Our definition of free cash flow might not be comparable to a similarly titled measure reported by other companies. We have included information concerning free cash flow because we believe it provides additional information for determining our ability to meet debt service requirements and that this measure is an indicator upon which our lenders, some investors and we assess our financial performance and our capacity to service debt. We therefore interpret free cash flow trends as a measure of our liquidity. Free cash flow for the three-month periods ended March 31, 2006 and 2007 is set forth below (in thousands).

	Three Months Ended March 31,
	2006	2007
Net cash provided by operating activities	$11,434	$20,611
Capital expenditures	(9,914)	(4,538)
Proceeds from disposal of assets	252	417

	$1,772	$16,490

Free cash flow for the three-month period ended March 31, 2007 was $14.7 million higher than 2006 primarily due to an decrease of approximately $4.1 million in income tax payments , a decrease in capital expenditures of approximately $5.4 million, and increased net income of approximately $2.2 million.

Off-Balance Sheet Arrangements

At March 31, 2007, we had the following off-balance sheet arrangements:

One of our wholly owned subsidiaries entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002 (see Note 9 to our unaudited condensed consolidated financial statements included in this report). Pursuant to the Franchise Agreement, we have agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the Franchise Agreement. As a result, we are liable for the expenses of, and any damages or other awards ultimately determined against, those defendants. This arrangement did not materially affect our financial position, results of operations or liquidity during the three-month period ended March 31, 2007 nor is it expected to have a material impact on our future financial position, results of operations or liquidity.

Newly Adopted Accounting Pronouncements

For discussion of the new accounting standards that affect us, see Note 1 to our unaudited condensed consolidated financial statements included in this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures. We entered into interest rate swap agreements in March 2004 to modify the interest characteristics of our outstanding long-term debt and designated the qualifying instrument as a cash flow hedge. Under the terms of the agreements, the interest rate swaps hedged notional debt value of $40.0 million. These swaps were in effect for the period November 2004 through February 9, 2007 with fixed rates of 2.7%.

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

We believe our quantitative and qualitative disclosures regarding market risk have not changed materially from those disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

No changes were made in our internal controls over financial reporting in the quarter ended March 31, 2007 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A discussion of legal proceedings to which we are subject is contained in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material developments in those proceedings since December 31, 2006.

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

Dated: May 10, 2007	Waste Industries USA, Inc. (Registrant)

	By:	/s/ Jim W. Perry
Jim W. Perry
President and Chief Executive Officer

Dated: May 10, 2007	Waste Industries USA, Inc. (Registrant)

	By:	/s/ D. Stephen Grissom
D. Stephen Grissom
Chief Financial Officer