Form 10-Q
period 2007-06-30
WASTE INDUSTRIES USA INC
filed 2007-08-09
CIK 1125845

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	14,109,670 shares
(Class)	(Outstanding at August 9, 2007)

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2006	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,656	$124
Accounts receivable—trade, net of allowance for uncollectible accounts of $2,181 and $1,502 at December 31, 2006 and June 30, 2007, respectively	35,573	37,867
Accounts receivable—other	835	1,830
Spare parts, supplies, and fuel inventories	1,083	965
Deferred income taxes	1,787	1,787
Prepaid insurance	401	3,649
Other current assets	1,742	2,309

Total current assets	43,077	48,531

Property and equipment, net	218,039	225,742
Goodwill, net	97,562	107,106
Other intangible assets, net	7,388	7,500
Restricted cash	731	881
Other noncurrent assets	3,482	3,629

Total assets	$370,279	$393,389

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2006	June 30, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$13,318	$15,642
Accrued liabilities and other payables	3,899	5,864
Cash overdraft	—	1,836
Current maturities of long-term debt	7,143	12,527
Accrued wages and benefits	5,317	5,613
Closure/post-closure liabilities	755	42
Income taxes payable	268	44
Reserve for self-insurance	5,490	5,576
Deferred revenue	6,996	8,215

Total current liabilities	43,186	55,359

Long-term debt, net of current maturities	150,069	147,426
Noncurrent deferred income taxes	23,513	16,292
Tax contingency reserves	—	10,219
Closure/post-closure liabilities	6,347	7,924
Other long-term liabilities	1,293	2,357
Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, no par value, shares authorized—80,000,000 shares; issued and outstanding: December 31, 2006—13,962,609; June 30, 2007—14,107,690	43,179	44,822
Paid-in capital	8,624	9,179
Retained earnings	93,903	99,894
Accumulated other comprehensive income (loss), net of income taxes	165	(83)

Total shareholders’ equity	145,871	153,812

Total liabilities and shareholders’ equity	$370,279	$393,389

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues:
Service revenues	$82,340	$85,876	$161,300	$166,987
Equipment sales	259	262	446	438

Total revenues	82,599	86,138	161,746	167,425

Operating costs and expenses:
Operating (exclusive of depreciation and amortization)	54,651	54,369	106,242	104,210
Cost of equipment sales	157	145	286	236
Selling, general and administrative	10,552	11,638	22,226	23,433
Depreciation and amortization	7,949	8,251	15,998	16,388
Gain on sale of property, equipment and other assets	(336)	(761)	(386)	(759)
Impairment of property, equipment and other assets	—	16	—	16

Total operating costs and expenses	72,973	73,658	144,366	143,524

Operating income	9,626	12,480	17,380	23,901

Interest expense	2,360	2,428	4,908	4,847
Interest income	(49)	(29)	(95)	(56)
Other	(62)	(60)	(150)	(152)

Total other expense, net	2,249	2,339	4,663	4,639

Income from continuing operations before income taxes	7,377	10,141	12,717	19,262
Income tax expense attributable to continuing operations	2,865	4,061	4,844	7,748

Income from continuing operations	4,512	6,080	7,873	11,514

Discontinued operations (Note 2):
(Loss) Income from discontinued operations prior to sale (net of income taxes)	(20)	—	9	—
Gain on sale of operations (net of income taxes)	2,270	—	2,270	147

Income from discontinued operations	2,250	—	2,279	147

Net income	$6,762	$6,080	$10,152	$11,661

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Earnings per share:
Basic:
Income from continuing operations	$0.33	$0.43	$0.57	$0.82
Income from discontinued operations	0.16	—	0.17	0.01

Net income	$0.49	$0.43	$0.74	$0.83

Diluted:
Income from continuing operations	$0.32	$0.43	$0.56	$0.81
Income from discontinued operations	0.16	—	0.17	0.01

Net income	$0.48	$0.43	$0.73	$0.82

Cash dividends declared per share of common stock	$0.09	$0.12	$0.18	$0.24

Weighted-average number of common shares outstanding:
Basic	13,857	14,073	13,809	14,036
Diluted	14,029	14,182	13,951	14,156

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended June 30, 2007

(In Thousands)

(Unaudited)

	Shares		Common Stock	Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Shareholders’ Equity
	Authorized	Outstanding
Balance at December 31, 2006	80,000	13,963	$43,179	$8,624	$93,903	$165	$145,871
Net income	—	—	—	—	11,661	—	11,661

Other comprehensive loss
Postretirement expense, net of income taxes of $56						(83)	(83)
Unrealized loss on cash flow hedges, net of income taxes of $110	—	—	—	—	—	(165)	(165)

Other comprehensive loss	—	—	—	—	—	—	(248)

Comprehensive income	—	—	—	—	—	—	11,413
Issuances of stock	—	3	71	—	—	—	71
Exercise of stock options	—	142	1,572	—	—	—	1,572
Stock option expense	—	—	—	281	—	—	281
Excess tax benefit from stock option exercises	—	—	—	274	—	—	274
Tax contingency cumulative effect adjustment	—	—	—	—	(2,293)	—	(2,293)
Dividends paid	—	—	—	—	(3,377)	—	(3,377)

Balance at June 30, 2007	80,000	14,108	$44,822	$9,179	$99,894	$(83)	$153,812

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2007
Operating Activities:
Net income	$10,152	$11,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,124	16,388
Landfill accretion expense	538	271
Amortization of debt issuance costs	309	204
Impairment of property, equipment, and other assets	—	16
Gain on sale of property, equipment and other assets	(386)	(759)
Gain on sale of discontinued collection and disposal operations	(2,270)	—
Stock compensation expense	290	407
Deferred income taxes	(457)	309
Change in fair value of commodity hedges	914	681
Provision for doubtful accounts	755	1,131
Changes in operating assets and liabilities, net of effects from acquisition and disposition of operations:
Receivables	480	1,731
Prepaid expenses and other current assets	(1,894)	463
Other assets	(487)	42
Accounts payable and accrued liabilities	(1,763)	3,683
Deferred revenue and other liabilities	(406)	(3,624)

Net cash provided by operating activities	21,899	32,604

Investing Activities:
Acquisitions of operations	(5,033)	(18,351)
Purchases of property and equipment	(21,143)	(13,837)
Proceeds from sale of discontinued collection and disposal operations	16,352	—
Proceeds from sale of property, equipment and other assets	1,032	1,201
Other	(26)	(214)

Net cash used in investing activities	(8,818)	(31,201)

Financing Activities:
Proceeds from issuance of long-term debt	16,000	34,500
Principal payments of long-term debt	(28,443)	(35,778)
Payment of dividends	(2,493)	(3,377)
Principal payments of capital lease obligations	(361)	(126)
Financing costs	(582)	—
Excess tax benefit from stock option exercises	142	274
Net proceeds from exercise of stock options	1,187	1,572

Net cash used in financing activities	(14,550)	(2,935)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,469)	(1,532)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,575	1,656

CASH AND CASH EQUIVALENTS, END OF PERIOD	$106	$124

See Notes to Unaudited Condensed Consolidated Financial Statements.

	Six Months Ended June 30,
	2006	2007
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,246	$5,219

Cash paid for income taxes	$8,150	$7,305

Supplemental disclosure of non-cash transactions (dollars in thousands) – As of June 30, 2007, approximately $2,300 of fixed asset additions were included in accounts payable. As of June 30, 2006, approximately $4,111 of fixed asset additions were included in accounts payable.

During the six-month period ended June 30, 2007, the Company acquired approximately $45 of fixed assets by entering into a capital lease.

Included in other accounts receivable and accrued liabilities and other payables as of June 30, 2007 is approximately $1,405 for construction services performed by a third-party that are contractually reimbursable to the Company.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND RECENT DEVELOPMENTS

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect normal adjustments that are necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

New Accounting Pronouncements—Adopted

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

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board (“APB “)No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 was effective for the Company as of January 1, 2007. The Company adopted EITF 06-3 as of January 1, 2007 and it did not have a material impact on its financial statements. The Company shows sales taxes on a net basis. Certain other operating taxes and franchise fees are shown on a gross basis.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the Company’s fiscal year-end. SFAS 158 was effective for the Company as of December 31, 2006, at which time the Company had no postretirement or pension plans. Effective January 1, 2007, the Company extended a postretirement benefit to employees whereby an eligible employee could continue medical coverage for a limited period of time at a higher rate than active employees. The Company determined the accumulated projected benefit obligation and recorded approximately $0.1 million, net of income taxes, as an adjustment to other comprehensive income for the three- and six-month periods ended June 30, 2007. An unfunded postretirement obligation of approximately $0.2 million is included in other long-term liabilities as of June 30, 2007.

New Accounting Pronouncements—Not Yet Adopted

Other new pronouncements, including those discussed below, issued but not effective until after June 30, 2007 are not expected to have a significant effect on the Company’s consolidated financial position and results of operations, with the possible exception of the following, which are currently being evaluated by management:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not determined the impact that the adoption of SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets & Financial Liabilities—Including an Amendment of SFAS No. 115. SFAS 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as those changes occur. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the impact of SFAS 159 on its financial position and results of operations.

Stock-Based Compensation

1997 Stock Option Plan

Prior to May 30, 2007, the Company had a stock option plan (the “1997 Stock Option Plan”) whereby a total of 1,800,000 shares of common stock were reserved for issuance. The 1997 Stock Option Plan provided for grants of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to employees (including officers and employee directors), and the 1997 Stock Option Plan provided for grants of non-statutory stock options to non-employee directors and consultants. The 1997 Stock Option Plan also allowed for the grant of stock purchase rights. The 1997 Stock Option Plan was administered by the Compensation Committee of the Board of Directors. Stock options granted under the 1997 Stock Option Plan could be incentive stock options or non-statutory stock options and generally had a term of five years from the date of grant and vested over periods determined at the date of grant, typically straight-line over four years. The exercise prices of the options were determined by the Company’s Board of Directors and were at least 100% of the fair market value of the Company’s common stock on the date of grant. The 1997 Stock Option Plan terminated in April 2007 in accordance with its terms.

2007 Long Term Incentive Plan

On March 20, 2007, the Company’s Board of Directors adopted the Waste Industries USA, Inc. 2007 Long Term Incentive Plan (the “2007 Plan”), subject to the approval of the Company’s shareholders, who approved the 2007 Plan on May 30, 2007. The 2007 Plan replaces the 1997 Stock Option Plan. All outstanding awards under the 1997 Stock Option Plan, however, will remain in effect, subject to their respective termination dates. The 2007 Plan reserves 1,300,000 shares of common stock for issuance. The 2007 Plan is administered by the Compensation Committee of the Company’s Board of Directors or such other committee as the Company’s Board of Directors may designate in the future.

The 2007 Plan provides for the grant of the following types of awards, which may be granted either alone or in tandem with, or in addition to, any other award permitted to be granted under the 2007 Plan:

•	Options intended to qualify as incentive stock options under Section 422 of the Code:

•	Nonqualified stock options;

•	Stock appreciation rights;

•	Restricted stock;

•	Deferred stock awards; and

•	Performance awards.

SFAS No. 123R

Prior to January 1, 2006, the Company accounted for options issued under the 1997 Stock Option Plan under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. The Company did not generally recognize stock option expense in its condensed consolidated statements of operations.

As a result of the adoption of SFAS No. 123R on January 1, 2006, the Company’s results for the six-month period ended June 30, 2006 include stock-based compensation expense relating to stock options of approximately $0.2 million (earnings per share of $.02 basic and diluted). The Company’s results for the six-month period ended June 30, 2007 include stock-based compensation expense relating to stock options and deferred stock awards of approximately $0.3 million (earnings per share of $.02 basic and diluted). The Company’s results for the three-month period ended June 30, 2006 include stock-based compensation expense relating to stock options of approximately $0.1 million (earnings per share of $.01 basic and diluted). The Company’s results for the three-month period ended June 30, 2007 include stock-based compensation expense relating to stock options and deferred stock awards of approximately $0.1 million (earnings per share of $.01 basic and diluted). These amounts are included within selling, general, and administrative expenses on the condensed consolidated statements of operations. Options are primarily incentive stock options and typically vest over a period of four years with a five-year contractual life. Dividends are not paid on unexercised options. Deferred stock awards require the Company to deliver shares of Company stock as directed by a vesting schedule, typically one-third after three years from the grant date, one-third after year four, and the remaining one-third after year five. Dividends do not accrue on the nonvested shares and settlement in cash is not currently allowed.

As of June 30, 2007, there existed approximately $0.9 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted average period of 2.3 years.

A summary of the status of the awards granted under the 1997 Stock Option Plan as of June 30, 2007 and changes during the six-month period ended on that date is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	418,909	$14.24
Granted	35,462	27.98
Forfeitures	—	—
Expired	(50,000)	17.88
Exercised	(142,438)	11.03

Outstanding as of June 30, 2007	261,933	$17.15	3.02	$4,451

Vested and unvested expected to vest as of June 30, 2007	253,716	$17.23	3.03	$4,291

Exercisable at June 30, 2007	72,715	$13.80	2.37	$1,479

The total intrinsic value of options exercised during the three- and six-month periods ended June 30, 2006 was approximately $0.5 million and $1.4 million, respectively. The total intrinsic value of options exercised during the three- and six-month periods ended June 30, 2007 was approximately $1.1 million and $2.4 million, respectively.

The per share fair value of options granted under the 1997 Stock Option Plan during 2005, 2006 and 2007 was estimated using the Black-Scholes option-pricing model and the following assumptions:

	2005	2006	2007
Weighted-average grant-date fair value of options granted	$4.50	$5.78	$7.18
Weighted- average expected lives (years)	5.00	3.50	3.47
Risk-free interest rate	3.91%	4.84%	4.50%
Expected dividend yield	2.30%	2.00%	2.00%
Volatility	39.78%	37.00%	34.60%

Expected volatility is based on the historical volatility of the Company’s common stock price. For grants prior to adoption of SFAS 123R, the expected term was based on the contractual life of the option. For the 2006 and 2007 grants, the expected term was derived using the simplified method as allowed by the SEC’s Staff Accounting Bulletin No. 107. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is based upon the current annual dividend rate as computed using the stock price at the option grant date (for grants prior to 2006), adjusted for future expected dividend increases (for 2006 and 2007 grants).

Historically, the Company primarily granted incentive stock options, which did not result in an income tax deduction to the Company unless a disqualifying disposition took place. Consequently, no income tax benefit was recorded on incentive stock options as the options vested or were exercised unless the exercise was a disqualifying disposition. Prior to the adoption of SFAS No. 123R, the Company presented all income tax benefits resulting from the exercise of stock options as operating cash flows in its condensed consolidated statements of cash flows. SFAS No. 123R requires cash flows resulting from excess income tax benefits to be shown as part of cash flows from financing activities. The Company has elected to calculate its initial pool of excess tax benefits pursuant to the method described in FASB’s Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Deferred stock awards result in an income tax deduction to the Company when the employee is taxed as the shares are delivered upon vesting.

Cash received from option exercises for the six-month periods ended June 30, 2006 and 2007 was approximately $1.2 million and $1.5 million, respectively, and is shown as financing cash inflows in the Company’s condensed consolidated statements of cash flows.

A summary of the Company’s nonvested shares issued under the 2007 Plan as of June 30, 2007, and changes during the six–month period ended June 30, 2007 is as follows:

Nonvested Shares	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested as of January 1, 2007	—	$—
Granted	34,599	31.78
Vested	—	—
Forfeited	—	—

Nonvested as of June 30, 2007	34,599	$31.78

As of June 30, 2007, there was approximately $1.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 5.0 years. No awards were vested as of June 30, 2007.

As of June 30, 2007, the Company had approximately 1.6 million shares available for future issuance under the 2007 Plan, including the shares previously available but unissued under the 1997 Stock Option Plan.

Stock

The Company pays a portion of its directors’ fees with stock. Directors’ fees settled with stock are expensed as the service is performed. The number of shares available for settlement is based upon the closing price of the stock on the date of payment and the cash price of the services. For the three- and six-month periods ended June 30, 2006, the Company recognized approximately $29,000 and $45,000, respectively, for the portion of directors’ fees settled in stock. For the three- and six-month periods ended June 30, 2007, the Company recognized approximately $56,000 and $127,000, respectively, for the portion of directors’ fees settled or accrued to be paid in common stock.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

The Company purchases operations consistent with its overall strategy to internalize waste and expand its presence in certain markets in order to reduce administrative costs, and gain route efficiencies, wherever available. If an operation is no longer consistent with the Company’s overall strategy, it may be sold.

Acquisitions

In the six-month period ended June 30, 2007, the Company made three acquisitions totaling $13.9 million to increase its presence in the Atlanta, Georgia market. The first acquisition of approximately $5.3 million related to the purchase of a transfer station and hauling operation in Dallas, Georgia. Additional consideration of up to $2.0 million is contingent upon meeting certain revenue targets and minimum appraisal values from real property and intangible permit valuations. The second acquisition of approximately $8.1 million is related to the purchase of hauling operations also located in Dallas, Georgia. Additionally, the Company purchased a hauling operation in Temple, Georgia for approximately $0.5 million.

The Company made two acquisitions of hauling operations for approximately $4.3 million to increase its presence in its South Carolina market.

The Company made one acquisition for approximately $0.2 million of customer routes to increase its density in its central North Carolina market.

Approximately $0.7 million of the purchase price for these acquisitions has been withheld and accrued as a current liability related to 2007 acquisitions.

The results of these operations have been included in the condensed consolidated financial statements since the respective acquisition dates.

In accordance with SFAS No. 141, Business Combinations, the purchase price of each acquisition has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. These purchase price allocations are preliminary estimates, based on available information and certain assumptions that management believes are reasonable. Accordingly, certain of these purchase price allocations pertaining to acquisitions that occurred within the past twelve months are subject to finalization including but not limited to verification of physical inventories, verification of customer accounts receivable and deferred revenue, and final valuation of definite lived intangible assets. In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets, historical demand and estimates of future demand for its services.

As of June 30, 2007, the recorded purchase price allocation for the 2007 acquisitions was as follows (in thousands):

Tangible assets (liabilities) acquired at fair value:
Accounts receivable	$911
Property and equipment	7,787
Deferred revenue and other	(392)

Total net tangible assets acquired	8,306
Intangible assets acquired at fair value:
Customer lists	1,169
Noncompete agreements and other	51
Goodwill	9,570

Total net assets acquired, at fair value	19,096

Amount of purchase price withheld	(745)

Cash paid for acquisitions	$18,351

Goodwill related to these acquisitions will be deductible for tax purposes.

The following unaudited pro forma results of operations for the six-month periods ended June 30, 2006 and 2007 assume that the acquisitions described above had occurred as of January 1, 2006 (in thousands, except per share data):

	Six Months Ended June 30,
	2006	2007
Total revenues	$168,129	$171,195
Operating income	17,837	24,602
Income from continuing operations	7,852	11,696
Income from discontinued operations	2,279	147

Net income	$10,131	$11,843

Earnings per common share:
Basic:
Income from continuing operations	$0.56	$0.83
Income from discontinued operations	0.17	0.01

Net income	$0.73	$0.84

Diluted:
Income from continuing operations	$0.56	$0.83
Income from discontinued operations	0.17	0.01

Net income	$0.73	$0.84

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future operating results.

Dispositions

In the six-month period ended June 30, 2006, the Company sold a landfill operation in Jacksonville, Florida for approximately $16.2 million. In the first quarter of 2007, the Company received additional consideration for this sale and recognized additional gain of approximately $147,000, net of taxes of approximately $93,000, in its income from discontinued operations.

In the six-month period ended June 30, 2006, the Company disposed of certain hauling operations in the Atlanta, Georgia market for approximately $0.2 million.

There were no dispositions during the six-month period ended June 30, 2007.

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

The results of operations of businesses sold in 2006 that are included in net income for the three- and six-month periods ended June 30, 2006 were reported as discontinued operations as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenues	$27	$1,519
Operating expenses:
Cost of operations	58	1,275
Selling, general and administrative	—	101
Depreciation and amortization	—	127

Income (loss) before income taxes	(31)	16
Income tax provision (benefit)	(11)	7

Income (loss) from discontinued operations (net of income taxes)	$(20)	$9

3. INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill, customer relationships, transfer station permits and noncompete agreements acquired in business combinations. Intangible assets are net of accumulated amortization.

The following table summarizes the activity related to goodwill for the six-month period ended June 30, 2007 (in thousands):

Beginning balance as of January 1, 2007	$97,562
Acquisitions	9,570
Adjustments to prior purchase price allocations	(26)

Ending balance as of June 30, 2007	$107,106

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

Company last completed its annual impairment test as of July 31, 2006 and determined that there was no goodwill impairment.

Other intangible assets consisted of the following at December 31, 2006 and June 30, 2007 (in thousands):

	December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$11,933	$4,931	$7,002
Noncompete agreements	582	253	329
Transfer station permits	78	21	57

Total amortizable intangibles	12,593	5,205	7,388
Non-amortizable intangibles	—	—	—

Total other intangible assets	$12,593	$5,205	$7,388

	June 30, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$13,102	$5,987	$7,115
Noncompete agreements	602	311	291
Transfer station permits	109	29	80

Total amortizable intangibles	13,813	6,327	7,486
Non-amortizable intangibles	14	—	14

Total other intangible assets	$13,827	$6,327	$7,500

Amortization expense of other intangible assets for the three- and six-month periods ended June 30, 2006 was approximately $597,000 and $1,185,000, respectively. For the three- and six-month periods ended June 30, 2007, amortization expense was approximately $559,000 and $1,122,000, respectively. The weighted average amortization period for customer relationships and noncompete agreements is 7.4 years and 5.0 years, respectively. Other intangible assets are amortized on a straight-line or accelerated basis to match the economic benefit received from the asset. No impairment was recognized for intangible assets for the three- and six-month periods ended June 30, 2006 and 2007.

Estimated future amortization expense associated with amortizable other intangible assets at June 30, 2007 is as follows (in thousands):

Year	Amortization Expense
Remainder 2007	$1,159
2008	1,874
2009	1,538
2010	1,148
2011	807
2012	400
Thereafter	560

Total	$7,486

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

Earnings per share was calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Numerator:
Net income	$6,762	$6,080	$10,152	$11,661

Denominator:
Denominator used for basic earnings per share	13,857	14,073	13,809	14,036
Dilutive impact of stock options outstanding	172	109	142	120

Weighted average number of shares outstanding	14,029	14,182	13,951	14,156

Basic earnings per share	$0.49	$0.43	$0.74	$0.83

Diluted earnings per share	$0.48	$0.43	$0.73	$0.82

Antidilutive options to purchase common stock not included in earnings per share calculation	90	—	90	5

5. LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2006 and June 30, 2007 (in thousands):

	December 31, 2006	June 30, 2007
Credit facilities:
Term facility	$17,857	$14,287
Revolving credit facility	99,000	103,500
Bonds	40,355	40,355
Other	—	1,811

Total long-term debt	157,212	159,953
Less current maturities	(7,143)	(12,527)

Long-term debt, net of current maturities	$150,069	$147,426

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

Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the revolver. The amended revolver bears interest at a rate per annum equal to, at the Company’s option, either a Bank of America base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company’s funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0% to 1.0% for base rate borrowings and 1.25% to 2.5% for Eurodollar rate borrowings. The revolver, before and after amendment, requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, and limits on capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2006 and June 30, 2007. The revolver also requires the lenders’ approval of acquisitions in some circumstances.

The average interest rate on outstanding borrowings under the revolver was approximately 6.9% and 6.6% at December 31, 2006 and June 30, 2007, respectively. Availability was approximately $36.6 million under the revolver as of June 30, 2007 after consideration of outstanding letters of credit.

The Company utilizes cash flow hedge agreements to manage a portion of its risks related to fluctuations in interest rates for this revolving credit facility. In March 2004, the Company entered into interest rate swaps to hedge notional debt values of $40.0 million. These swaps were in effect for the period November 2004 through February 2007, each with a fixed interest rate of 2.7%.

Term Facility

The Company has two $25.0 million term facilities with Prudential, of which $14.3 million in the aggregate was outstanding as of June 30, 2007. Principal repayments are due annually on each of the facilities. The Prudential facilities require the Company to maintain financial covenants, such as minimum net worth, and limit its capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2006 and June 30, 2007. Interest on the two Prudential facilities is paid quarterly, based on fixed rates for the two facilities of 7.21% and 7.09%, respectively. Prior to the final scheduled payment in April 2006, the Company had a third $25 million term facility at 7.53% with Prudential.

Bonds

The Company entered into a $9.5 million variable rate bond with Sampson County, North Carolina on September 10, 2003 for the funding of expansion at its landfill in that county. This bond expires in 2023 and is in addition to the Company’s existing $30.9 million Sampson facility, which expires in 2020. Both facilities are backed by a letter of credit issued by Wachovia Bank N.A. as a participating lender under the revolver. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 5.5% and 5.1% at December 31, 2006 and June 30, 2007, respectively.

Other

Included in other long term-debt as of June 30, 2007 is a $1.8 million note payable for financed insurance premiums. The loan is payable in equal monthly installments of approximately $0.4 million with an effective interest rate of 5.75%.

Aggregate principal maturities of long-term debt at June 30, 2007 were as follows (in thousands):

Current	$12,527
13 to 24 months	3,571
25 to 36 months	103,500
37 to 48 months	—
49 to 60 months	—
Thereafter	40,355

Total	$159,953

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was $157.3 million and $160.1 million at December 31, 2006 and June 30, 2007, respectively.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31, 2006 and June 30, 2007 (in thousands):

	December 31, 2006	June 30, 2007
Land, land improvements and buildings	$44,613	$46,187
Landfills and associated land	129,928	133,413
Machinery and equipment	15,838	17,489
Containers	106,994	112,644
Collection vehicles	111,520	107,531
Furniture, fixtures, and office equipment	6,100	6,135
Construction in progress	421	4,051

Total property and equipment	415,414	427,450
Less accumulated depreciation	(197,375)	(201,708)

Property and equipment, net	$218,039	$225,742

Construction in progress includes equipment not placed in service as of the balance sheet date. Landfills and associated land includes land held for development, representing various landfill properties with an aggregate cost of approximately $14.9 million and $16.5 million as of December 31, 2006 and June 30, 2007, respectively.

Depreciation expense (including software amortization) for the three- and six-month periods ended June 30, 2006 and 2007 was approximately $5.8 million and $11.8 million, and $5.9 million and $11.9 million, respectively. Landfill amortization expense was approximately $1.5 million and $3.0 million, and $1.8 million and $3.4 million for the three- and six-month periods ended June 30, 2006 and 2007, respectively.

7. SHAREHOLDERS’ EQUITY

The Company issued 2,643 shares of common stock with a fair value of approximately $71,200 during the six-month period ended June 30, 2007, which was recorded as directors’ fees.

The Company declared a dividend of approximately $1.7 million in the first quarter of 2007 that was paid in April 2007. The Company declared and paid a dividend of approximately $1.7 million in the second quarter of 2007. Under the Company’s amended revolving bank facility, payment of cash dividends is limited to 50% of the trailing twelve months’ net income. Additionally, the Company must meet financial covenants contained in the facility, including covenants relating to minimum net worth and maximum levels of capital expenditures and indebtedness. If the Company is not in compliance with these covenants, or otherwise in default under the facility, it would not be able to pay cash dividends.

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

The Company measured effectiveness of the interest rate swaps by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s credit facility using the change in variable cash flow method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in the condensed consolidated statements of operations as interest expense. The interest rate swaps were fully effective during the six-month period ended June 30, 2006 and until their expiration in February 2007.

The fair value of the Company’s interest rate swap agreements represented the estimated amount the Company would receive or pay to terminate the interest rate swap agreements, taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. The fair value of the interest rate swap agreements represented an asset of approximately $0.3 million at December 31, 2006 and had no value as of June 30, 2007, as they had expired. For the three- and six-month periods ended June 30, 2006 and 2007, the Company had no reclassification adjustments for net charges included in net income.

For the three- and six-month periods ended June 30, 2006, the Company recognized approximately $0.2 million and $0.4 million, respectively, in reduced interest expense related to the interest rate swap agreements within its condensed consolidated statements of income. For the three- and six-month periods ended June 30, 2007, the Company recognized approximately $0 and $0.3 million, respectively, in reduced interest expense related to the interest rate swap agreements within its condensed consolidated statements of income.

Commodity Contracts

The Company enters into commodity contracts to hedge its cash received from the sale of old corrugated cardboard (“OCC”). The notional amounts hedged under these agreements represent approximately 43% of the Company’s expected volume for 2007. The fair value of the Company’s commodity contracts was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity contracts, taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity agreements represented liabilities of $0.2 million and $0.9 million at December 31, 2006 and June 30, 2007, respectively. In the six-month periods ended June 30, 2006 and 2007, the OCC contracts were not designated as accounting hedges. The Company recognized $0.2 million and $0.9 million of loss as service revenue for changes in the fair value of the OCC contracts within its condensed consolidated statements of operations for the three-and six-month periods ended June 30, 2006, respectively. The Company recognized $0.4 million in income and $0.7 million of loss as service revenue for changes in the fair value of the OCC contracts within its condensed consolidated statements of operations for the three-and six-month periods ended June 30, 2007, respectively.

The Company has used heating oil option agreements to manage a portion of its exposure to fluctuations in diesel fuel oil prices. To date, such agreements have not been significant to the Company’s financial condition and results of operations. The fair value of the Company’s fuel commodity contracts was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity contracts, taking into consideration the difference between the contract value of the fuel volume and values currently quoted for agreements of similar term and maturity. The fair value of the agreements represented an asset of approximately $2,000 and $0 at December 31, 2006 and June 30, 2007, respectively.

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

In addition, the Company has identified the following matters, which could have a material impact on the Company’s financial position or results of operations:

The City of Chesapeake, et al v. Camden County, et al, Superior Court of Camden County, Docket No. 05 CVS 95

Black Bear Disposal, LLC (“Black Bear”), one of the Company’s wholly owned subsidiaries, entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002. The Franchise Agreement gives Black Bear the exclusive right to build and operate a municipal solid waste landfill in the County, on a tract of approximately 1,000 acres. On November 3, 2005, the City of Chesapeake, Virginia, 13 individuals and a limited partnership alleging to own property in the vicinity of the proposed landfill, and the Camden Citizens Action League, Inc. filed suit in Camden County Superior Court against Camden County, the Board of Commissioners of Camden County, the five Camden County Commissioners and the County Manager in both their official and individual capacities, and Black Bear. In their complaint, the plaintiffs seek a number of judicial determinations, including a declaration that the Franchise Agreement and underlying Franchise Ordinance are void, that certain prerequisites to the approval of the Franchise Ordinance and execution of the Franchise Agreement were not met, and that certain prerequisites to Black Bear’s permit application to the North Carolina Department of Environment and Natural Resources (“DENR”) were not met. The defendants, including Black Bear, filed Motions to Dismiss, Answer, Affirmative Defenses and Counterclaims on January 19, 2007, moving to dismiss the plaintiffs’ complaint on the basis of the applicable statutes of limitation, the failure to join a necessary party, lack of subject matter and personal jurisdiction, sovereign and governmental immunity, lack of standing, and the failure to exhaust administrative remedies, denying many of the factual allegations of the plaintiffs’ complaint, and raising as affirmative defenses the applicable statutes of limitation, the terms of a November 22, 2004 Nondisclosure Agreement between the Company and the Southeastern Public Service Authority of Virginia (“SPSA”), in which SPSA, for itself and its members (Chesapeake is a member of SPSA), had agreed not to interfere with or oppose the Company’s plans for a landfill in Camden County, and the doctrines of estoppel, waiver, release, sovereign, governmental and legislative immunities, laches, and the failure to exhaust administrative remedies. The defendants’ counterclaims included claims that the plaintiffs had tortiously interfered with Black Bear’s Franchise Agreement, that Chesapeake had breached the Nondisclosure Agreement, and that Chesapeake had misused Black Bear’s confidential information in violation of the Nondisclosure Agreement and the North Carolina Trade Secrets Protection Act. In the counterclaims, the defendants, including Black Bear, sought the damages suffered as a result of plaintiffs’ tortious interference, and Chesapeake’s breach of the Nondisclosure Agreement and misuse of confidential information, including damages in excess of $3,000,000 per year for any delay in the opening of the proposed landfill. The plaintiffs filed Motions to Dismiss, Strike, Separate Claims, Answer, Affirmative Defenses and Motion to Amend Complaint in response to defendants’ counterclaims, arguing that the counterclaims should be dismissed or stricken, or, in the alternative, separated for trial, and that plaintiffs should be given leave to amend their complaint to add Waste Industries USA, Inc. as a party, given Waste’s agreement to be considered a co-permittee on the landfill, with Black Bear.

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

The matter is now in discovery on the plaintiffs’ claims and the defendants’ counterclaims, including written discovery and the depositions of the various party and third-party witnesses. The defendants anticipate renewing the arguments underlying their Motion to Dismiss in a Motion for Summary Judgment at the close of discovery.

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

The Franchise Agreement gives Black Bear until November 4, 2007 to open the landfill. Given the litigation brought by Chesapeake and passage of the moratorium (discussed below), the County on April 16, 2007 adopted an Ordinance authorizing a five-year extension on the November 4, 2007 date in return for consideration to the County totaling $450,000, which will be paid through a transfer of property. In accordance with the Ordinance, the County, the Company and Black Bear entered into an Amended and Restated Franchise Agreement, effective April 16, 2007, pursuant to which they also agreed that the service area will be decreased to include only the states of North Carolina, Virginia, Maryland, New Jersey, New York, Connecticut and Massachusetts, and the estimated life of the landfill is 27 years (based on an assumed volume of waste of 10,000 tons a day). The Amended and Restated Franchise Agreement may need to be modified to address issues raised in the Chesapeake litigation and the new North Carolina legislation discussed below.

In July 2006, the North Carolina legislature enacted a one-year moratorium on permits for new landfills. The moratorium ran from August 1, 2006 to August 1, 2007. The legislation that imposed the moratorium also required the Environmental Review Commission, with the assistance of the Division of Waste Management of the DENR, to study ways to reduce the amount of solid waste disposed of in North Carolina and measures concerning, among other things, financial responsibility requirements, franchise and local government requirements, and siting, design and operational requirements for solid waste landfills in the state.

As a result of those studies, on August 2, 2007, the North Carolina legislature approved legislation that regulates new landfills. The law prohibits a new landfill from being constructed within five miles of a national wildlife refuge, two miles of a state park or one mile of a state game land. The new legislation also requires any landfill to be set back at least 200 feet from streams, as opposed to the prior 50 foot requirement. The Black Bear landfill site is within approximately 3,000 feet of a national wildlife refuge. The Company is analyzing the impact of the new legislation on the Black Bear project.

If, as a result of the legislation, the landfill cannot be constructed as planned, the Company would have to charge off that portion of the project’s book value that exceeded its fair value. Fair value would include any reimbursement that the Company expects to receive from the state, as discussed below. At June 30, 2007, the book value of the project was approximately $13.3 million, including approximately $8.7 million in land purchase costs. While such an impairment charge would not have a material adverse effect on the Company’s cash flows, it could have a material adverse impact on its earnings for the period in which the charge is taken.

The new legislation provides that companies that had pending landfill applications as of August 1, 2007 and whose landfills are impacted by the setback provisions in the new legislation can apply for a reimbursement of the reasonable costs of the preparation of the application incurred prior to August 2006, including site plans, engineering and construction plans, geologic and hydrologic investigations and closure and post-closure plans. The reimbursement funds would come from a tax imposed by the legislation of $2.00 per ton on all solid waste disposed of in North Carolina landfills, beginning on July 1, 2008. The Company is analyzing the amount of reimbursement for which it could be eligible.

The Company is reviewing all options and remedies available to it to either continue developing the Black Bear landfill or recover its investment in the project.

Other

The Company has unconditional purchase obligations for the remainder of 2007 of approximately $18.9 million which represents capital expenditures obligated under purchase order agreements, primarily collection vehicles, landfill development, and landfill equipment.

At December 31, 2006 and June 30, 2007, the Company had irrevocable letters of credit totaling approximately $59.9 million. At December 31, 2006 and June 30, 2007, no amounts were drawn under the outstanding letters of credit.

10. RELATED PARTY TRANSACTIONS

Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, is a member of a limited liability company that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space. The lease was entered into in June 1999 with a term of 10 years. Rental expense related to this lease, including operating escalation costs, was approximately $156,000 and $175,000 for the three-month periods ended June 30, 2006 and 2007, respectively. Rental expense related to this lease, including operating escalation costs, was approximately $334,000 and $368,000 for the six-month periods ended June 30, 2006 and 2007, respectively. Rent expense for this facility is included in selling, general and administrative expenses. Management believes that the lease is on terms comparable to those with unrelated third parties.

The Company leases aircraft from time to time from two companies, one owned in part by Lonnie C. Poole, Jr., the Company’s founder and Chairman of the Board of Directors, and one owned in part by Lonnie C. Poole, III, the Company’s Vice President, Corporate Development. Payments paid to the company partly owned by Lonnie C. Poole, Jr. for rental of such aircraft was $0 and $3,000 for the three and six-month periods ended June 30, 2006, respectively. There were no payments for the same periods in 2007. The amounts paid to the company partly owned by Lonnie C. Poole, III was $4,000 and $7,000 for the three- and six-month period ended June 30, 2006. Payments for the three- and six-month periods ended June 30, 2007 was $0 and $20,000, respectively. Management believes that the lease terms are comparable to those with unrelated third parties.

11. LANDFILLS

As of June 30, 2007, the Company owned or operated under life-of-site operating agreements nine landfills with total available disposal capacity of approximately 114.9 million cubic yards. Total available disposal capacity includes estimated permitted airspace plus an estimate of the expansion airspace that the Company believes has a probable likelihood of being permitted.

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

The Company uses financial surety bonds for landfill closure and post-closure financial assurance required under applicable environmental regulations. As of June 30, 2007, the Company had approximately $25.2 million in surety bonds to satisfy these requirements.

Capitalized landfill costs include expenditures for land, permitting costs, cell construction costs and environmental structures. Capitalized permitting and cell construction costs are limited to direct costs relating to these activities, including legal, engineering and construction costs associated with excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection and monitoring systems, installation of groundwater monitoring wells and other costs associated with the development of the site. Capitalized landfill costs also include final capping, closure and post-closure assets accrued in accordance with SFAS No. 143, as discussed above.

Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed in service or if the construction activity is suspended for more than a brief period of time. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. The Company capitalized approximately $0.2 million and $0.5 million of interest for the three- and six-month periods ended June 30, 2006, respectively. The Company capitalized approximately $0.2 million and $0.4 million of interest for the three- and six-month periods ended June 30, 2007, respectively.

Costs related to acquiring land, excluding the estimated residual value of non-permitted, non-buffer land, and costs related to permitting and cell construction are depleted as airspace is consumed using the units-of-consumption method.

Landfill assets consisted of the following as of December 31, 2006 and June 30, 2007, respectively (in thousands):

	December 31, 2006	June 30, 2007
Landfill assets	$129,928	$133,413
Accumulated landfill airspace amortization	(30,146)	(33,493)

Net landfill assets	$99,782	$99,920

Liabilities for landfill final capping, closure and post-closure obligations as of December 31, 2006 and June 30, 2007 were as follows (in thousands):

	December 31, 2006	June 30, 2007
Final capping	$6,556	$7,367
Closure/post-closure	546	599

Total liabilities	$7,102	$7,966

Current portion	$755	$42
Long-term	6,347	7,924

Total liabilities	$7,102	$7,966

The changes to landfill liabilities were as follows for the six-month periods ended June 30, 2006 and 2007 (in thousands):

	2006	2007
Beginning balance	$6,780	$7,102
Obligations incurred	653	722
Obligations settled	(664)	(166)
Accretion expense	538	271
Change in estimate	(83)	37
Discontinued operations	(523)	—

Ending balance	$6,701	$7,966

12. MARKETABLE SECURITIES

As of December 31, 2006 and June 30, 2007, the Company owned marketable securities with a fair market value of approximately $0.8 million and $1.2 million, respectively, included in a “rabbi trust” for its deferred compensation plan. The marketable securities are classified as trading securities and their fair value is included in “Other noncurrent assets” in the Company’s condensed consolidated balance sheet at June 30, 2007. Please refer to Note 12 of the Company’s Annual Report on Form 10-K for more information regarding the deferred compensation plan. For the three-and six-month periods ended June 30, 2006, the Company recognized approximately $2,000 and $4,000, respectively, in net unrealized holding gains related to these assets. For the three-and six-month periods ended June 30, 2007, the Company recognized approximately $67,000 and $81,000, respectively, in net unrealized holding gains related to these assets. Changes in the fair value of the assets are recorded as investment income or loss.

13. INCOME TAXES

The Company adopted the provisions of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions was a liability of $8.4 million resulting from unrecognized tax benefits. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $2.3 million through a non-cash charge to retained earnings. The liability for uncertain tax positions is reported as long-term as of June 30, 2007 in the Company’s condensed consolidated balance sheets.

If recognized, approximately $2.7 million of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statement of income. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

The Company recognizes accrued interest and penalties related to uncertain tax positions in federal income tax expense. As of January 1, 2007, the Company had accrued approximately $1.7 million for the payment of tax-related interest and penalties. For the three- and six-month periods ended June 30, 2007, the Company recognized approximately $74,000 and $161,000 of expense for estimated taxes and penalties relating to these uncertain tax positions within income tax expense.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

14. SUBSEQUENT EVENTS

On August 2, 2007, the North Carolina legislature approved legislation that requires, among other things, stringent limitations on landfill siting. The new legislation provides that companies with pending landfill applications as of August 1, 2007 are subject to this new legislation. Black Bear Disposal, LLC (“Black Bear”) one of the Company’s wholly owned subsidiaries, entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002 for the exclusive right to build and operate a municipal solid waste landfill and is currently in the development phase. The Company is reviewing all options and remedies available to it to either continue developing the Black Bear landfill or recovering its investment in the project. See Note No. 9, Commitments and Contingencies, for more details.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Relating to Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Some matters discussed in this Management’s Discussion and Analysis are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated, including the development and operation of landfills, regulatory permitting processes, fuel prices, general economic conditions, our ability to manage growth, the availability and integration of acquisition targets, impairment of goodwill, competition, the cost of complying with the Sarbanes-Oxley Act , geographic concentration, weather conditions, government regulation and others set forth in our Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a regional, vertically integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Georgia and Tennessee providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At June 30, 2007, we operated 35 collection operations, 29 transfer stations, approximately 72 county convenience drop-off centers, 12 recycling facilities and nine landfills in the southeastern United States serving more than 700,000 municipal, residential, commercial and industrial service locations.

We had revenues of $82.6 million and operating income of $9.6 million for the three-month period ended June 30, 2006, and revenues of $86.1 million and operating income of $12.5 million for the three-month period ended June 30, 2007. We had revenues of $161.7 million and operating income of $17.4 million for the six-month period ended June 30, 2007 and revenues of $167.4 million and operating income of $23.9 million for the six-month period ended June 30, 2007.

Our presence in growth markets in the southeastern United States has supported our internal growth. In addition, from 1990 through June 30, 2007, we acquired 112 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern United States and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our route density should improve, which we expect will increase our collection efficiencies and profitability.

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

We have implemented a fuel surcharge program, based upon a regional fuel index, that is designed to pass to our customers appropriate increases in fuel prices. However, competitive factors may require us to absorb at least a portion of these fuel cost increases, particularly during periods of cost volatility.

At June 30, 2007, we operated approximately 72 convenience collection sites under contract with nine counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At June 30, 2007, we also operated 12 recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper and old corrugated cardboard. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by entering into hedging instruments. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve. We do not believe that our recycling services revenue is material, nor do we currently expect this revenue stream to be material to our results from operations, cash flows or capital expenditures in the foreseeable future.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At June 30, 2007, we owned or operated 29 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At June 30, 2007, we operated nine landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the containers and compactors that we resell.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our estimated allowance for doubtful accounts is based upon historical collection trends, type of customer, such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The allowance for doubtful accounts was $1.7 million at December 31, 2006 and $1.2 million at June 30, 2007. Additionally, we reserved approximately $0.4 million and $0.3 million related to one customer as of December 31, 2006 and June 30, 2007, respectively.

Self-Insurance Reserves

We assume the risks for medical, dental, workers compensation, and casualty insurance exposures up to certain loss thresholds set forth in separate insurance contracts. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from third-

party experts. The insurance accruals are influenced by our past claims experience factors, which have a limited history. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. The frequency and amount of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to incur additional costs in future periods associated with prior year claims.

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

In the United States, the closure and post-closure obligations are established by the Environmental Protection Agency, or EPA, under its Subtitles C and D Regulations, as implemented and applied on a state-by-state basis. The costs to comply with these obligations could increase in the future as a result of legislation or regulation.

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

While the precise amounts of these future obligations cannot be determined, at June 30, 2007, we estimate total landfill closure and post-closure costs of approximately $8.0 million for the airspace consumed to date. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. We had accrued approximately $7.1 million for such projected costs as of December 31, 2006 and subsequently paid approximately $0.2 million in the six-month period ended June 30, 2007. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations.

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

Three-Month Period Ended June 30, 2007 vs. Three-Month Period Ended June 30, 2006

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed consolidated statements of income.

	Three Months Ended June 30,
	2006	2007	change
Service revenues	99.7%	99.7%	0.0%
Equipment sales	0.3%	0.3%	0.0%

Total revenues	100.0%	100.0%	0.0%

Operations	66.2%	63.1%	-3.1%
Equipment sales	0.2%	0.2%	0.0%
Selling, general and administrative	12.8%	13.5%	0.7%
Depreciation and amortization	9.6%	9.6%	0.0%
Gain on sale of property, equipment and other assets	-0.5%	-0.9%	-0.4%
Impairment of property and equipment and other assets	0.0%	0.0%	0.0%

Operating income	11.7%	14.5%	2.8%
Interest expense, net of interest income	2.8%	2.8%	0.0%
Other income	-0.1%	-0.1%	0.0%

Income from continuing operations before income tax expense	9.0%	11.8%	2.8%

Income tax expense	3.5%	4.7%	1.2%

Income from continuing operations	5.5%	7.1%	1.6%

Income from discontinued operations	2.7%	0.0%	-2.7%

Net income	8.2%	7.1%	-1.1%

Total revenues attributable to services provided are as follows (dollars in thousands):

	Three Months Ended June 30,
	2006	2007	change	% change
Collection:
Industrial	$22,984	$22,883	$(101)	-0.4%
Commercial	22,995	23,813	818	3.6%
Residential	18,121	19,532	1,411	7.8%
Disposal and transfer	11,983	12,816	833	7.0%
Recycling service	1,200	1,109	(91)	-7.6%
Recycled commodity sales	922	1,831	909	98.6%
Convenience sites	1,618	1,694	76	4.7%
Other	2,517	2,198	(319)	-12.7%

Total service revenues	$82,340	$85,876	$3,536	4.3%

REVENUES. Total revenues increased approximately $3.5 million, or 4.3%, for the three-month period ended June 30, 2007, compared to the same period in 2006. This increase was due primarily to increases in commercial revenue of $0.8 million or 3.6%, residential revenue of $1.4 million or 7.8%, recycling commodity sales of $0.9 million or 98.6% and disposal and transfer revenue of $0.8 million or 7.0%.

The following table provides the components of service revenue growth (excluding equipment sales revenue) for the three-month period ended June 30, 2007:

SERVICE REVENUE GROWTH	June 30, 2007
Price	3.5%
Volume	-2.7%
Energy surcharge	-0.2%

Total internal growth	0.6%
Commodities	1.0%
Acquisitions	2.7%

Total service revenue growth	4.3%

Our strategy to price our services to cover increasing costs has resulted in higher overall revenue growth. Our volume declined primarily in the roll-off segment, due in large part to loss of some municipal contracts in late 2006, as well as a softening in the temporary roll-off environment, which is tied to construction projects. Our energy surcharge declined, consistent with an overall decrease in fuel prices, which slowed during the period.

COST OF OPERATIONS. Cost of operations (including cost of equipment sales) decreased $0.3 million, or 0.5%, for the three-month period ended June 30, 2007, compared to the same period in 2006. Cost of operations as a percentage of total revenue decreased to 63.3% from 66.4% for the three-month periods ended June 30, 2007 and 2006, respectively. The following table provides the components of the costs of operations as a percentage of revenues for the three-month period ended June 30, 2007, compared with the same period in 2006.

	2006	2007	change
Labor and related benefits	20.6%	20.1%	-0.5%
Landfill fees, transfer and disposal	24.4%	22.3%	-2.1%
Fuel	6.2%	5.7%	-0.5%
Repairs and maintenance—fleet	6.3%	6.6%	0.3%
Casualty and workers compensation insurance	4.5%	4.3%	-0.2%
Other	4.4%	4.3%	-0.1%

Total cost of operations	66.4%	63.3%	-3.1%

Disposal costs continue to decrease as a percentage of revenue as more of the waste we collect is disposed into our landfills. Our internalization rate grew from 22.8% for the three-month period ended June 30, 2006 to

26.5% for the same period in 2007. Labor costs as a percentage of revenue decreased, reflecting productivity improvements and leveraging of reroutes. Fuel costs decreased approximately 3% on a per-gallon basis for the three-month period ended June 30, 2007, compared to the same period in 2006, consistent with the decrease in the energy surcharge mentioned above.

SELLING GENERAL AND ADMINISTRATIVE (“SG&A”). SG&A increased approximately $1.1 million, or 10.3%, for the three-month period ended June 30, 2007, compared with the same period in 2006 (in thousands):

	2006	2007	change
Labor and related benefits	$6,170	$6,492	$322
Provision for doubtful accounts, net of recoveries	144	661	517
Professional fees	908	924	16
Casualty and workers compensation insurance	227	289	62
Rent	539	534	(5)
Other	2,564	2,738	174

Total SG&A	$10,552	$11,638	$1,086

Labor and benefits increased due to headcount, incentive compensation, recruiting and employment costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes:

•	depreciation of property and equipment on a straight-line basis from three to 30 years;

•	amortization of landfill costs on a units-of-consumption basis as the landfill airspace is consumed;

•	amortization of landfill asset retirement costs as the landfill airspace is consumed; and

•	amortization of intangible assets with a definite life over five to 10 years, using either a 200% declining balance approach or straight-line basis, based on the economic benefit we expect to receive.

Depreciation and amortization expense increased approximately $0.3 million for the three-month period ended June 30, 2007, compared to the same period in 2006.

INTEREST EXPENSE. Interest expense (net of interest income) increased approximately $0.1 million for the three-month period ended June 30, 2007, compared to the same period in 2006.

INCOME TAX EXPENSE. The effective income tax rate increased to 40% in the three-month period ended June 30, 2007 from a rate of 38.8% in the same period in 2006 due primarily to a higher estimated tax rate.

INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased $1.6 million, or 34.8%, for the three-month period ended June 30, 2007, compared to the same period in 2006. The increase was primarily due to higher operating income on increased service revenues.

DISCONTINUED OPERATIONS. In April 2006, we disposed of a landfill operation and recognized approximately $2.3 million in gain on the sale for the three-month period ended June 30, 2006. There were no operations discontinued in 2007.

NET INCOME. Net income decreased approximately $0.7 million, or 10.1%, to $6.1 million in the three-month period ended June 30, 2007. This decrease was due to the gain recognized on the sale of discontinued operations in the same period in 2006.

Six-Month Period Ended June 30, 2007 vs. Six-Month Period Ended June 30, 2006

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed consolidated statements of income.

	Six Months Ended June 30,
	2006	2007	change
Service revenues	99.7%	99.7%	0.0%
Equipment sales	0.3%	0.3%	0.0%

Total revenues	100.0%	100.0%	0.0%

Operations	65.7%	62.2%	-3.5%
Equipment sales	0.2%	0.1%	-0.1%
Selling, general and administrative	13.7%	14.0%	0.3%
Depreciation and amortization	9.9%	9.8%	-0.1%
Gain on sale of property, equipment and other assets	-0.2%	-0.4%	-0.2%
Impairment of property and equipment and other assets	0.0%	0.0%	0.0%

Operating income	10.7%	14.3%	3.6%

Interest expense, net of interest income	2.9%	2.9%	0.0%
Other income	-0.1%	-0.1%	0.0%

Income from continuing operations before income tax expense	7.9%	11.5%	3.6%

Income tax expense	3.0%	4.6%	1.6%

Income from continuing operations	4.9%	6.9%	2.0%

Income from discontinued operations	1.4%	0.1%	-1.3%

Net income	6.3%	7.0%	0.7%

Total revenues attributable to services provided are as follows (dollars in thousands):

	Six Months Ended June 30,
	2006	2007	change	% change
Collection:
Industrial	$45,120	$44,707	$(413)	-0.9%
Commercial	45,285	46,972	1,687	3.7%
Residential	36,572	39,334	2,762	7.6%
Disposal and transfer	23,025	24,365	1,340	5.8%
Recycling service	2,434	2,211	(223)	-9.2%
Recycled commodity sales	1,229	2,149	920	74.9%
Convenience sites	3,218	3,346	128	4.0%
Other	4,417	3,902	(515)	-11.7%

Total service revenues	$161,300	$166,986	$5,686	3.5%

REVENUES. Total revenues increased approximately $5.7 million, or 3.5%, for the six-month period ended June 30, 2007, compared to the same period in 2006. This increase was due primarily to increases in commercial revenue of $1.7 million or 3.7%, residential revenue of $2.8 million or 7.6%, recycling commodity sales of $1.0 million or 74.9% and disposal and transfer revenue of $1.3 million or 5.8%.

The following table provides the components of service revenue growth (excluding equipment sales revenue) for the six-month period ended June 30, 2007:

SERVICE REVENUE GROWTH	June 30, 2007
Price	3.7%
Volume	-3.0%
Energy surcharge	-0.2%

Total internal growth	0.5%
Commodities	0.6%
Acquisitions	2.4%

Total service revenue growth	3.5%

Our strategy to price our services to cover increasing costs has resulted in higher overall revenue growth. Our volume declined primarily in the roll-off segment, due in large part to loss of some municipal contracts in late 2006, as well as a softening in the temporary roll-off environment, which is tied to construction projects, which slowed during the period. Our energy surcharge declined, consistent with an overall decrease in fuel prices.

COST OF OPERATIONS. Cost of operations (including cost of equipment sales) decreased $2.1 million, or 2.0%, for the six-month period ended June 30, 2007, compared to the same period in 2006. Cost of operations as a percentage of total revenue decreased to 62.4% from 65.9% for the six-month periods ended June 30, 2007 and 2006, respectively. The following table provides the components of the costs of operations as a percentage of revenues for the six-month period ended June 30, 2007, compared with the same period in 2006.

	2006	2007	change
Labor and related benefits	20.7%	20.4%	-0.3%
Landfill fees, transfer and disposal	24.0%	21.6%	-2.4%
Fuel	5.8%	5.4%	-0.4%
Repairs and maintenance—fleet	6.5%	6.8%	0.3%
Casualty and workers compensation insurance	4.4%	3.7%	-0.7%
Other	4.5%	4.5%	0.0%

Total cost of operations	65.9%	62.4%	-3.5%

Disposal costs continue to decrease as a percentage of revenue as more of the waste we collect is disposed into our landfills. Casualty and workers compensation insurance costs are lower due to favorable insurance pricing as well as an improved experience rating. Fuel costs decreased on a per-gallon basis for the six-month period ended June 30, 2007, compared to the same period in 2006, consistent with the decrease in the energy surcharge mentioned above.

SELLING GENERAL AND ADMINISTRATIVE (“SG&A”). SG&A increased approximately $1.2 million, or 5.4%, for the six-month period ended June 30, 2007, compared with the same period in 2006 (in thousands):

	2006	2007	change
Labor and related benefits	$12,081	$13,222	$1,141
Provision for doubtful accounts, net of recoveries	610	978	368
Professional fees	3,020	2,498	(522)
Casualty and workers compensation insurance	481	575	94
Rent	1,116	1,032	(84)
Other	4,918	5,128	210

Total SG&A	$22,226	$23,433	$1,207

The decrease in professional fees is due primarily to reduced reliance on external resources for Sarbanes-Oxley compliance as we now utilize more internal personnel. Labor and benefits increased primarily due to headcount, incentive compensation, recruiting and employment costs.

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

Depreciation and amortization expense increased $0.4 million for the six-month period ended June 30, 2007, compared to the same period in 2006.

INTEREST EXPENSE. Interest expense (net of interest income) decreased insignificantly in the six-month period ended June 30, 2007.

INCOME TAX EXPENSE. The effective income tax rate increased to 40.2% for the six-month period ended June 30, 2007 from a rate of 38.1% in the same period in 2006 due primarily to a higher estimated tax rate.

INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased $3.6 million, or 46.2%, for the six-month period ended June 30, 2007, compared to the same period in 2006. The increase was primarily due to higher operating income on increased service revenues.

DISCONTINUED OPERATIONS. In April 2006, we disposed of a landfill operation and recognized approximately $2.3 million in gain, net of income taxes, on the sale for the six-month period ended June 30, 2006. For the six-month period ended June 30, 2007, we recognized an additional gain of approximately $0.1 million, net of income taxes, related to additional consideration for the April 2006 sale.

NET INCOME. Net income increased $1.5 million, or 14.9%, to $11.7 million in the six-month period ended June 30, 2007. This increase was primarily due to higher gross margin, partially offset by a higher income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at June 30, 2007 was a negative $6.8 million and a negative $0.1 million at December 31, 2006. The negative amounts were primarily the result of using cash generated from operations for capital expenditures and acquisitions, both long-term assets. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facility, minimize our cash balances, and to pay cash dividends to our shareholders. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2007.

We have a revolving credit agreement with a syndicate of lending institutions for which Bank of America acts as agent. This $200 million credit facility, which can be increased to $300 million with the lenders’ approval, runs through October 2009.

Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential Insurance shares in the collateral pledged under the revolver. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The revolver bears interest at a rate per annum equal to, at our option, either a Bank of America base rate or at the Eurodollar rate (LIBOR) plus, in each case, a percentage rate that fluctuates, based on our leverage ratio, from 0% to 1.0% for base rate borrowings and 1.25% to 2.5% for LIBOR rate borrowings. The revolver requires us to maintain financial covenants and satisfy other requirements, such as minimum net worth, and limits on our capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. We were in compliance with these financial covenants as of December 31, 2006 and June 30, 2007.

As of June 30, 2007, an aggregate of approximately $103.5 million was outstanding under the revolver, with an average interest rate on outstanding borrowings of approximately 6.6%. Availability under this facility was approximately $36.6 million as of June 30, 2007 after consideration of outstanding letters of credit.

We have two $25.0 million term facilities with Prudential, of which $14.3 million in the aggregate was outstanding as of June 30, 2007. Principal repayments are due annually on each of the facilities. The Prudential facilities require us to maintain financial covenants, such as minimum net worth, and limit our capital expenditures and indebtedness. We were in compliance with these financial covenants as of December 31, 2006 and June 30, 2007. Interest on the two Prudential facilities is paid quarterly, based on fixed rates for the two facilities of 7.21% and 7.09%, respectively.

On September 10, 2003, we entered into a $9.5 million income tax exempt variable rate bond with Sampson County, North Carolina for the funding of expansion at our landfill in that county. This bond payable was in addition to our existing $30.9 million Sampson facility. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. under our Bank of America syndication. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 5.5% and 5.1% at December 31, 2006 and June 30, 2007, respectively.

As of June 30, 2007, we had the following contractual obligations and commercial commitments (in thousands):

PAYMENTS DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Other
Long-term debt (1) (2)	$203,855	$22,125	$119,827	$4,108	$57,795	$—
Expected landfill liabilities (3)	7,966	42	7,924	—	—	—
Disposal agreements (4)	1,228	803	425	—	—	—
Purchase commitments (5)	18,942	18,942	—	—	—	—
Operating leases (6)	6,175	2,275	1,615	185	2,100	—
Capital leases (7)	312	214	90	8	—	—
Tax contingency reserves (8)	10,219	—	—	—	—	10,219

Total contractual obligations	$248,697	$44,401	$129,881	$4,301	$59,895	$10,219

(1)	Includes recorded principal amounts outstanding as of June 30, 2007 of $103.5 million under our revolver, $14.3 million under the Prudential term facilities, and $40.4 million under the Sampson bond facilities. Our revolver allows us to borrow up to $200.0 million, with further expansion capacity available upon lenders’ approval, provided we are in compliance with the facility’s loan covenants. Includes projected interest assuming the various debt facilities are held to maturity at current rates.
(2)	As disclosed in Note 8 of our unaudited condensed consolidated financial statements, we entered into various interest rate swaps, which fixed the interest rate for a portion of our debt through February 2007. Additionally, we have entered into commodity contracts to hedge our recycling revenue received for old corrugated cardboard. The commodity contracts have a term of three years. The fair values of the cardboard commodity contracts were recorded on our consolidated balance sheets as a liability of approximately $0.9 million as of June 30, 2007. The above table does not include any obligations for these arrangements.
(3)	Liabilities are based on current costs and include capping, closure, post-closure and environmental remediation costs. These costs represent the expected landfill liabilities we will incur for final capping, closure and post-closure for the airspace consumed to date. We will recognize additional liabilities for these types of costs as airspace is consumed in each landfill. These obligations are recorded in our condensed consolidated balance sheets.
(4)	Agreements whereby we agree to deliver a minimum amount of waste at a set rate. These obligations are recorded in our condensed consolidated balance sheets based on actual volume.
(5)	Represents purchase obligations not yet recorded on our condensed consolidated balance sheets.
(6)	Represents future minimum lease payments under our existing operating leases. These payments are not recorded as obligations in our condensed consolidated balance sheets with the exception of any deferred rental credits due to lease escalation clauses.
(7)	Includes recorded principal amounts outstanding as of June 30, 2007 of $0.3 million under capital lease agreements as well as anticipated interest payments based on interest terms stated in the lease agreements.

(8)	Includes recorded tax contingency reserves related to adoption of FIN 48 (see Note 13 to our unaudited condensed consolidated financial statements) that may not be future cash obligations to us.

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

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

(in thousands)

Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit	$18,036	$18,036	$—	$—
Performance bonds	33,741	31,407	2,334	—

Total commercial commitments	$51,777	$49,443	$2,334	$—

Net cash provided by operating activities totaled $32.6 million for the six-month period ended June 30, 2007 and consisted primarily of net income of $11.7 million plus non-cash adjustments such as depreciation and amortization of $18.6 million and net changes in assets/liabilities of $2.3 million.

For the six-month period ended June 30, 2007, net cash used in investing activities was $31.2 million. Of this, $18.4 million was used for business acquisitions and $13.8 million was used for capital expenditures, of which $12.0 million was for containers and collection vehicles.

For the six-month period ended June 30, 2007, capital expenditures were $13.8 million, compared to $21.1 million for the same period in 2006. Including property and equipment purchased as part of business acquisitions, capital expenditures for the six-month periods ended June 30, 2006 and 2007 would have been $22.5 million and $21.6 million, respectively. We currently expect capital expenditures for 2007 to be approximately $41.0 million to $42.0 million. In 2007, approximately $14.0 million of the expected capital expenditures are earmarked for landfill site and cell construction and $6.0 million for landfill equipment and related facilities. We have funded and expect to fund our 2007 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot currently be determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal businesses, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

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

For the six-month period ended June 30, 2007, net cash used in financing activities was $2.9 million, which primarily included payment of dividends and debt repayment, partially offset by approximately $1.5 million as a result of stock option exercises.

Cash flows from operations discontinued in 2006 have not been presented separately in our condensed consolidated statements of cash flows. The impact of these dispositions on prior year operating, financing, and investing activities was insignificant.

At June 30, 2007, we had approximately $160.2 million of long-term and short-term borrowings outstanding (including capital leases) and approximately $51.8 million in letters of credit including performance bonds. The ratio of our total debt (including capital leases) to total capitalization was 51.0% at June 30, 2007, compared to 51.9% as of December 31, 2006.

We report our financial results in accordance with generally accepted accounting principles, or GAAP. However, certain GAAP measures include non-recurring or otherwise unusual items that management does not believe reflect fundamental business performance. We believe it is sometimes appropriate to exclude such items and present non-GAAP measures to provide additional meaningful comparisons between periods. Free cash flow is considered a non-GAAP financial measure. We define free cash flow as cash flows from operating activities less capital expenditures plus proceeds from the sale of property and equipment and other assets. Free cash flow does not represent, and should not be considered as, an alternative to cash flows from operating, investing and financing activities, each as determined in accordance with GAAP. Our definition of free cash flow might not be comparable to a similarly titled measure reported by other companies. We have included information concerning free cash flow because we believe it provides additional information for determining our ability to meet debt service requirements and that this measure is an indicator upon which our lenders, some investors and we assess our financial performance and our capacity to service debt. We therefore interpret free cash flow trends as a measure of our liquidity. Free cash flow for the six-month periods ended June 30, 2006 and 2007 is set forth below (in thousands).

	Six Months June 30,
	2006	2007
Net cash provided by operating activities	$21,899	$32,604
Capital expenditures	(21,143)	(13,837)
Proceeds from disposal of assets	1,032	1,201

	$1,788	$19,968

Free cash flow for the six-month period ended June 30, 2007 was $18.2 million higher than 2006 primarily due to decreases in capital expenditures, increased net income, favorable noncash adjustments, and favorable changes in assets and liabilities.

Off-Balance Sheet Arrangements

At June 30, 2007, we had the following off-balance sheet arrangements:

One of our wholly owned subsidiaries entered into a franchise agreement with Camden County, North Carolina, effective November 4, 2002 (see Note 9 to our unaudited condensed consolidated financial statements included in this report). Pursuant to the Franchise Agreement, we have agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the franchise agreement. As a result, we are liable for the expenses of, and any damages or other awards ultimately determined against, those defendants. This arrangement did not materially affect our financial position, results of operations or liquidity during the six-month period ended June 30, 2007 nor is it expected to have a material impact on our future financial position, results of operations or liquidity.

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

We have used heating oil option agreements to manage a portion of our exposure to fluctuations in diesel fuel oil prices. To date, such agreements have not been significant to our financial condition and results of operations. In November 2005, we entered into a heating oil hedge contract, effective December 1, 2005, to cap our exposure on 2.5 million gallons of diesel fuel at $2.53 per gallon through April 2006. In May 2006, we entered into a heating oil hedge contract, effective June 1, 2006, to cap our exposure on approximately 0.9 million gallons of diesel fuel at $2.93 per gallon through May 2007. In August 2006, we entered into a heating oil contract, effective September 1, 2006, to cap our exposure on approximately 1.0 million gallons of diesel fuel at $3.05 per gallon through June 2007. As of June 30, 2007, no fuel swaps were in effect.

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

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

From time to time, we make changes to our internal controls over financial reporting that are intended to enhance their effectiveness and which do not have a material effect on our overall internal controls over financial reporting.

No changes were made in our internal controls over financial reporting in the quarter ended June 30, 2007 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A discussion of legal proceedings to which we are subject is contained in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material developments in those proceedings since December 31, 2006.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2006 except the following:

State legislation or rulemaking has changed recently and in the future could change the regulatory oversight, including the permitting process, for landfills, which could negatively impact our operations.

The operation of landfills is governed by the laws of the state in which the landfill is or is proposed to be located. Any new landfill must apply for and receive a permit to allow its opening and operation. This regulatory oversight, including the permitting process, is subject to change at both the agency and the legislative levels in each state. Any changes to the permitting process and regulatory oversight of landfills in a state in which we operate or intend to operate could negatively affect our operations.

In July 2006, the North Carolina legislature enacted a one-year moratorium on permits for new landfills. The moratorium ran from August 1, 2006 to August 1, 2007 and was applicable to the landfill that we are developing in Camden County, North Carolina. The legislation that imposed the moratorium also required the Environmental Review Commission, with the assistance of the Division of Waste Management of the Department of Environmental and Natural Resources, to study ways to reduce the amount of solid waste disposed of in North Carolina landfills and to study measures concerning, among other things, financial responsibility requirements, franchise and local government requirements, and siting, design and operational requirements for solid waste landfills in the state.

As a result of those studies, on August 2, 2007, the North Carolina legislature approved legislation that, among other things, imposes stringent limitations on landfill siting. Specifically, no landfill may be approved that:

•	Is within five miles of a national wildlife refuge, two miles of a state park or one mile of a state gameland;

•	Is closer than 200 feet to a stream, as opposed to the prior 50 foot requirement;

•	Will have a capacity in excess of 55 million cubic yards of waste;

•	Will have a disposal area greater than 350 acres; or

•	Will have a height, including cap and cover vegetation, that is 250 feet above the mean natural elevation of the proposed site.

The legislation imposes an excise tax, effective July 1, 2008, of $2.00 per ton on any solid waste disposed of in North Carolina or transferred out of North Carolina. Part of the proceeds of this tax may be used to reimburse applicants whose landfill applications were pending on the date of and impacted by the new legislation for the cost of the preparation of their permit applications incurred through August 2006.

The Black Bear landfill we are developing in Camden County, North Carolina is approximately 3,000 feet from a national wildlife refuge. Given the newness of the legislation, we have just begun the process of analyzing its impact on the Black Bear project as well as any options and remedies available to us to continue the development of the project or recover our investment. If, as a result of the legislation, the landfill cannot be constructed as planned, we would have to charge off that portion of the project’s book value that exceeded its fair value. Fair value would include any reimbursement that we expect to receive from the state. At June 30, 2007, the book value of the project was approximately $13.3 million, including approximately $8.7 million in land purchase costs. While such an impairment charge would not have a material adverse effect on our cash flows, it could have a material adverse impact on our earnings for the period in which the charge is taken.

The new legislation will make the landfill permitting process and the construction and operation of landfills in North Carolina more difficult, lengthy and expensive, and, we believe, will reduce the number and size of landfills that can be built and operated in the state. New statutes or rules could be adopted in the future that are even more onerous than the new legislation. Other states in which we operate could adopt similar moratoriums or change their current landfill regulatory oversight or permitting processes. Any moratorium or statutory or rule change that increases the time and cost to develop and operate landfills could negatively affect our operations. In addition, the new North Carolina legislation, and any similar legislation in another state, if adopted, could have a negative impact on our business strategy as well as our operations due to possible reductions in operating margin and charges to earnings of capitalized expenditures for the development of landfills.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 30, 2007. The following is a description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)	The stockholders elected the following persons as directors: Lonnie C. Poole, Jr.; Jim W. Perry; Glenn E. Futrell; Paul F. Hardiman; and James A. Walker. The votes for and the votes withheld for each nominee were as follows:

Nominee	Votes For	Votes Withheld
Lonnie C. Poole, Jr.	12,507,178	629,442
Jim W. Perry	12,676,188	460,432
Glenn E. Futrell	12,697,793	439,471
Paul F. Hardiman	12,697,793	439,471
James A. Walker	12,541,981	595,283

(b)	The stockholders elected to adopt the Waste Industries USA, Inc. 2007 Long Term Incentive Plan to replace the 1997 Stock Option Plan, which expired on April, 21, 2007 with 11,801,400 shares voting for, 464,679 shares voting against and 5,160 shares abstaining.

(c)	The stockholders elected to approve a Director Compensation Plan for non-employee directors that increases the amount of compensation for non-employee directors with 11,948,757 shares voting for, 145,327 shares voting against and 177,154 shares abstaining.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Exhibit Description
Exhibit 10.26	2007 Long Term Incentive Plan

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to rule 15d-14(a) under the Securities Exchange Act of 1934

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to rule 15d-14(a) under the Securities Exchange Act of 1934

Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Waste Industries USA, Inc.
(Registrant)

Dated: August 9, 2007	By:	/s/ Jim W. Perry
Jim W. Perry
President and Chief Executive Officer

Dated: August 9, 2007		Waste Industries USA, Inc.
(Registrant)

	By:	/s/ D. Stephen Grissom
D. Stephen Grissom
Chief Financial Officer