Form 10-Q
period 2007-09-30
WASTE INDUSTRIES USA INC
filed 2007-11-09
CIK 1125845

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	14,156,037 shares
(Class)	(Outstanding at November 9, 2007)

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2006	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,656	$173
Accounts receivable - trade, net of allowance for uncollectible accounts of $2,181 and $1,227 at December 31, 2006 and September 30, 2007, respectively	35,573	35,155
Accounts receivable - other	835	1,978
Spare parts, supplies, and fuel inventories	1,083	978
Deferred income taxes	1,787	1,807
Prepaid insurance	401	2,654
Other current assets	1,742	2,449

Total current assets	43,077	45,194

Property and equipment, net	218,039	231,220
Goodwill	97,562	108,608
Other intangible assets, net	7,388	6,966
Restricted cash	731	922
Other noncurrent assets	3,482	3,268

Total assets	$370,279	$396,178

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2006	September 30, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$13,318	$16,231
Accrued liabilities and other payables	3,899	6,207
Cash overdraft	—	2,092
Current maturities of long-term debt	7,143	7,873
Accrued wages and benefits	5,317	7,400
Closure/post-closure liabilities	755	156
Income taxes payable	268	466
Reserve for self-insurance	5,490	5,956
Deferred revenue	6,996	4,776

Total current liabilities	43,186	51,157

Long-term debt, net of current maturities	150,069	148,926
Noncurrent deferred income taxes	23,513	17,556
Tax contingency reserves	—	9,813
Closure/post-closure liabilities	6,347	7,320
Other long-term liabilities	1,293	1,727
Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Common stock, no par value, shares authorized - 80,000,000 shares; issued and outstanding: December 31, 2006 - 13,962,609;
September 30, 2007 - 14,132,711	43,179	45,294
Paid-in capital	8,624	9,353
Retained earnings	93,903	105,112
Accumulated other comprehensive income (loss), net of income taxes	165	(80)

Total shareholders’ equity	145,871	159,679

Total liabilities and shareholders’ equity	$370,279	$396,178

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues:
Service revenues	$84,387	$88,215	$245,687	$255,202
Equipment sales	294	371	740	809

Total revenues	84,681	88,586	246,427	256,011

Operating costs and expenses:
Operating (exclusive of depreciation and amortization)	55,670	56,709	161,909	160,919
Cost of equipment sales	145	252	432	488
Selling, general and administrative	10,228	11,315	32,455	34,748
Depreciation and amortization	7,862	7,027	23,860	23,415
Gain on sale of property, equipment and other assets	(303)	(158)	(688)	(917)
Impairment of property, equipment and other assets	15	—	15	16

Total operating costs and expenses	73,617	75,145	217,983	218,669

Operating income	11,064	13,441	28,444	37,342

Interest expense	2,379	2,571	7,287	7,418
Interest income	(36)	(27)	(131)	(83)
Other	(76)	(38)	(226)	(190)

Total other expense, net	2,267	2,506	6,930	7,145

Income from continuing operations before income taxes	8,797	10,935	21,514	30,197
Income tax expense attributable to continuing operations	4,910	4,021	9,754	11,769

Income from continuing operations	3,887	6,914	11,760	18,428

Discontinued operations (Note 2):
Income from discontinued operations prior to sale (net of income taxes)	—	—	10	—
Gain (loss) on sale of operations (net of income taxes)	(134)	—	2,135	147

Income from discontinued operations	(134)	—	2,145	147

Net income	$3,753	$6,914	$13,905	$18,575

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Earnings per share:
Basic:
Income from continuing operations	$0.28	$0.49	$0.85	$1.31
Income (loss) from discontinued operations	(0.01)	—	0.15	0.01

Net income	$0.27	$0.49	$1.00	$1.32

Diluted:
Income from continuing operations	$0.28	$0.49	$0.84	$1.30
Income (loss) from discontinued operations	(0.01)	—	0.15	0.01

Net income	$0.27	$0.49	$0.99	$1.31

Cash dividends declared per share of common stock	$0.10	$0.12	$0.28	$0.36

Weighted-average number of common shares outstanding:
Basic	13,910	14,121	13,844	14,065
Diluted	14,072	14,216	14,025	14,179

See Notes to Unaudited Condensed Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended September 30, 2007

(In Thousands)

(Unaudited)

	Shares		Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Authorized	Outstanding
Balance at December 31, 2006	80,000	13,963	$43,179	$8,624	$93,903	$165	$145,871
Net income	—	—	—	—	18,575	—	18,575

Other comprehensive loss
Postretirement expense, net of income taxes of $57						(80)	(80)
Unrealized loss on cash flow hedges, net of income taxes of $110	—	—	—	—	—	(165)	(165)

Other comprehensive loss	—	—	—	—	—	—	(245)

Comprehensive income	—	—	—	—	—	—	18,330
Issuances of stock	—	7	184	—	—	—	184
Exercise of stock options	—	163	1,931	—	—	—	1,931
Stock option expense	—	—	—	454	—	—	454
Excess tax benefit from stock option exercises	—	—	—	275	—	—	275
Tax contingency cumulative effect adjustment	—	—	—	—	(2,293)	—	(2,293)
Dividends paid	—	—	—	—	(5,073)	—	(5,073)

Balance at September 30, 2007	80,000	14,133	$45,294	$9,353	$105,112	$(80)	$159,679

See Notes to Unaudited Condensed Consolidated Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2007
Operating Activities:
Net income	$13,905	$18,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,026	23,415
Landfill accretion expense	688	612
Amortization of debt issuance costs	411	303
Impairment of property, equipment, and other assets	15	16
Gain on sale of property, equipment and other assets	(688)	(917)
Gain on sale of discontinued collection and disposal operations	(2,135)	(263)
Stock compensation expense	452	637
Deferred income taxes	548	189
Change in fair value of commodity hedges	932	767
Provision for doubtful accounts	1,139	1,661
Changes in operating assets and liabilities, net of effects from acquisition and disposition of operations:
Receivables	(1,452)	834
Prepaid expenses and other current assets	(595)	1,658
Other assets	(499)	107
Accounts payable and accrued liabilities	(2,657)	6,230
Deferred revenue and other liabilities	(1,514)	(3,457)

Net cash provided by operating activities	32,576	50,367

Investing Activities:
Acquisitions of operations	(5,763)	(19,911)
Purchases of property and equipment	(33,871)	(26,258)
Proceeds from sale of discontinued collection and disposal operations	16,352	263
Proceeds from sale of property, equipment and other assets	1,645	1,730
Other	(335)	(296)

Net cash used in investing activities	(21,972)	(44,472)

Financing Activities:
Proceeds from issuance of long-term debt	30,023	45,000
Principal payments of long-term debt	(37,542)	(49,343)
Payment of dividends	(3,887)	(5,073)
Principal payments of capital lease obligations	(395)	(168)
Financing costs	(582)	—
Excess tax benefit from stock option exercises	263	275
Net proceeds from exercise of stock options	1,709	1,931

Net cash used in financing activities	(10,411)	(7,378)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	193	(1,483)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,575	1,656

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,768	$173

See Notes to Unaudited Condensed Consolidated Financial Statements.

	Nine Months Ended September 30,
	2006	2007
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,592	$7,992

Cash paid for income taxes	$14,888	$9,789

Supplemental disclosure of non-cash transactions (dollars in thousands) – As of September 30, 2007, approximately $2,974 of fixed asset additions were included in accounts payable. As of September 30, 2006, approximately $1,945 of fixed asset additions were included in accounts payable.

During the nine-month period ended September 30, 2007, the Company acquired approximately $45 of fixed assets by entering into a capital lease.

During the nine-month periods ended September 30, 2006 and 2007, the Company financed insurance premiums of approximately $2,512 and $3,930, respectively, and recorded prepaid insurance with offsetting notes payable for those amounts.

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

New Accounting Pronouncements - Adopted

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the Company’s fiscal year-end. SFAS 158 was effective for the Company as of December 31, 2006, at which time the Company had no postretirement or pension plans. Effective January 1, 2007, the Company extended a postretirement benefit to employees whereby an eligible employee could continue medical coverage for a limited period of time at a higher rate than active employees. The Company determined the accumulated projected benefit obligation and recorded approximately $2,000 and $0.1 million, net of income taxes, as an adjustment to other comprehensive income for the three- and nine-month periods ended September 30, 2007. An unfunded postretirement obligation of approximately $0.2 million is included in other long-term liabilities as of September 30, 2007.

New Accounting Pronouncements - Not Yet Adopted

Other new pronouncements, including those discussed below, issued but not effective until after September 30, 2007 are not expected to have a significant effect on the Company’s consolidated financial position and results of operations, with the possible exception of the following, which are currently being evaluated by management:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is assessing SFAS 157 and has not determined the impact that the adoption of SFAS 157 will have on its financial position and results of operations.

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

SFAS No. 123R

Prior to January 1, 2006, the Company accounted for options issued under the 1997 Stock Option Plan under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS. 123, Accounting for Stock-Based Compensation. The Company did not generally recognize stock option expense in its condensed consolidated statements of operations.

As a result of the adoption of SFAS No. 123R, Accounting for Stock-Based Compensation (as revised in 2004); on January 1, 2006, the Company’s results for the nine-month period ended September 30, 2006 include stock-based compensation expense relating to stock options of approximately $0.4 million (earnings per share of $.03 basic and diluted). The Company’s results for the nine-month period ended September 30, 2007 include stock-based compensation expense relating to stock options and deferred stock awards of approximately $0.5 million (earnings per share of $.03 basic and diluted). The Company’s results for the three-month period ended September 30, 2006 include stock-based compensation expense relating to stock options of approximately $0.2 million (earnings per share of $.01 basic and diluted). The Company’s results for the three-month period ended September 30, 2007 include stock-based compensation expense relating to stock options and deferred stock awards of approximately $0.2 million (earnings per share of $.01 basic and diluted). These amounts are included within selling, general, and administrative expenses on the condensed consolidated statements of operations. Options are primarily incentive stock options and typically vest over a period of four years with a five-year contractual life. Dividends are not paid on unexercised options. Deferred stock awards require the Company to deliver shares of Company stock as directed by a vesting schedule, typically one-third after three years from the grant date, one-third after year four, and the remaining one-third after year five. Dividends do not accrue on the nonvested shares and settlement in cash is not currently allowed.

As of September 30, 2007, there existed approximately $0.8 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted average period of 2.2 years.

A summary of the status of the awards granted under the 1997 Stock Option Plan as of September 30, 2007 and changes during the nine-month period ended on that date is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	418,909	$14.24
Granted	35,462	27.98
Forfeitures	(1,314)	12.69
Expired	(50,000)	17.88
Exercised	(163,813)	11.79

Outstanding as of September 30, 2007	239,244	$17.20	2.79	$2,741

Vested and unvested expected to vest as of September 30, 2007	232,399	$17.27	2.80	$2,648
Exercisable at September 30, 2007	73,139	$13.19	2.07	$1,129

The total intrinsic value of options exercised during the three- and nine-month periods ended September 30, 2006 was approximately $0.7 million and $1.2 million, respectively. The total intrinsic value of options exercised during the three- and nine-month periods ended September 30, 2007 was approximately $0.4 million and $2.8 million, respectively.

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

Cash received from option exercises for the nine-month periods ended September 30, 2006 and 2007 was approximately $1.7 million and $1.9 million, respectively, and is shown as financing cash inflows in the Company’s condensed consolidated statements of cash flows.

A summary of the Company’s nonvested shares issued under the 2007 Plan as of September 30, 2007, and changes during the nine–month period ended September 30, 2007 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of January 1, 2007	—	$—
Granted	34,599	31.78
Vested	—	—
Forfeited	(902)	31.78

Nonvested as of September 30, 2007	33,697	$31.78

As of September 30, 2007, there was approximately $0.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 4.9 years. No awards were vested as of September 30, 2007.

As of September 30, 2007, the Company had approximately 1.6 million shares available for future issuance under the 2007 Plan, including the shares issuable under outstanding options granted pursuant to the 1997 Stock Option Plan.

Stock

The Company pays a portion of its directors’ fees with stock. Directors’ fees settled with stock are expensed as the service is performed. The number of shares available for settlement is based upon the closing price of the stock on the date of payment and the cash price of the services. For the three- and nine-month periods ended September 30, 2006, the Company recognized approximately $17,000 and $61,000, respectively, for the portion of directors’ fees settled in stock. For the three- and nine-month periods ended September 30, 2007, the Company recognized approximately $57,000 and $184,000, respectively, for the portion of directors’ fees settled in common stock.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

The Company purchases operations consistent with its overall strategy to internalize waste and expand its presence in certain markets in order to reduce administrative costs, and gain route efficiencies, wherever available. If an operation is no longer consistent with the Company’s overall strategy, it may be sold.

Acquisitions

In the nine-month period ended September 30, 2007, the Company made seven acquisitions totaling approximately $19.9 million.

Four acquisitions totaling $15.4 million in cash were made to increase the Company’s presence in the Atlanta, Georgia market. Additional consideration of up to $2.0 million is contingent upon meeting certain revenue targets and minimum appraisal values from real property and intangible permit valuations.

The Company made two acquisitions of hauling operations for approximately $4.3 million to increase its presence in its South Carolina market.

The Company made one acquisition for approximately $0.2 million of customer routes to increase its density in its central North Carolina market.

Approximately $1.0 million of the purchase price for these acquisitions has been withheld and accrued as a current liability related to 2007 acquisitions.

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

As of September 30, 2007, the recorded purchase price allocation for the 2007 acquisitions was as follows (in thousands):

Tangible assets (liabilities) acquired at fair value:
Accounts receivable	$912
Property and equipment	8,144
Deferred revenue and other	(485)

Total net tangible assets acquired	8,571
Intangible assets acquired at fair value:
Customer lists	1,215
Noncompete agreements and other	56
Goodwill	11,069

Total net assets acquired, at fair value	20,911

Amount of purchase price withheld	(1,000)

Cash paid for acquisitions	$19,911

Goodwill related to these acquisitions will be deductible for tax purposes.

The following unaudited pro forma results of operations for the nine-month periods ended September 30, 2006 and 2007 assume that the acquisitions described above had occurred as of January 1, 2006 (in thousands, except per share data):

	Nine Months Ended September 30,
	2006	2007
Total revenues	$255,895	$259,536

Operating income	29,423	38,249

Income from continuing operations	11,837	18,687
Income from discontinued operations	2,145	147

Net income	$13,982	$18,834

Earnings per common share:
Basic:
Income from continuing operations	$0.86	$1.33
Income from discontinued operations	0.15	0.01

Net income	$1.01	$1.34

Diluted:
Income from continuing operations	$0.85	$1.32
Income from discontinued operations	0.15	0.01

Net income	$1.00	$1.33

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future operating results.

Dispositions

In the nine-month period ended September 30, 2006, the Company sold a landfill operation in Jacksonville, Florida for approximately $16.2 million. In the first quarter of 2007, the Company received additional consideration for this sale and recognized additional gain of approximately $147,000, net of taxes of approximately $93,000, in its income from discontinued operations.

In the nine-month period ended September 30, 2006, the Company disposed of certain hauling operations in the Atlanta, Georgia market for approximately $0.2 million.

There were no dispositions during the nine-month period ended September 30, 2007.

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

The results of operations of businesses sold in 2006 that are included in net income for the three- and nine-month periods ended September 30, 2006 were reported as discontinued operations as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenues	$—	$1,519
Operating expenses:
Cost of operations	—	1,275
Selling, general and administrative	—	101
Depreciation and amortization	—	127

Income before income taxes	—	16
Income tax provision	—	6

Income from discontinued operations (net of income taxes)	$—	$10

3. INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill, customer relationships, transfer station permits and noncompete agreements acquired in business combinations. Intangible assets are net of accumulated amortization.

The following table summarizes the activity related to goodwill for the nine-month period ended September 30, 2007 (in thousands):

Beginning balance as of January 1, 2007	$97,562
Acquisitions	11,069
Adjustments to prior purchase price allocations	(23)

Ending balance as of September 30, 2007	$108,608

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, on an ongoing basis, the Company performs an annual impairment test. At least quarterly, the Company also analyzes whether an event has occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment adjustment, if any, will be recognized as an operating expense. The Company adopted July 31 as its annual assessment date. The Company last completed its annual impairment test as of July 31, 2007 and determined that there was no goodwill impairment.

Other intangible assets consisted of the following at December 31, 2006 and September 30, 2007 (in thousands):

	December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$11,933	$4,931	$7,002
Noncompete agreements	582	253	329
Transfer station permits	78	21	57

Total amortizable intangibles	12,593	5,205	7,388
Non-amortizable intangibles	—	—	—

Total other intangible assets	$12,593	$5,205	$7,388

	September 30, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$13,148	$6,539	$6,609
Noncompete agreements	607	340	267
Transfer station permits	109	33	76

Total amortizable intangibles	13,864	6,912	6,952
Non-amortizable intangibles	14	—	14

Total other intangible assets	$13,878	$6,912	$6,966

Amortization expense of other intangible assets for the three- and nine-month periods ended September 30, 2006 was approximately $583,000 and $1,768,000, respectively. For the three- and nine-month periods ended September 30, 2007, amortization expense was approximately $585,000 and $1,707,000 respectively. The weighted average amortization period for customer relationships and noncompete agreements is 7.5 years and 5.0 years, respectively. Other intangible assets are amortized on a straight-line or accelerated basis to match the economic benefit received from the asset. No impairment was recognized for intangible assets for the three- and nine-month periods ended September 30, 2006 and 2007.

Estimated future amortization expense associated with amortizable other intangible assets at September 30, 2007 is as follows (in thousands):

Year	Amortization Expense
Remainder 2007	$577
2008	1,902
2009	1,553
2010	1,156
2011	814
2012	404
Thereafter	546

Total	$6,952

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

Earnings per share was calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Numerator:
Net income	$3,753	$6,914	$13,905	$18,575

Denominator:
Denominator used for basic earnings per share	13,910	14,121	13,844	14,065
Dilutive impact of stock options outstanding	162	95	181	114

Weighted average number of shares outstanding	14,072	14,216	14,025	14,179

Basic earnings per share	$0.27	$0.49	$1.00	$1.32

Diluted earnings per share	$0.27	$0.49	$0.99	$1.31

Antidilutive options to purchase common stock not included in earnings per share calculation	—	—	90	5

5. LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2006 and September 30, 2007 (in thousands):

	December 31, 2006	September 30, 2007
Credit facilities:
Term facility	$17,857	$10,714
Revolving credit facility	99,000	105,000
Bonds	40,355	40,355
Other	—	730

Total long-term debt	157,212	156,799
Less current maturities	(7,143)	(7,873)

Long-term debt, net of current maturities	$150,069	$148,926

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

Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the revolver. The amended revolver bears interest at a rate per annum equal to, at the Company’s option, either a Bank of America base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company’s funded debt to EBITDA (income before income taxes plus interest expense and depreciation and amortization), from 0% to 1.0% for base rate borrowings and 1.25% to 2.5% for Eurodollar rate borrowings. The revolver, before and after amendment, requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, and limits on capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2006 and September 30, 2007. The revolver also requires the lenders’ approval of acquisitions in some circumstances.

The average interest rate on outstanding borrowings under the revolver was approximately 6.9% and 7.0% at December 31, 2006 and September 30, 2007, respectively. Availability was approximately $35.1 million under the revolver as of September 30, 2007 after consideration of outstanding letters of credit.

The Company utilizes cash flow hedge agreements to manage a portion of its risks related to fluctuations in interest rates for this revolving credit facility. In March 2004, the Company entered into interest rate swaps to hedge notional debt values of $40.0 million. These swaps were in effect for the period November 2004 through February 2007, each with a fixed interest rate of 2.7%.

Term Facility

The Company has two $25.0 million term facilities with Prudential, of which $10.7 million in the aggregate was outstanding as of September 30, 2007. Principal repayments are due annually on each of the facilities. The Prudential facilities require the Company to maintain financial covenants, such as minimum net worth, and limit its capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2006 and September 30, 2007. Interest on the two Prudential facilities is paid quarterly, based on fixed rates for the two facilities of 7.21% and 7.09%, respectively. Prior to the final scheduled payment in April 2006, the Company had a third $25 million term facility at 7.53% with Prudential.

Bonds

The Company entered into a $9.5 million variable rate bond with Sampson County, North Carolina on September 10, 2003 for the funding of expansion at its landfill in that county. This bond expires in 2023 and is in addition to the Company’s existing $30.9 million Sampson facility, which expires in 2020. Both facilities are backed by a letter of credit issued by Wachovia Bank N.A. as a participating lender under the revolver. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 5.5% at December 31, 2006 and September 30, 2007.

Other

Included in other long term-debt as of September 30, 2007 is a $0.7 million note payable for financed insurance premiums. The loan is payable in equal monthly installments of approximately $365,000 with an effective interest rate of 5.75%.

Aggregate principal maturities of long-term debt at September 30, 2007 were as follows (in thousands):

Current	$7,873
13 to 24 months	3,571
25 to 36 months	105,000
37 to 48 months	—
49 to 60 months	—
Thereafter	40,355

Total	$156,799

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was $157.3 million and $156.8 million at December 31, 2006 and September 30, 2007, respectively.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31, 2006 and September 30, 2007 (in thousands):

	December 31, 2006	September 30, 2007
Land, land improvements and buildings	$44,613	$45,480
Landfills and associated land	129,928	137,858
Machinery and equipment	15,838	19,083
Containers	106,994	114,951
Collection vehicles	111,520	112,946
Furniture, fixtures, and office equipment	6,100	5,921
Construction in progress	421	1,102

Total property and equipment	415,414	437,341
Less accumulated depreciation	(197,375)	(206,121)

Property and equipment, net	$218,039	$231,220

Construction in progress includes equipment not placed in service as of the balance sheet date. Landfills and associated land includes land held for development, representing various landfill properties with an aggregate cost of approximately $14.9 million and $21.6 million as of December 31, 2006 and September 30, 2007, respectively.

Depreciation expense (including software amortization) for the three- and nine-month periods ended September 30, 2006 and 2007 was approximately $5.0 million and $17.0 million, and $6.2 million and $18.1 million, respectively. Landfill amortization expense was approximately $2.2 million and $5.2 million, and $0.2 million and $3.6 million for the three- and nine-month periods ended September 30, 2006 and 2007, respectively.

7. SHAREHOLDERS’ EQUITY

The Company issued 6,289 shares of common stock with a fair value of approximately $184,000 during the nine-month period ended September 30, 2007, which was recorded as directors’ fees.

The Company declared a dividend of approximately $1.7 million in the first quarter of 2007 that was paid in April 2007. The Company declared and paid a dividend of approximately $1.7 million in both the second and third quarters in 2007. Under the Company’s amended revolving bank facility, payment of cash dividends is limited to 50% of the trailing twelve months’ net income. Additionally, the Company must meet financial covenants contained in the facility, including covenants relating to minimum net worth and maximum levels of capital expenditures and indebtedness. If the Company is not in compliance with these covenants, or otherwise in default under the facility, it would not be able to pay cash dividends.

In the nine-month period ended September 30, 2007, the Company recorded a cumulative effect adjustment to reduce retained earnings by approximately $2.3 million as a result of its adoption of FIN 48. Please refer to Note 13 for further discussion of the adoption of FIN 48.

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

The fair value of the Company’s interest rate swap agreements represented the estimated amount the Company would receive or pay to terminate the interest rate swap agreements, taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. The fair value of the interest rate swap agreements represented an asset of approximately $0.3 million at December 31, 2006 and had no value as of September 30, 2007, as they had expired in February 2007. For the three- and nine-month periods ended September 30, 2006 and 2007, the Company had no reclassification adjustments for net charges included in net income.

For the three- and nine-month periods ended September 30, 2006, the Company recognized approximately $0.2 million and $0.6 million, respectively, in reduced interest expense related to the interest rate swap agreements within its condensed consolidated statements of income. For the three- and nine-month periods ended September 30, 2007, the Company recognized approximately $0 and $0.3 million, respectively, in reduced interest expense related to the interest rate swap agreements within its condensed consolidated statements of income.

Commodity Contracts

The Company enters into commodity contracts to hedge its cash received from the sale of old corrugated cardboard (“OCC”). The notional amounts hedged under these agreements represent approximately 43% of the

Company’s expected volume for 2007. The fair value of the Company’s commodity contracts was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity contracts, taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity agreements represented liabilities of $0.2 million and $1.0 million at December 31, 2006 and September 30, 2007, respectively. In the nine-month periods ended September 30, 2006 and 2007, the OCC contracts were not designated as accounting hedges. The Company recognized $0.2 million in income and $0.7 million of loss as service revenue for changes in the fair value of the OCC contracts within its condensed consolidated statements of operations for the three-and nine-month periods ended September 30, 2006, respectively. The Company recognized $0.1 million and $0.8 million of loss in service revenue for changes in the fair value of the OCC contracts within its condensed consolidated statements of operations for the three-and nine-month periods ended September 30, 2007, respectively.

The Company has used heating oil option agreements to manage a portion of its exposure to fluctuations in diesel fuel oil prices. To date, such agreements have not been significant to the Company’s financial condition and results of operations. The fair value of the Company’s fuel commodity contracts was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity contracts, taking into consideration the difference between the contract value of the fuel volume and values currently quoted for agreements of similar term and maturity. The fair value of the agreements represented an asset of approximately $2,000 and $0 at December 31, 2006 and September 30, 2007, respectively, as the fuel hedge expired during the period ended March 31, 2007.

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

The Franchise Agreement gives Black Bear until November 4, 2007 to open the landfill. Given the litigation brought by Chesapeake and passage of the moratorium (discussed below), the County on April 16, 2007 adopted an Ordinance authorizing a five-year extension on the November 4, 2007 date in return for consideration to the County totaling $450,000, which was paid through a transfer of property. In accordance with the Ordinance, the County, the Company and Black Bear entered into an Amended and Restated Franchise Agreement, effective April 16, 2007, pursuant to which they also agreed that the service area will be decreased to include only the states of North Carolina, Virginia, Maryland, New Jersey, New York, Connecticut and Massachusetts, and the estimated life of the landfill is 27 years (based on an assumed volume of waste of 10,000 tons a day). The Amended and Restated Franchise Agreement may need to be modified to address issues raised in the Chesapeake litigation.

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

As a result of those studies, on August 2, 2007, the North Carolina legislature approved legislation that regulates new landfills. The law prohibits a new landfill from being constructed within five miles of a national wildlife refuge, two miles of a state park or one mile of a state game land. The new legislation also requires any landfill to be set back at least 200 feet from streams, as opposed to the prior 50 foot requirement. The Black

Bear landfill site is within approximately 3,500 feet of a national wildlife refuge. The Company is analyzing the impact of the new legislation on the Black Bear project, and a possible legal challenge to the new legislation as applied to the Black Bear project.

If, as a result of the legislation, the landfill cannot be constructed as planned, the Company would have to charge off that portion of the project’s book value that exceeded its fair value. Fair value would include any reimbursement that the Company expects to receive from the state, as discussed below. At September 30, 2007, the book value of the project was approximately $13.6 million, including approximately $9.1 million in land purchase costs. While such an impairment charge would not have a material adverse effect on the Company’s cash flows, it could have a material adverse impact on its earnings for the period in which the charge is taken. Due to the passage of the legislation, the Company performed an impairment test as required by SFAS No. 144 by comparing the probability-weighted cash flows from alternative courses of action to the carrying value of the Black Bear project and determined that no impairment was indicated.

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

Other

The Company has unconditional purchase obligations for the remainder of 2007 of approximately $6.5 million which represents capital expenditures obligated under purchase order agreements, primarily collection vehicles, landfill development, and landfill equipment.

At December 31, 2006 and September 30, 2007, the Company had irrevocable letters of credit totaling approximately $59.9 million and $56.6 million, respectively. At December 31, 2006 and September 30, 2007, no amounts were drawn under the outstanding letters of credit.

The Company is leasing a transfer station in Georgia for approximately $17,100 per month that it will be obligated to purchase at the end of the lease term (July 31, 2010) for an additional $1.5 million, provided that the lessor satisfies an environmental remediation contingency.

10. RELATED PARTY TRANSACTIONS

Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, is a member of a limited liability company that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space. The lease was entered into in June 1999 with a term of 10 years. Rental expense related to this lease, including operating escalation costs, was approximately $159,000 and $176,000 for the three-month periods ended September 30, 2006 and 2007, respectively. Rental expense related to this lease, including operating escalation costs, was approximately $493,000 and $544,000 for the nine-month periods ended September 30, 2006 and 2007, respectively. Rent expense for this facility is included in selling, general and administrative expenses. Management believes that the lease is on terms comparable to those with unrelated third parties.

The Company leases aircraft from time to time from two companies, one owned in part by Lonnie C. Poole, Jr., the Company’s founder and Chairman of the Board of Directors, and one owned in part by Lonnie C. Poole, III, the Company’s Vice President, Corporate Development. Payments paid to the company partly owned by Lonnie C. Poole, Jr. for rental of such aircraft was $0 and $3,000 for the three- and nine-month periods ended September 30, 2006, respectively. The amounts paid for both of the three- and nine-month periods in 2007 were $900, respectively. The amounts paid to the company partly owned by Lonnie C. Poole, III was $0 and

$7,000 for the three- and nine-month periods ended September 30, 2006. Payments for the three- and nine-month periods ended September 30, 2007 was approximately $5,000 and $25,000, respectively. Management believes that the lease terms are comparable to those with unrelated third parties.

During the period ended September 30, 2007, the Company purchased three pick-up trucks for approximately $16,000 from a limited liability company in which Mr. Lonnie C. Poole, III, the Company’s Vice President of Corporate Development, is a manager. The trucks will be added to the Company’s support service fleet. Management believes the transaction was executed on terms comparable to those with unrelated third parties.

11. LANDFILLS

As of September 30, 2007, the Company owned or operated under life-of-site operating agreements nine landfills with total available disposal capacity of approximately 120.8 million cubic yards. Total available disposal capacity includes estimated permitted airspace plus an estimate of the expansion airspace that the Company believes has a probable likelihood of being permitted.

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

Once the Company has determined the estimates of final capping, closure and post-closure obligations, the Company then inflates those costs to the expected time of payment and discounts those expected future costs back to present value. The Company is currently inflating these costs in current dollars until expected time of payment using an inflation rate of 2.6% and is discounting these costs to present value using a credit-adjusted, risk-free discount rate between 7.25% and 8.9%. The credit-adjusted, risk-free rate is based on the risk-free interest rate adjusted for the Company’s credit standing. Management reviews these estimates at least once a year. Significant changes in future final capping, closure and post-closure cost estimates and inflation rates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill’s capacity that has been consumed, and (2) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any change related to the capitalized and future cost of the landfill asset is then recognized in amortization expense prospectively over the remaining capacity of the landfill. Changes in the Company’s credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

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

The Company uses financial surety bonds for landfill closure and post-closure financial assurance required under applicable environmental regulations. As of September 30, 2007, the Company had approximately $25.2 million in surety bonds to satisfy these requirements.

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

Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use. Capitalization of interest ceases once an asset is placed in service or if the construction activity is suspended for more than a brief period of time. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. The Company capitalized approximately $0.2 million and $0.7 million of interest for the three- and nine-month periods ended September 30, 2006, respectively. The Company capitalized approximately $0.2 million and $0.6 million of interest for the three- and nine-month periods ended September 30, 2007, respectively.

Costs related to acquiring land, excluding the estimated residual value of non-permitted, non-buffer land, and costs related to permitting and cell construction are depleted as airspace is consumed using the units-of-consumption method.

Landfill assets consisted of the following as of December 31, 2006 and June 30, 2007, respectively (in thousands):

	December 31, 2006	September 30, 2007
Landfill assets	$129,928	$137,858
Accumulated landfill airspace amortization	(30,146)	(33,696)

Net landfill assets	$99,782	$104,162

Liabilities for landfill final capping, closure and post-closure obligations as of December 31, 2006 and September 30, 2007 were as follows (in thousands):

	December 31, 2006	September 30, 2007
Final capping	$6,556	$7,131
Closure/post-closure	546	345

Total liabilities	$7,102	$7,476

Current portion	$755	$156
Long-term	6,347	7,320

Total liabilities	$7,102	$7,476

The changes to landfill liabilities were as follows for the nine-month periods ended September 30, 2006 and 2007 (in thousands):

	2006	2007
Beginning balance	$6,780	$7,102
Obligations incurred	1,041	1,142
Obligations settled	(1,268)	(166)
Accretion expense	688	612
Change in estimate	124	(1,214)
Discontinued operations	(523)	—

Ending balance	$6,842	$7,476

The 2007 change in estimate relates to revised capping costs and tonnage estimates.

12. MARKETABLE SECURITIES

As of December 31, 2006 and September 30, 2007, the Company owned marketable securities with a fair market value of approximately $0.8 million and $1.3 million, respectively, included in a “rabbi trust” for its deferred compensation plan. The marketable securities include money market funds, bond funds, stock and bond funds, large company stock funds, mid-cap funds, and international stock funds. The marketable securities are classified as trading securities and their fair value is included in “Other noncurrent assets” in the Company’s condensed consolidated balance sheet at September 30, 2007. Please refer to Note 12 of the Company’s Annual Report on Form 10-K for more information regarding the deferred compensation plan. For the three-and nine-month periods ended September 30, 2006, the Company recognized approximately $11,000 and $16,000, respectively, in net unrealized holding gains related to these assets. For the three-and nine-month periods ended September 30, 2007, the Company recognized approximately $32,000 and $113,000, respectively, in net unrealized holding gains related to these assets. Changes in the fair value of the assets are recorded as investment income or loss.

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

Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions was a liability of $8.4 million resulting from unrecognized tax benefits. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $2.3 million through a non-cash charge to retained earnings. The liability for uncertain tax positions is reported as long-term as of September 30, 2007 in the Company’s condensed consolidated balance sheets.

If recognized, approximately $2.7 million of the unrecognized tax benefits and related interest and penalties would be recorded as an income tax benefit on the consolidated statement of income. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

The Company recognizes accrued interest and penalties related to uncertain tax positions in federal income tax expense. As of January 1, 2007, the Company had accrued approximately $1.7 million for the payment of tax-related interest and penalties. For the three- and nine-month periods ended September 30, 2007, the Company recognized approximately $40,000 and $201,000 of expense for estimated taxes and penalties relating to these uncertain tax positions within income tax expense.

The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company continues to evaluate its uncertain tax positions and continues to seek resolution with taxing authorities. Based upon the outcome of these negotiations, uncertain tax positions may reverse. In the third quarter of 2007, the Company recorded approximately $0.2 million of income tax benefit as a result of statute of limitations expiration.

14. SUBSEQUENT EVENTS

On October 22, 2007, a group of investors led by Lonnie C. Poole, Jr., the Company’s founder and Chairman, and Jim W. Perry, the Company’s President and Chief Executive Officer, both principal shareholders of the Company, proposed to acquire all of the remaining, outstanding shares of common stock of the Company in a merger transaction at a price of $36.75 per share in cash. The investor group currently owns, directly and indirectly, approximately 51% of the Company’s common shares. The Company’s Board of Directors has appointed a special committee composed solely of independent directors to consider the proposal. The acceptance of the proposal would require, among other things, a favorable recommendation from the special committee following its evaluation and the negotiation and execution of all requisite agreements. Completion of any such transaction would require the approval of the Company’s shareholders and the satisfaction of other conditions that are customary in transactions of this type.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Relating to Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Some matters discussed in this Management’s Discussion and Analysis are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated, including the development and operation of landfills, regulatory permitting processes, fuel prices, general economic conditions, our ability to manage growth, the availability and integration of acquisition targets, impairment of goodwill, competition, the cost of complying with the Sarbanes-Oxley Act, geographic concentration, weather conditions, government regulation and others set forth in our Form 10-K. You should consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a regional, vertically integrated provider of solid waste services. We operate primarily in North Carolina, South Carolina, Virginia, Georgia and Tennessee providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At September 30, 2007, we operated 35 collection operations, 29 transfer stations, approximately 72 county convenience drop-off centers, 12 recycling facilities and nine landfills in the southeastern United States serving more than 700,000 municipal, residential, commercial and industrial service locations.

We had revenues of $84.7 million and operating income of $11.1 million for the three-month period ended September 30, 2006, and revenues of $88.6 million and operating income of $13.4 million for the three-month period ended September 30, 2007. We had revenues of $246.4 million and operating income of $28.4 million for the nine-month period ended September 30, 2006 and revenues of $256.0 million and operating income of $37.3 million for the nine-month period ended September 30, 2007.

Our presence in growth markets in the southeastern United States has supported our internal growth. In addition, from 1990 through September 30, 2007, we acquired 113 solid waste collection or disposal operations. Current levels of population growth and economic development in the southeastern United States and our strong market presence in the region should provide us with an opportunity to increase our revenues and market share. As we add customers in our existing markets, our route density should improve, which we expect will increase our collection efficiencies and profitability.

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

While longer-term contracts can provide more consistent cash flow, increases in the cost of fuel and other operating costs during the contract’s term could reduce the contract’s profitability. To minimize this risk, we generally include price increases in our longer-term contracts. However, our ability to pass on price increases is sometimes limited by the terms of our contracts. Long-term solid waste collection contracts typically contain a formula, generally based on a predetermined published price index such as the Consumer Price Index, or CPI, for automatic adjustment of fees, generally, on an annual basis, to cover increases in some, but not all, operating costs. These fee increases are recognized as revenue when earned (as the service is provided). Commercial and industrial services and certain residential services are provided under one to five year contracts. Revenue under these contracts is recognized when services are provided, as we believe this is the best indicator of performance of the contractual obligation. We recognize revenue related to contractual price increases based on fluctuations in the CPI or other indices when the price increases become effective. Certain contracts limit our ability to pass on price increases to our customers. If circumstances arise that may impact the profitability of a contract, the contract is examined at that time. If we determine that a loss will result from the performance of such a contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

We have implemented a fuel surcharge program, based upon a regional fuel index that is designed to pass to our customers appropriate increases in fuel prices. However, competitive factors may require us to absorb at least a portion of these fuel cost increases, particularly during periods of cost volatility.

At September 30, 2007, we operated approximately 72 convenience collection sites under contract with nine counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At September 30, 2007, we also operated 12 recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper and old corrugated cardboard. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by entering into hedging instruments. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve. We do not believe that our recycling services revenue is material, nor do we currently expect this revenue stream to be material to our results from operations, cash flows or capital expenditures in the foreseeable future.

Operating expenses for our collection operations include labor, fuel, insurance, equipment maintenance and tipping fees paid to landfills. At September 30, 2007, we owned or operated 29 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates and transportation costs. At September 30, 2007, we operated nine landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community taxes, site maintenance and accruals for closure and post-closure maintenance. Cost of equipment sales primarily consists of our cost to purchase the containers and compactors that we resell.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our estimated allowance for doubtful accounts is based upon historical collection trends, type of customer, such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The allowance for doubtful accounts was $1.7 million at December 31, 2006 and $1.2 million at September 30, 2007. Additionally, we reserved approximately $0.4 million and $0.0 million related to one customer as of December 31, 2006 and September 30, 2007, respectively.

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

Once we have determined the estimates of final capping, closure and post-closure obligations, we then inflate those costs to the expected time of payment and discount those expected future costs back to present value. We are currently inflating these costs in current dollars until the expected time of payment using an inflation rate of 2.6% and are discounting these costs to present value using a credit-adjusted, risk-free discount rate between 7.25% and 8.9%. The credit-adjusted, risk-free rate is based on the risk-free interest rate adjusted for our credit standing. Management reviews these estimates at least once per year. Significant changes in future final capping, closure and post-closure cost estimates and inflation rates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill’s capacity that has been consumed, and (2) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill. Any change related to the capitalized and future cost of the landfill asset is then recognized in amortization expense prospectively over the remaining capacity of the landfill. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

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

While the precise amounts of these future obligations cannot be determined, at September 30, 2007, we estimate total landfill closure and post-closure costs of approximately $7.5 million for the airspace consumed to date. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. We had accrued approximately $7.1 million for such projected costs as of December 31, 2006 and subsequently paid approximately $0.2 million in the nine-month period ended September 30, 2007. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations.

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

On an ongoing basis, we perform an annual impairment test. At least quarterly, we also analyze whether an event has occurred that would more likely than not reduce our enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment charges are recognized as operating expenses. We adopted July 31 as our annual assessment date. We completed our annual impairment test as of July 31, 2007 and determined that there was no goodwill impairment.

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires a company to test a long-lived asset group for recovery whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, including an adverse action or assessment by a regulator. A company is required to compare the estimated undiscounted cash flows directly associated with and that are expected to arise as a direct result of the use and disposition of the asset group to its carrying value at the time of the test. SFAS 144 also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount are under consideration or a range is estimated for the amount of possible future cash flows. Due to the passage in August 2007 of new legislation governing the development of landfills in North Carolina, as required by SFAS No. 144, we performed an impairment test on the Black Bear landfill project by comparing the probability-weighted cash flows from alternative courses of action to the carrying value of the Black Bear project and determined that no impairment was indicated.

Three-Month Period Ended September 30, 2007 vs. Three-Month Period Ended September 30, 2006

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed consolidated statements of income.

	Three Months Ended September 30,
	2006	2007	change
Service revenues	99.7%	99.6%	-0.1%
Equipment sales	0.3%	0.4%	0.1%

Total revenues	100.0%	100.0%	0.0%

Operations	65.7%	64.0%	-1.7%
Equipment sales	0.2%	0.3%	0.1%
Selling, general and administrative	12.1%	12.8%	0.7%
Depreciation and amortization	9.3%	7.9%	-1.4%
Gain on sale of property, equipment and other assets	-0.4%	-0.2%	0.2%
Impairment of property and equipment and other assets	0.0%	0.0%	0.0%

Operating income	13.1%	15.2%	2.1%

Interest expense, net of interest income	2.8%	2.9%	0.1%
Other income	-0.1%	0.0%	0.1%

Income from continuing operations before income tax expense	10.4%	12.3%	1.9%

Income tax expense	5.8%	4.5%	-1.3%

Income from continuing operations	4.6%	7.8%	3.2%
Loss from discontinued operations	-0.2%	0.0%	0.2%

Net income	4.4%	7.8%	3.4%

Total revenues attributable to services provided are as follows (dollars in thousands):

	Three Months Ended September 30,
	2006	2007	change	% change
Collection:
Industrial	$22,983	$23,004	$21	0.1%
Commercial	23,178	24,518	1,340	5.8%
Residential	19,375	21,014	1,639	8.5%
Disposal and transfer	12,209	12,743	534	4.4%
Recycling service	1,161	1,101	(60)	-5.2%
Recycled commodity sales	1,421	1,440	19	1.3%
Convenience sites	1,667	1,697	30	1.8%
Other	2,393	2,698	305	12.7%

Total service revenues	$84,387	$88,215	$3,828	4.5%

REVENUES. Total revenues increased approximately $3.9 million, or 4.6%, for the three-month period ended September 30, 2007, compared to the same period in 2006. This increase was due primarily to increases in residential revenue of $1.6 million or 8.5%, commercial revenue of $1.3 million or 5.8%, and disposal and transfer revenue of $0.5 million or 4.4%.

The following table provides the components of service revenue growth (excluding equipment sales revenue) for the three-month period ended September 30, 2007:

SERVICE REVENUE GROWTH	September 30, 2007
Price	1.3%
Volume	0.0%
Energy surcharge	0.0%

Total internal growth	1.3%
Commodities	0.0%
Acquisitions	3.2%

Total service revenue growth	4.5%

Our strategy to price our services to cover increasing costs has resulted in higher overall revenue growth. Our organic volume, which had declined each quarter since the first quarter of 2006, increased in all product lines, with the exception of the temporary roll-off product line. The increase in volume was primarily attributable to the anniversary of significant volume declines experienced in the three-month period ended September 30, 2006 as we lost high volume, lower-priced municipal work.

COST OF OPERATIONS. Cost of operations (including cost of equipment sales) increased $1.1 million, or 2.1%, for the three-month period ended September 30, 2007, compared to the same period in 2006. Cost of operations as a percentage of total revenue decreased to 64.3% from 65.9% for the three-month periods ended September 30, 2007 and 2006, respectively. The following table provides the components of the costs of operations as a percentage of revenues for the three-month period ended September 30, 2007, compared with the same period in 2006.

	2006	2007	change
Labor and related benefits	20.8%	20.6%	-0.2%
Landfill fees, transfer and disposal	23.6%	22.4%	-1.2%
Fuel	6.3%	6.0%	-0.3%
Repairs and maintenance - fleet	6.5%	6.8%	0.3%
Casualty and workers compensation insurance	4.4%	3.9%	-0.5%
Other	4.3%	4.6%	0.3%

Total cost of operations	65.9%	64.3%	-1.6%

Disposal costs continued to decrease as a percentage of revenue as more of the waste we collect is disposed into our landfills. Our internalization rate grew from 23.6% for the three-month period ended September 30, 2006 to 27.2% for the same period in 2007.

SELLING GENERAL AND ADMINISTRATIVE (“SG&A”). SG&A increased approximately $1.1 million, or 10.6%, for the three-month period ended September 30, 2007, compared with the same period in 2006 (in thousands):

	2006	2007	change
Labor and related benefits	$6,320	$6,569	$249
Provision for doubtful accounts, net of recoveries	(408)	438	846
Professional fees	1,102	1,024	(78)
Casualty and workers compensation insurance	294	227	(67)
Rent	485	498	13
Other	2,435	2,559	124

Total SG&A	$10,228	$11,315	$1,087

Labor and benefits increased due to headcount, incentive compensation, recruiting and employment costs. Our provision for doubtful accounts for the quarter ended September 30, 2006 included a favorable adjustment of approximately $0.8 million, reflecting the collection of a customer receivable.

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

Depreciation and amortization expense decreased approximately $0.8 million for the three-month period ended September 30, 2007, compared to the same period in 2006, primarily due to favorable landfill amortization, partially offset by higher depreciation on non-landfill assets. Landfill amortization was approximately $2.0 million lower for the three-month period ended September 30, 2007, compared to the same period in 2006, due to revised capping event estimates reflecting a favorable adjustment of approximately $1.4 million. The three-month period ended September 30, 2006 included an unfavorable capping event amortization adjustment of approximately $0.4 million.

INTEREST EXPENSE. Interest expense (net of interest income) increased approximately $0.2 million for the three-month period ended September 30, 2007, compared to the same period in 2006.

INCOME TAX EXPENSE. The effective income tax rate decreased to 36.8% in the three-month period ended September 30, 2007 from a rate of 55.8% in the same period in 2006. In 2006, the higher rate was primarily attributable to revaluation of deferred tax liabilities.

INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased $3.0 million, or 77.9%, for the three-month period ended September 30, 2007, compared to the same period in 2006. The increase was primarily due to higher operating income on increased service revenues and a lower tax rate.

DISCONTINUED OPERATIONS. In April 2006, we disposed of a landfill operation and recognized approximately $2.3 million in gain on the sale for the three-month period ended June 30, 2006. For the three-month period ended September 30, 2006, we recorded a tax adjustment shown as a reduction of the gain. There were no operations discontinued in 2007.

NET INCOME. Net income increased approximately $3.2 million, or 84.2%, to $6.9 million in the three-month period ended September 30, 2007 due to higher income from operations, discussed above.

Nine-Month Period Ended September 30, 2007 vs. Nine-Month Period Ended September 30, 2006

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our unaudited condensed consolidated statements of income.

	Nine Months Ended September 30,
	2006	2007	change
Service revenues	99.7%	99.7%	0.0%
Equipment sales	0.3%	0.3%	0.0%

Total revenues	100.0%	100.0%	0.0%

Operations	65.7%	62.9%	-2.8%
Equipment sales	0.2%	0.2%	0.0%
Selling, general and administrative	13.2%	13.6%	0.4%
Depreciation and amortization	9.7%	9.1%	-0.6%
Gain on sale of property, equipment and other assets	-0.3%	-0.4%	-0.1%
Impairment of property and equipment and other assets	0.0%	0.0%	0.0%

Operating income	11.5%	14.6%	3.1%

Interest expense, net of interest income	3.0%	2.9%	-0.1%
Interest income	-0.1%	0.0%	0.1%
Other income	-0.1%	-0.1%	0.0%

Income from continuing operations before income tax expense	8.7%	11.8%	3.1%

Income tax expense	4.0%	4.6%	0.6%

Income from continuing operations	4.7%	7.2%	2.5%
Income from discontinued operations	0.9%	0.1%	-0.8%

Net income	5.6%	7.3%	1.7%

Total revenues attributable to services provided are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2006	2007	change	% change
Collection:
Industrial	$68,103	$67,711	$(392)	-0.6%
Commercial	68,463	71,491	3,028	4.4%
Residential	55,947	60,348	4,401	7.9%
Disposal and transfer	35,235	37,108	1,873	5.3%
Recycling service	3,595	3,313	(282)	-7.8%
Recycled commodity sales	2,649	3,590	941	35.5%
Convenience sites	4,885	5,043	158	3.2%
Other	6,810	6,598	(212)	-3.1%

Total service revenues	$245,687	$255,202	$9,515	3.9%

REVENUES. Total revenues increased approximately $9.6 million, or 3.9%, for the nine-month period ended September 30, 2007, compared to the same period in 2006. This increase was due primarily to increases in residential revenue of $4.4 million or 7.9%, disposal and transfer revenue of $1.9 million or 5.3%, commercial revenue of $3.0 million or 4.4%, and recycling commodity sales of $0.9 million or 35.5%.

The following table provides the components of service revenue growth (excluding equipment sales revenue) for the nine-month period ended September 30, 2007:

SERVICE REVENUE GROWTH	September 30, 2007
Price	2.8%
Volume	-1.8%
Energy surcharge	-0.2%

Total internal growth	0.8%
Commodities	0.4%
Acquisitions	2.7%

Total service revenue growth	3.9%

Our strategy to price our services to cover increasing costs has resulted in higher overall revenue growth. Our volume declined in the nine-month period, despite an increase during the last three months of the period. Our volume declined primarily in the roll-off product line, due in large part to the loss of some municipal contracts in late 2006, as well as a softening in the temporary roll-off environment, which is tied to construction projects.

COST OF OPERATIONS. Cost of operations (including cost of equipment sales) decreased $0.9 million, or 0.6%, for the nine-month period ended September 30, 2007, compared to the same period in 2006. Cost of operations as a percentage of total revenue decreased to 63.1% from 65.9% for the nine-month periods ended September 30, 2007 and 2006, respectively. The following table provides the components of the costs of operations as a percentage of revenues for the nine-month period ended September 30, 2007, compared with the same period in 2006.

	2006	2007	change
Labor and related benefits	20.6%	20.3%	-0.3%
Landfill fees, transfer and disposal	23.9%	22.0%	-1.9%
Fuel	6.1%	5.7%	-0.4%
Repairs and maintenance - fleet	6.6%	6.7%	0.1%
Casualty and workers compensation insurance	4.4%	3.9%	-0.5%
Other	4.3%	4.5%	0.2%

Total cost of operations	65.9%	63.1%	-2.8%

Disposal costs continued to decrease as a percentage of revenue as more of the waste we collect is disposed into our landfills. Casualty and workers compensation insurance costs were lower due to favorable insurance pricing as well as an improved experience rating.

SELLING GENERAL AND ADMINISTRATIVE (“SG&A”). SG&A increased approximately $2.3 million, or 7.1%, for the nine-month period ended September 30, 2007, compared with the same period in 2006 (in thousands):

	2006	2007	change
Labor and related benefits	$18,414	$19,791	$1,377
Provision for doubtful accounts, net of recoveries	199	1,416	1,217
Professional fees	4,125	3,522	(603)
Casualty and workers compensation insurance	772	802	30
Rent	1,603	1,529	(74)
Other	7,342	7,688	346

Total SG&A	$32,455	$34,748	$2,293

Labor and benefits increased primarily due to headcount, incentive compensation, recruiting and employment costs. Our provision for doubtful accounts for the year ended September 30, 2006 included a favorable adjustment of approximately $0.8 million, reflecting the collection of a previously reserved customer receivable. The decrease in professional fees is due primarily to reduced reliance on external resources for Sarbanes-Oxley compliance as we now utilize more internal personnel.

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

Depreciation and amortization expense decreased $0.4 million for the nine-month period ended September 30, 2007, compared to the same period in 2006, due primarily to reduced landfill amortization, partially offset by higher depreciation on non-landfill fixed assets.

INTEREST EXPENSE. Interest expense (net of interest income) increased by $0.2 million or 2.5% in the nine-month period ended September 30, 2007.

INCOME TAX EXPENSE. The effective income tax rate decreased to 39.0% for the nine-month period ended September 30, 2007 from a rate of 45.3% in the same period in 2006. In 2006, the higher rate was primarily attributable to revaluation of deferred tax liabilities.

INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased $6.7 million, or 56.7%, for the nine-month period ended September 30, 2007, compared to the same period in 2006. The increase was primarily due to higher operating income on increased service revenues.

DISCONTINUED OPERATIONS. In April 2006, we disposed of a landfill operation and recognized approximately $2.1 million in gain, net of income taxes, on the sale for the nine-month period ended September 30, 2006. For the nine-month period ended September 30, 2007, we recognized an additional gain of approximately $0.1 million, net of income taxes, related to additional consideration for the April 2006 sale.

NET INCOME. Net income increased $4.7 million, or 33.6%, to $18.6 million in the nine-month period ended September 30, 2007. This increase was primarily due to higher income from operations, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at September 30, 2007 was a negative $6.0 million and a negative $0.1 million at December 31, 2006. The negative amounts were primarily the result of using cash generated from operations for capital expenditures and acquisitions, both long-term assets. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facility, minimize our cash balances, and to pay cash dividends to our shareholders. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2007.

We have a revolving credit agreement with a syndicate of lending institutions for which Bank of America acts as agent. This $200 million credit facility, which can be increased to $300 million with the lenders’ approval, runs through October 2009.

Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential Insurance shares in the collateral pledged under the revolver. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The revolver bears interest at a rate per annum equal to, at our option, either a Bank of America base rate or at the Eurodollar rate (LIBOR) plus, in each case, a percentage rate that fluctuates, based on our leverage ratio, from 0% to 1.0% for base rate borrowings and 1.25% to 2.5% for LIBOR rate borrowings. The revolver requires us to maintain financial covenants and satisfy other requirements, such as minimum net worth, and limits on our capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. We were in compliance with these financial covenants as of December 31, 2006 and September 30, 2007.

As of September 30, 2007, an aggregate of approximately $105.0 million was outstanding under the revolver, with an average interest rate on outstanding borrowings of approximately 7.0%. Availability under this facility was approximately $35.1 million as of September 30, 2007 after consideration of outstanding letters of credit.

We have two $25.0 million term facilities with Prudential, of which $10.7 million in the aggregate was outstanding as of September 30, 2007. Principal repayments are due annually on each of the facilities. The Prudential facilities require us to maintain financial covenants, such as minimum net worth, and limit our capital expenditures and indebtedness. We were in compliance with these financial covenants as of December 31, 2006 and September 30, 2007. Interest on the two Prudential facilities is paid quarterly, based on fixed rates for the two facilities of 7.21% and 7.09%, respectively.

On September 10, 2003, we entered into a $9.5 million income tax exempt variable rate bond with Sampson County, North Carolina for the funding of expansion at our landfill in that county. This bond payable was in addition to our existing $30.9 million Sampson facility. Both bonds are backed by a letter of credit issued by Wachovia Bank N.A. under our Bank of America syndication. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 5.5% at December 31, 2006 and September 30,

2007.

As of September 30, 2007, we had the following contractual obligations and commercial commitments (in thousands):

PAYMENTS DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Other
Long-term debt (1) (2)	$202,443	$17,987	$120,414	$4,407	$59,635	$—
Expected landfill liabilities (3)	7,476	156	7,320	—	—	—
Disposal agreements (4)	1,027	803	224	—	—	—
Purchase commitments (5)	6,521	6,521	—	—	—	—
Operating leases (6)	6,098	2,226	1,564	229	2,079	—
Capital leases (7)	250	214	34	2	—	—
Tax contingency reserves (8)	9,813	—	—	—	—	9,813

Total contractual obligations	$233,628	$27,907	$129,556	$4,638	$61,714	$9,813

(1)	Includes recorded principal amounts outstanding as of September 30, 2007 of $105.0 million under our revolver, $10.7 million under the Prudential term facilities, and $40.4 million under the Sampson bond facilities. Our revolver allows us to borrow up to $200.0 million, with further expansion capacity available upon lenders’ approval, provided we are in compliance with the facility’s loan covenants. Includes projected interest assuming the various debt facilities are held to maturity at current rates.
(2)	As disclosed in Note 8 of our unaudited condensed consolidated financial statements, we entered into various interest rate swaps, which fixed the interest rate for a portion of our debt through February 2007. Additionally, we have entered into commodity contracts to hedge our recycling revenue received for old corrugated cardboard. The commodity contracts have a term of three years. The fair values of the cardboard commodity contracts were recorded on our consolidated balance sheets as a liability of approximately $1.0 million as of September 30, 2007. The above table does not include any obligations for these arrangements.
(3)	Liabilities are based on current costs and include capping, closure, post-closure and environmental remediation costs. These costs represent the expected landfill liabilities we will incur for final capping, closure and post-closure for the airspace consumed to date. We will recognize additional liabilities for these types of costs as airspace is consumed in each landfill. These obligations are recorded in our condensed consolidated balance sheets.
(4)	Agreements whereby we agree to deliver a minimum amount of waste at a set rate. These obligations are recorded in our condensed consolidated balance sheets based on actual volume.
(5)	Represents purchase obligations not yet recorded on our condensed consolidated balance sheets.
(6)

Represents future minimum lease payments under our existing operating leases. These payments are not recorded as obligations in our condensed consolidated balance sheets with the exception of any deferred rental credits due to lease escalation clauses. Includes operating lease payments totaling approximately $0.6 million related to a lease of a transfer station in Georgia that we will be obligated to buy in July 2010 for an additional $1.5 million, pending satisfaction of an environmental contingency by the lessor.
(7)	Includes recorded principal amounts outstanding as of September 30, 2007 of $0.2 million under capital lease agreements as well as anticipated interest payments based on interest terms stated in the lease agreements.
(8)	Includes recorded tax contingency reserves related to adoption of FIN 48 (see Note 13 to our unaudited condensed consolidated financial statements) that may not be future cash obligations to us.

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

Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit	$18,036	$18,036	$—	$—
Performance bonds	38,544	38,458	86	—

Total commercial commitments	$56,580	$56,494	$86	$—

Net cash provided by operating activities totaled $50.4 million for the nine-month period ended September 30, 2007 and consisted primarily of net income of $18.6 million plus non-cash adjustments of $26.4 million and net changes in assets/liabilities of $5.4 million.

For the nine-month period ended September 30, 2007, net cash used in investing activities was $44.5 million. Of this, $19.9 million was used for business acquisitions and $26.3 million was used for capital expenditures, of which $20.4 million was for collection and transportation assets.

For the nine-month period ended September 30, 2007, capital expenditures were $26.3 million, compared to $33.9 million for the same period in 2006. Including property and equipment purchased as part of business acquisitions, capital expenditures for the nine-month periods ended September 30, 2006 and 2007 would have been $35.5 million and $34.4 million, respectively. We currently expect capital expenditures for 2007 to be approximately $41.0 million to $42.0 million. In 2007, approximately $14.0 million of the expected capital expenditures are earmarked for landfill site and cell construction and $6.0 million for landfill equipment and related facilities. For the nine-month period ended September 30, 2007, approximately $4.6 million of capital expenditures were related to the construction of the Wake County, North Carolina landfill we anticipate will be ready to accept waste beginning in the first quarter of 2008. We have funded and expect to fund our 2007 capital expenditures principally through internally generated funds and borrowings under existing credit facilities. As an owner and potential acquirer of additional new landfill disposal facilities, we might also be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot currently be determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal businesses, to the extent we could not fund such acquisitions with our common stock, and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

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

For the nine-month period ended September 30, 2007, net cash used in financing activities was $7.4 million, which primarily included payment of dividends and debt repayment, partially offset by approximately $1.9 million as a result of stock option exercises.

Cash flows from operations discontinued in 2006 and 2007 have not been presented separately in our condensed consolidated statements of cash flows. The impact of these dispositions on prior year operating, financing, and investing activities is insignificant, with the exception of the $16.4 million cash proceeds from the sale of discontinued operations in 2006.

At September 30, 2007, we had approximately $157.0 million of long-term and short-term borrowings outstanding (including capital leases) and approximately $56.6 million in letters of credit including performance bonds. The ratio of our total debt (including capital leases) to total capitalization was 49.6% at September 30, 2007, compared to 51.9% as of December 31, 2006.

We report our financial results in accordance with generally accepted accounting principles, or GAAP. However, certain GAAP measures include non-recurring or otherwise unusual items that management does not believe reflect fundamental business performance. We believe it is sometimes appropriate to exclude such items and present non-GAAP measures to provide additional meaningful comparisons between periods. Free cash flow is considered a non-GAAP financial measure. We define free cash flow as cash flows from operating activities less capital expenditures plus proceeds from the sale of property and equipment and other assets. Free cash flow does not represent, and should not be considered as, an alternative to cash flows from operating, investing and financing activities, each as determined in accordance with GAAP. Our definition of free cash flow might not be comparable to a similarly titled measure reported by other companies. We have included information concerning free cash flow because we believe it provides additional information for determining our ability to meet debt service requirements and that this measure is an indicator upon which our lenders, some investors and we assess our financial performance and our capacity to service debt. We therefore interpret free cash flow trends as a measure of our liquidity. Free cash flow for the nine-month periods ended September 30, 2006 and 2007 is set forth below (in thousands).

	Nine Months September 30,
	2006	2007
Net cash provided by operating activities	$32,576	$50,367
Capital expenditures	(33,871)	(26,258)
Proceeds from disposal of assets	1,645	1,730

	$350	$25,839

Free cash flow for the nine-month period ended September 30, 2007 was $25.5 million higher than 2006 primarily due to decreases in capital expenditures, increased net income, favorable noncash adjustments, and favorable changes in assets and liabilities.

Off-Balance Sheet Arrangements

At September 30, 2007, we had the following off-balance sheet arrangements:

One of our wholly owned subsidiaries entered into a franchise agreement with Camden County, North Carolina, effective November 4, 2002 (see Note 9 to our unaudited condensed consolidated financial statements included in this report). Pursuant to the franchise agreement, we have agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the franchise agreement. As a result, we are liable for the expenses of, and any damages or other awards ultimately determined against, those defendants. This arrangement did not materially affect our financial position, results of operations or liquidity during the nine-month period ended September 30, 2007 nor is it expected to have a material impact on our future financial position, results of operations or liquidity.

We are leasing a transfer station in Georgia for approximately $17,100 per month that we will be obligated to purchase at the end of the lease term (July 31, 2010) for an additional $1.5 million, provided that the lessor satisfies an environmental remediation contingency.

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

We have used heating oil option agreements to manage a portion of our exposure to fluctuations in diesel fuel oil prices. To date, such agreements have not been significant to our financial condition and results of operations. In November 2005, we entered into a heating oil hedge contract, effective December 1, 2005, to cap our exposure on 2.5 million gallons of diesel fuel at $2.53 per gallon through April 2006. In May 2006, we entered into a heating oil hedge contract, effective June 1, 2006, to cap our exposure on approximately 0.9 million gallons of diesel fuel at $2.93 per gallon through May 2007. In August 2006, we entered into a heating oil contract, effective September 1, 2006, to cap our exposure on approximately 1.0 million gallons of diesel fuel at $3.05 per gallon through June 2007. As of September 30, 2007, no fuel swaps were in effect.

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

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

From time to time, we make changes to our internal controls over financial reporting that are intended to enhance their effectiveness and which do not have a material effect on our overall internal controls over financial reporting.

No changes were made in our internal controls over financial reporting in the quarter ended September 30, 2007 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The Black Bear landfill we are developing in Camden County, North Carolina is approximately 3,000 feet from a national wildlife refuge. Given the newness of the legislation, we have just begun the process of analyzing its impact on the Black Bear project as well as any options and remedies available to us to continue the development of the project or recover our investment. If, as a result of the legislation, the landfill cannot be constructed as planned, we would have to charge off that portion of the project’s book value that exceeded its fair value. Fair value would include any reimbursement that we expect to receive from the state. At September 30, 2007, the book value of the project was approximately $13.6 million, including approximately $9.1 million in land purchase costs. While such an impairment charge would not have a material adverse effect on our cash flows, it could have a material adverse impact on our earnings for the period in which the charge is taken.

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

Dated: November 9, 2007	Waste Industries USA, Inc.
(Registrant)

	By:	/s/ Jim W. Perry
Jim W. Perry
President and Chief Executive Officer

Dated: November 9, 2007	Waste Industries USA, Inc.
(Registrant)

	By:	/s/ D. Stephen Grissom
D. Stephen Grissom
Chief Financial Officer