Form 10-K
period 2007-12-31
WASTE INDUSTRIES USA INC
filed 2008-03-17
CIK 1125845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-31050

WASTE INDUSTRIES USA, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0954929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3301 BENSON DRIVE, SUITE 601

RALEIGH, NORTH CAROLINA 27609

(Address of principal executive offices) (Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (919) 325-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on which Registered
Common Stock, No Par Value	Nasdaq Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒     Non accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on February 29, 2008, on the NASDAQ Global Select Market was approximately $244,563,535 as of such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of March 14, 2008, the registrant had outstanding 14,168,559 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information omitted from Part III of this report will be incorporated by reference into Part III by an amendment on
Form 10-K/A or a definitive proxy statement for a 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report.

NOTE RELATING TO FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. These statements and other statements made elsewhere by us or our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “may,” “believe,” “could,” “should,” “would,” “anticipates,” “plans” or similar expressions, are based on a number of assumptions. Actual events or results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in our other SEC filings and including, in particular: fuel prices, general economic conditions, the regulation, development and operation of landfills, our ability to manage growth, the availability and integration of acquisition targets, regulatory permitting processes, the cost of complying with the Sarbanes-Oxley Act, impairment of goodwill, competition, geographic concentration, weather conditions, and government regulation. With regard to the proposed going private transaction pursuant to the executed merger agreement described herein, factors that could cause the merger not to occur or could cause results to otherwise differ from the results expressed or implied by any forward-looking statements regarding the merger include, but are not limited to: the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement or the failure of required conditions to close the merger; the outcome of any legal proceedings that have been or may be instituted against us and others as a result of the proposed merger; the inability to obtain shareholder approval or the failure to satisfy other conditions to completion of the merger, including the receipt of certain regulatory approvals; the failure to obtain any contemplated debt or equity financing; risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger; and the potential impact of current unsettled conditions in the credit markets. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Waste Industries USA, Inc. is a regional, vertically integrated solid waste services company. We provide solid waste collection, transfer, disposal and recycling services to commercial, industrial and residential customer locations in North Carolina, South Carolina, Virginia, Tennessee, Mississippi, and Georgia. Our principal operations as of December 31, 2007 consisted of 34 collection operations, 29 transfer stations, approximately 66 county convenience drop-off centers, 12 recycling facilities and nine landfills, serving approximately 875,000 municipal, residential, commercial and industrial service locations.

The Chairman of the Board of Directors who founded our company in 1970 and our Chief Executive Officer are recognized for their leadership roles throughout the solid waste management industry and trade organizations. Our management team collectively has over 223 years of experience in the solid waste industry and over 154 years with our company.

Proposed Going Private Transaction

On December 17, 2007, we entered into an agreement and plan of merger with Marlin HoldCo LP, a Delaware limited partnership, and its wholly owned subsidiary, Marlin MergeCo Inc., a North Carolina corporation. Pursuant to the terms of the merger agreement, Marlin MergeCo will merge with and into our company, and, as a result, our company will continue as the surviving corporation and a wholly owned subsidiary of Marlin HoldCo. Marlin HoldCo is owned by an investor group led by Lonnie C. Poole, Jr., our founder and Chairman, and Jim W. Perry, our President and Chief Executive Officer, and financial partners MIP Waste Holdings, L.P., an affiliate of Macquarie Infrastructure Partners, and GS Direct, LLC, an affiliate of Goldman, Sachs & Co., whom we refer to collectively as the Investor Group.

Upon the completion of the merger, we would cease to be a publicly reporting company and would cease all filings under the Securities Exchange Act of 1934, as amended,.

The merger agreement was unanimously approved by the Special Committee of our Board of Directors that was appointed by the Board of Directors to consider this matter. The merger agreement was also approved by our Board of Directors, with Lonnie C. Poole, Jr. and Jim W. Perry abstaining.

At the effective time of the merger, each outstanding share of our common stock, other than a portion of the shares owned by the Investor Group (as discussed in the next paragraph) and by any shareholders who properly exercise dissenters’ rights under North Carolina law, will be cancelled and converted into the right to receive $38.00 in cash, without interest.

A portion of the shares of common stock owned by Lonnie C. Poole, Jr., Jim W. Perry and certain of their family members and affiliates will not receive the cash merger consideration, but will instead be exchanged for equity ownership in HoldCo.

The merger agreement and the transactions contemplated thereby will be submitted to a vote of our shareholders at a special meeting of our shareholders. The members of the Investor Group who hold shares of our common stock, including Mr. Poole and Mr. Perry and their family members and affiliates, have entered into a support agreement with the other members of the Investor Group in which they have agreed to vote their shares in favor of the merger. The vote of the shares subject to the support agreement is sufficient to approve the merger.

The closing of the merger is conditioned upon the approval of our shareholders, certain regulatory approvals, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which period expired on February 6, 2008, the exercise of dissenters’ rights by holders of not more than 10% of our common stock and other customary closing conditions. The closing of the merger is not conditioned on the receipt of any financing by the Investor Group. The Investor Group has received a commitment from Wachovia Bank, HSBC Securities (USA) and HSBC Bank for up to $455 million in debt financing to finance the transaction.

Pursuant to the merger agreement, we may not solicit other proposals subject to exceptions that permit our Board of Directors (or the Special Committee) to take actions as required by their fiduciary duties to participate in any discussions or negotiations regarding unsolicited alternative business combination transactions

The merger agreement contains certain termination rights for HoldCo, including if our Board of Directors (or the Special Committee) changes its recommendation to the shareholders in response to a superior proposal as required by its fiduciary duties under applicable law. The merger agreement also provides that, upon the termination of the merger agreement, under specified circumstances, we will be required to reimburse Marlin HoldCo for its reasonable merger expenses up to $8.75 million and that, under specified circumstances, we will be required to pay Marlin HoldCo a termination fee of approximately $19.0 million. Additionally, under specified circumstances, Marlin HoldCo will be required to pay us a termination fee of approximately $29.9 million. The members of the Investor Group have severally, but not jointly, agreed to guarantee their proportionate liability of any such amounts payable by Marlin HoldCo to us pursuant to a limited guarantee. As of December 31, 2007, we had incurred approximately $1.9 million in professional fees associated with this proposed transaction.

We have made customary representations, warranties and covenants in the merger agreement, which generally expire at the effective time of the merger. Some of these covenants relate to, and limit our discretion to, take certain actions or business decisions without the prior consent of Marlin HoldCo, including, but not limited to:

•	declaring or paying any dividend on shares of our common stock;

•	purchasing, selling, mortgaging or otherwise disposing of any properties or assets having a value in excess of $5 million in the aggregate;

•	making any investment or material acquisition of another person or business having a value in excess of $5 million in the aggregate;

•	making any capital expenditures not contemplated by the capital expenditure budget having an aggregate value in excess of $5 million for any 12 consecutive month period;

•

incurring, assuming, guaranteeing, or becoming obligated with respect to, any debt, which, when taken together with all our other debt would result in indebtedness greater than $180 million in the aggregate outstanding at any given time (excluding intercompany debt);

•

entering into, renewing, extending, amending or terminating any contract which if entered into prior to the date of the merger would be a material contract, other than any contract relating to indebtedness that would not be prohibited in the merger agreement, or any contracts not in the ordinary course, involving the commitment or transfer of value in excess of $5 million in the aggregate in any year; or

•

waiving, releasing, assigning, settling or compromising any claim, action or proceeding, other than waivers, releases, assignments, settlements or compromises that involve only the payment of monetary damages not in excess of $1 million in the aggregate, or otherwise paying, discharging or satisfying any claims, liabilities or obligations in excess of such amount, in each case, other than in the ordinary course consistent with past practice.

The discussion in this report of our business, operations, strategy, plans, financing and other matters is based on, and assumes, our continued existence as a publicly held company, and is qualified in all respects by the terms of the proposed going private transaction and the limitations imposed by the merger agreement on our ability to take certain actions while the merger is pending. These constraints on our business could significantly impact our operations and business strategy as discussed in this report prior to the consummation of the proposed merger or the termination of the merger agreement.

In addition, if the proposed merger is consummated, our business, operations, strategy, plans, financing and other matters as described in this report will no longer be subject to oversight by our current board of directors and may differ materially from the description of these matters in this report.

The full text of the merger agreement may be found as an exhibit to our Securities Exchange Act filings. Please see Item 15 – “Exhibits and Financial Statement Schedules” for the reference cite to the merger agreement.

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

Internal Growth

In order to continue to achieve internal growth, we intend to focus on increasing sales penetration in current and adjacent market areas, marketing upgrades or additional services (such as on-site solid waste compaction) to existing customers and implementing selective price increases. We strive to be the first or second largest provider, in terms of market share, of waste services in the majority of the markets in which we operate. Current levels of population growth and economic development in the Southeastern U.S. and our strong market presence should provide an opportunity for us to increase revenues and market share in our region. As customers are added in existing markets, our density is improved, which should increase our collection efficiencies and profitability. At December 31, 2007, we had an approximately 42-person sales force dedicated to maintaining and increasing our sales to new and existing commercial, industrial, municipal and residential customers.

An important part of our internal growth strategy is to operate transfer stations strategically located throughout our geographic area to improve our consolidation of collected solid waste and permit us to deliver the collected solid waste to landfills where we have negotiated favorable volume rates with landfill operators or to dispose of it at sites we own. At December 31, 2007, we operated 29 transfer stations, 11 of which we own. By operating transfer stations, we engage in direct communication with municipalities that own the transfer stations regarding waste disposal services, better positioning us to gain additional business in our markets in the event any of these municipalities privatize their solid waste operations. To the extent we are unable to operate existing transfer stations owned by municipalities, we would consider constructing our own transfer station.

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

Based on our market research, we believe that numerous “tuck-in” acquisition opportunities exist within our current market area. A “tuck-in” acquisition refers to an acquisition in which we acquire a solid waste collection company, a division of a company or customer routes of a company located in our existing market area, and integrate the acquired operations or customers into the operations of one of our existing branch facilities. These acquisitions have become an integral part of the industry competitive model due to the efficiencies involved. Such acquisitions, if consummated, provide us with opportunities to improve market share and route density.

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

Acquisition Program

From 1990 through December 31, 2007, we acquired, either by merger or asset purchase, 115 solid waste collection or disposal operations, with nine being acquired in 2007, eight being acquired in 2006 and fourteen being acquired in 2005. We have developed a set of financial, geographic and management criteria designed to assist management in the evaluation of acquisition candidates engaged in solid waste collection and disposal. These criteria evaluate a variety of factors, including, but not limited to:

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

Prior to completing an acquisition, we perform extensive environmental, operational, engineering, legal, human resource and financial due diligence. All acquisitions are subject to initial evaluation and approval by our management before being recommended to our Board of Directors. See Note 2 in our Notes to Consolidated Financial Statements for discussion of our acquisition and disposition activity.

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

Through the utilization of our systems and controls, we will continue to manage our landfill disposal costs and to negotiate long-term disposal contracts with Subtitle D landfill operators. In addition, we have developed an extensive network of transfer stations that we use to consolidate waste streams to gain greater leverage in negotiating landfill disposal fees. As of December 31, 2007, 42% of our waste volume was directed through transfer stations owned or operated by us.

Contracts Program

We currently have 258 municipal contracts that represent approximately $98.9 million of revenue on an annualized basis. In most cases, only larger disposal services companies such as us are financially acceptable to the municipality. Historically, in the Southeastern U.S., city and county governments have provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to privatize or contract out their collection and disposal services to the private sector. Typically, these contracts are competitively bid and have initial terms of one to five years. In bidding for large contracts, our management team draws on its experience in the waste industry and its knowledge of local service areas in existing and target markets. We engage in extensive due diligence using our advanced management information systems and productivity and cost modeling analyses to respond to requests for proposals to provide services. Our regional managers are responsible for managing the relationships with local governmental officials within their respective service area and sales representatives may be assigned specific municipalities for coverage. We may be required to bid for renewal of a contract previously awarded to us, or in certain cases to renegotiate the contract as a result of changed market conditions. While longer-term contracts can provide more consistent cash flow, increases in the cost of fuel and other operating costs during the contract’s term could reduce the contract’s profitability. To minimize this risk, we generally include price increases in our longer-term contracts. However, our ability to pass on price increases is sometimes limited by the terms of our contracts. Long-term solid waste collection contracts typically contain a formula, generally based on a predetermined published price index such as the Consumer Price Index, for automatic adjustment of fees, generally, on an annual basis, to cover increases in some, but not all, operating costs. These fee increases are recognized as revenue when earned (as the service is provided).

During 2007, we net increased our municipal contract base by 4.5% to 258 customers. No single customer of ours accounted for more than 5% of our revenues in 2005, 2006, or 2007. We do not believe that the loss of any single customer would have a material adverse effect on our results of operations.

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

Transfer Station Services

The 29 transfer stations we operated at December 31, 2007 receive, compact and transfer solid waste to larger vehicles for transport to landfills. We believe that transfer stations benefit us by:

•	providing access to multiple landfills;

•	improving utilization of collection personnel and equipment;

•	concentrating the waste stream to gain leverage in negotiating more favorable disposal rates; and

•	building relationships with municipalities that can lead to opportunities for additional business in the future.

Depending on the location, size and local regulatory environment, transfer stations can be constructed for as little as $150,000 for a small rural facility or as much as $1.5 million or more for larger sites. We believe that we have obtained all permits and authorizations necessary to operate our existing transfer stations and that each of our existing transfer stations has been operated in compliance in all material respects with applicable environmental regulations.

At December 31, 2007, we owned 11 of the transfer stations we operated, and operate the remaining 18 transfer stations pursuant to operating agreements. We generally receive a fixed monthly operating fee for our services under these agreements, together with a variable fee based upon the number of hauls made by us from the station. At December 31, 2007, approximately 41.8% of waste directed to the transfer stations we operated was delivered by third parties, who pay us a fee based on the tonnage delivered. Control of these third-party waste streams coupled with our waste stream adds to our bargaining power in our negotiations for favorable solid waste disposal rates with landfill operators.

Since 2005, we have outsourced the majority of our transportation services related to transfer station operations. We believe outsourcing these operations reduces capital expenditures, improves maintenance capacity for other core services, reduces ownership costs, such as insurance, fuel, labor and maintenance costs, and improves the aging of our remaining transfer fleet.

Landfills

At December 31, 2007, we owned eight solid waste landfills, and operated, but did not own, one landfill under a life-of-site operating contract. We are responsible for all final capping, closure and post-closure liabilities for these nine landfills. Additionally, in June 2006 we signed an agreement with Wake County, North Carolina to design, construct and operate a solid waste landfill under a 25-year operating agreement. Wake County is the owner of the property and permit and is responsible for all final capping, closure and post-closure liabilities. Wake County is responsible for billing and collecting from customers and pays us an operating fee based on tonnage received at the landfill. The landfill became operational in February 2008. As of December 31, 2007, the costs related to this contract totaled approximately $6.7 million and are included in property, plant, and equipment on our consolidated balance sheets.

Our landfill facilities are designed and operated to meet federal, state and local regulations in all material respects and we believe each of our landfill sites is in compliance with current applicable state and federal Subtitle D regulations in all material respects. None of our landfills are permitted to accept hazardous waste.

Recycling Services

Recycling involves the removal of reusable materials from the waste stream for processing and sale in various applications. Based on our experience in the industry, we believe that recycling will continue to be an important component of local and state solid waste management plans as a result of the public’s increasing environmental awareness and expanding regulations mandating or encouraging waste recycling. We offer commercial, industrial and residential customers recycling for office paper, cardboard, newspaper, aluminum and steel cans, plastic, glass, pallets and yard waste. At December 31, 2007, we operated approximately 66 convenience sites where residents can dispose of recyclables. In 2007, less than 2.0% of our revenues represented recycling services. We do not believe that our recycling services revenue is material, nor do we currently expect this revenue stream to be material to our results from operations, cash flows or capital expenditures in the foreseeable future.

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

Convenience Sites and Other Specialized Services

In 1982, we developed the concept of a convenience site in response to increasing volumes of waste dumped randomly in rural areas. Each site typically consists of a ramp for easy disposal access, a trash compactor and trash and recycling containers. Most sites have posted operating hours during which our personnel assist residents with the deposit of waste and recyclables while monitoring the types of waste deposited at the sites. Because these convenience sites reduce the amount of trash dumped along roads and in recreational areas, we believe that county and local governments will contract for these sites to be strategically located. At December 31, 2007, we operated approximately 66 convenience sites located in nine counties in our market area.

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

Operations

Branch Facility Structure

Based on our experience in the industry, we believe that a branch facility structure enables some decision-making authority to remain close to the customer and enables us to identify customers’ needs quickly and implement cost-effective solutions. Furthermore, we believe that it provides a low-overhead, highly efficient operational structure that allows us to branch into geographically contiguous markets and operate in small communities that larger competitors might not find attractive. Based on our experience in the industry, we believe that branch facilities provide us with a strategic competitive advantage given the relatively rural nature of the Southeastern U.S.

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

In general, there is no shortage of potential landfill space in the Southeast. There is, however, a need for additional landfill disposal capacity in some very specific Southeast markets. To address these opportunities, we may acquire existing landfills, we may develop landfills, or we may partner with an experienced landfill operator for the acquisition, development or assumption of the operation of additional landfills. Generally, we would pursue such arrangements in our market area if we believe that ownership or operation of a landfill would provide cost benefits and create shareholder value.

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

Landfill Capping, Closure and Post-Closure Costs

We have financial obligations relating to capping, closure and post-closure costs for the landfill sites we own and operate, except for the Wake County Landfill in North Carolina which we operate but are not contractually responsible for capping, closure and post-closure costs. Our obligations for these costs will increase if we decide to develop or acquire additional landfill sites in the future.

Landfill capping, closure and post-closure costs include estimated costs to be incurred for final closure of landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. We estimate these future cost requirements based on our interpretation of the technical standards of the Environmental Protection Agency’s Subtitle D Regulations. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. While the precise amounts of these future obligations cannot be determined, we paid $0.2 million in 2007 and, at December 31, 2007, we estimate total landfill closure and post-closure costs of approximately $7.9 million for the airspace consumed to date. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations.

Marketing and Sales

We market our services locally through our regional and branch managers and approximately 42 direct sales representatives who focus on commercial, industrial and residential customers. In addition to traditional methods of obtaining customers through cold calls, referrals, yellow page and other local market print advertising and overall market reputation, we focus on new account sales through an integrated prospect data base system which targets new account development. Some branch locations have dedicated sales representatives that market residential services. We engage in direct mail campaigns and door-to-door marketing and work with real estate agents and developers to sell services to new developments. Additionally, we attend and make presentations at municipal and state conferences and advertise in governmental associations’ membership publications.

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

Competition

The solid waste management industry is highly competitive, very fragmented and requires substantial labor and capital resources. Intense competition exists within the industry not only for collection, transportation and disposal volume, but also for acquisition candidates. The industry includes three large national waste companies: Waste Management, Inc.; Allied Waste

Industries, Inc.; and Republic Services, Inc. There are several other public companies in the industry with annual revenue in excess of $100 million, including Casella Waste Systems, Inc. and Waste Connections, Inc. We compete with a number of these and other regional and local companies, including publicly and privately owned providers of incineration services.

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

Competitive Bid Contracts

We provide a substantial portion of our residential collection services under municipal contracts and, at December 31, 2007, approximately 29% of our revenues came from municipal contracts. As is generally the case in the industry, municipal contracts are subject to periodic competitive bidding. The balance of our residential services is provided on a subscription basis. At December 31, 2007, we had not lost, nor do we reasonably expect to lose, a contract that would have a material adverse effect on our financial condition or results of operations because the contract either was or is not material. Our inability to compete with larger and better capitalized companies, or to replace a significant number of municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, could have a material adverse effect on our results of operations.

Employees

At December 31, 2007, we employed approximately 1,600 full-time employees. None of our employees are represented by unions and we believe that our employee relations are good. We are highly dependent upon the services of the members of our management team, the loss of any of whom might have an adverse effect on our operations.

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

Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. We have not experienced difficulty in obtaining performance bonds or letters of credit for our current operations. At December 31, 2007, we had provided customers and various regulatory authorities with bonds and letters of credit of approximately $56.3 million to secure our obligations. If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we may be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

Regulation

Introduction

We are subject to extensive and evolving federal, state and local environmental laws and regulations that have been enacted in response to technological advances and increased concern over environmental issues. These regulations not only strictly regulate the conduct of our operations but also are related directly to the demand for many of the services we offer.

The regulations affecting us are administered by the EPA and various other federal, state and local environmental, zoning, health and safety agencies. We believe that we are currently in material compliance with applicable federal, state and local laws, permits, orders and regulations, and we do not currently anticipate any material environmental costs although there can be no assurance in this regard. We anticipate there will continue to be increased regulation, legislation and regulatory enforcement actions related to the solid waste services industry. As a result, we attempt to anticipate future regulatory requirements and to plan accordingly to remain in compliance with the regulatory framework.

In order to transport waste, we must have one or more permits from state or local agencies. These permits also must be periodically renewed and are subject to modification and revocation by the issuing agency. None of our permits has ever been revoked. Similarly, we often are required to have a local government franchise, which franchise may expire and be subject to modification or revocation. None of our franchises has ever been revoked.

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

We currently do not handle hazardous waste as defined by RCRA, but because we did in the past and because we own and operate landfills and transfer stations, we might be subject to CERCLA. If we were to be found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold us, or any other generator, transporter or the owner or operator of the facility, completely responsible for all investigative and remedial costs even if others might also be liable. CERCLA also authorizes the imposition of a lien in favor of the U.S. upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA provides a responsible party with the right to bring legal action against other responsible parties for their allocable share of investigative and remedial costs. Our ability to get others to reimburse us for their allocable share of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

As previously mentioned in our Note Relating to Forward-Looking Statements, there are numerous risks and uncertainties associated with our business and the ownership of our stock. Set forth below are the risks that are known to us as of the date of this report that could affect our business and results of operations.

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

The Black Bear landfill we are developing in Camden County, North Carolina is approximately 3,500 feet from a national wildlife refuge. We have filed a lawsuit challenging application of the legislation to the Black Bear project on the grounds that applying the legislation to the Black Bear project violates the contract, interstate commerce, equal protection and due process clauses of the United State constitution, the corresponding clauses of the North Carolina constitution and our common law vested rights. We also are reviewing all other options and remedies available to us to either continue developing the Black Bear landfill or recover our investment in the project.

If, as a result of the legislation, the landfill cannot be constructed as planned, we would have to charge off that portion of the project’s book value that exceeded its fair value. Fair value would include any reimbursement that we expect to receive from the state. At December 31, 2007, the book value of the project was approximately $14.0 million, including approximately $9.1 million in land purchase costs. While any such impairment charge would not have a material adverse effect on our cash flows, it could have a material adverse impact on our earnings for the period in which the charge is taken.

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

The price and supply of fuel are unpredictable, and can fluctuate significantly based on international political and economic circumstances, as well as other events outside our control, such as actions by OPEC and other oil and gas producers, regional production patterns and environmental concerns. The price of fuel has increased significantly since 2006, which has increased our cost of operations significantly. We need fuel to run our collection and transfer trucks and equipment used in our landfill operations, and price escalations or reductions in the supply will likely increase our operating expenses and have a negative impact on income from operations and cash flows. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we are not able to pass through all of the increased costs and some customers’ contracts prohibit any pass through of the increased costs. Additionally, as fuel prices increase, many of our vendors raise their prices as a means to offset their own rising costs.

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

Economic conditions have had and in the future may have an adverse impact on our operating performance and results of operations.

Weaknesses in the overall U.S. economy or Southeast, where we conduct business, had a negative effect on our operating results, including decreases in revenues and operating cash flows and may continue to do so in the future due to decreases in economic activity, during which businesses tend to produce less waste. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover. If economic conditions deteriorate, we will experience pressure on the pricing that we are able to achieve for our services. In addition, worsening economic conditions may lead to further negative effects of customer turnover. There can be no assurance that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results. Additionally, there can be no assurance that an improvement in economic conditions will result in an immediate, if at all, positive improvement in our operating results.

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

We have a significant amount of indebtedness. As of December 31, 2007, we had consolidated debt, including capital lease obligations, of approximately $165.2 million. As of December 31, 2007, our availability under our senior credit facility was approximately $26.0 million.

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

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt and lease obligations, thereby reducing the availability or our cash flow to fund working capital, capital expenditures and other general corporate purposes;

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

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles, we make several estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The estimates and the assumptions having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for landfills, derivatives, self-insurance reserves, reserve for doubtful accounts, intangibles, allocation of acquisition purchase prices, deferred income taxes, asset impairments, litigation, claims and assessments. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition and results of operations.

Our stock is thinly traded, which can cause volatility in its price.

There currently is a public market for our common stock, but there is no assurance that there will always be such a market, even if the proposed going private transaction is not consummated. Our stock is thinly traded due in part, we believe, to the high level of insider ownership of our company. Thinly traded stock can be more susceptible to market volatility. This market volatility could significantly affect the market price of our common stock without regard to our operating performance. Securities markets worldwide experience significant price and volume fluctuations. In addition, the price of our common stock could be subject to wide fluctuations in response to the following factors, among others:

•	a deviation in our results from the expectations of public market analysts and investors;

•	a decrease in or cessation of our cash dividend;

•	statements by research analysts about our common stock, our company or our industry;

•	changes in market valuations of companies in our industry and market evaluations of our industry generally;

•	actions taken by our competitors;

•	sales or other issuances of common stock by us, our senior officers or other affiliates; or

•	other general economic, political or market conditions, many of which are beyond our control.

The market price of our common stock will also be impacted by our quarterly operating results which can fluctuate from quarter to quarter. Factors that may impact our quarterly results include, among others, failure to obtain required permits, costs of regulatory compliance, fuel prices, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in Item 1A - “Risk Factors” beginning on page 17 and in Item 7 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 3301 Benson Drive, Raleigh, North Carolina, where we currently lease approximately 33,730 square feet of office space. Our principal property and equipment consists of land (primarily transfer stations, bases for collection operations and landfill sites), buildings, and vehicles and equipment. Our land and buildings are located in North Carolina, South Carolina, Virginia, Tennessee, Georgia, and Mississippi. We also lease real property in the states in which we do business. At December 31, 2007, we operated 34 collection operations, 29 transfer stations, 12 recycling facilities and nine landfills. All our property and equipment are used in our one industry segment, which includes collection, transfer, recycling, processing and disposal of municipal solid and industrial waste.

Landfills

As of December 31, 2007, we owned or operated under life-of-site operating agreements nine landfills with total available disposal capacity of approximately 120.1 million cubic yards. Total available disposal capacity includes estimated permitted airspace plus an estimate of the expansion airspace that we believe has a probable likelihood of being permitted.

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

ITEM 3. LEGAL PROCEEDINGS

Except as disclosed below, we are not a party to any pending legal proceedings that we believe, if resolved unfavorably against us, would have a material adverse effect on our business, results of operations or financial condition. In the normal course of our business and as a result of the extensive governmental regulation of the waste industry, we might periodically become subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency might seek to impose fines on us or to revoke, or to deny renewal of, an operating permit held by us. In addition, we might become party to various claims and suits pending for alleged damages to persons and property, alleged violation of certain laws and for alleged liabilities arising out of matters occurring during the normal operation of the waste management business.

The City of Chesapeake, et al v. Camden County, et al, Superior Court of Camden County, Docket No. 05 CVS 95

Black Bear Disposal, LLC , one of our wholly owned subsidiaries, entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002. The Franchise Agreement gave Black Bear the exclusive right to build and operate a municipal solid waste landfill in the County, on a tract of approximately 1,000 acres. On November 3, 2005, the City of Chesapeake, Virginia, 13 individuals and a limited partnership alleging to own property in the vicinity of the proposed landfill, and the Camden Citizens Action League, Inc. filed suit in Camden County Superior Court against Camden County, the Board of Commissioners of Camden County, the five Camden County Commissioners and the County Manager in both their official and individual capacities, and Black Bear. In their complaint, the plaintiffs seek a number of judicial determinations, including a declaration that the Franchise Agreement and underlying Franchise Ordinance are void, that certain prerequisites to the approval of the Franchise Ordinance and execution of the Franchise Agreement were not met, and that certain prerequisites to Black Bear’s permit application to the North Carolina Department of Environment and Natural Resources, or “DENR”, were not met. The defendants, including Black Bear, filed a Motion to Dismiss, Answer, Affirmative Defenses and Counterclaims on January 19, 2006, moving to dismiss the plaintiffs’ complaint on the basis of the applicable statutes of limitation, the failure to join a necessary party, lack of subject matter and personal jurisdiction, sovereign and governmental immunity, lack of standing, and the failure to exhaust administrative remedies, denying many of the factual allegations of the plaintiffs’ complaint, and raising as affirmative defenses the applicable statutes of limitation, the terms of a November 22, 2004 Nondisclosure Agreement between the Company and the Southeastern Public Service Authority of Virginia, or “SPSA”, in which SPSA, for itself and its members (Chesapeake is a member of SPSA), had agreed not to interfere with or oppose our plans for a landfill in

Camden County, and the doctrines of estoppel, waiver, release, sovereign, governmental and legislative immunities, laches, and the failure to exhaust administrative remedies. The defendants’ counterclaims included claims that the plaintiffs had tortiously interfered with Black Bear’s Franchise Agreement, that Chesapeake had breached the Nondisclosure Agreement, and that Chesapeake had misused Black Bear’s confidential information in violation of the Nondisclosure Agreement and the North Carolina Trade Secrets Protection Act. In the counterclaims, the defendants, including Black Bear, sought the damages suffered as a result of plaintiffs’ tortious interference, and Chesapeake’s breach of the Nondisclosure Agreement and misuse of confidential information, including damages in excess of $3,000,000 per year for any delay in the opening of the proposed landfill. The plaintiffs filed Motions to Dismiss, Strike, Separate Claims, Answer, Affirmative Defenses and Motion to Amend Complaint in response to defendants’ counterclaims, arguing that the counterclaims should be dismissed or stricken, or, in the alternative, separated for trial, and that plaintiffs should be given leave to amend their complaint to add Waste Industries USA, Inc. as a party, given Waste’s agreement to be considered a co-permittee on the landfill, with Black Bear.

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

The Franchise Agreement gave Black Bear until November 4, 2007 to open the landfill. Given the litigation brought by Chesapeake and passage of the moratorium (discussed below), the County on April 16, 2007 adopted an Ordinance authorizing a five-year extension on the November 4, 2007 date in return for consideration to the County totaling $450,000, which was paid through a transfer of property. In accordance with the Ordinance, the County, we, along with Black Bear, entered into an Amended and Restated Franchise Agreement, effective April 16, 2007, pursuant to which they also agreed that the service area will be decreased to include only the states of North Carolina, Virginia, Maryland, New Jersey, New York, Connecticut and Massachusetts, and the estimated life of the landfill is 27 years (based on an assumed volume of waste of 10,000 tons a day). The Amended and Restated Franchise Agreement may need to be modified to address issues raised in the Chesapeake litigation.

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

As a result of those studies, on August 2, 2007, the North Carolina legislature approved legislation that regulates new landfills. The law prohibits a new landfill from being constructed within five miles of a national wildlife refuge, two miles of a state park or one mile of a state game land. The new legislation also requires any landfill to be set back at least 200 feet from streams, as opposed to the prior 50 foot requirement. The Black Bear landfill site is within approximately 3,500 feet of a national wildlife refuge. As part of our continuing analysis of the impact of the new legislation on the Black Bear project, we have filed a legal challenge to the new legislation as applied to the Black Bear project (discussed below).

If, as a result of the legislation, the landfill cannot be constructed as planned, we would have to charge off that portion of the project’s book value that exceeded its fair value. Fair value would include any reimbursement that we expect to receive from the state, as discussed below. At September 30, 2007, the book value of the project was approximately $14.0 million, including approximately $9.1 million in land purchase costs. While such an impairment charge would not have a material adverse effect on our cash flows, it could have a material adverse impact on our earnings for the period in which the charge is taken. Due to the passage of the legislation, we performed impairment tests (as of September 30, 2007 and December 31, 2007) as required by SFAS No. 144 by comparing the probability-weighted cash flows from alternative courses of action to the carrying value of the Black Bear project and determined that no impairment was indicated.

The new legislation provides that companies that had pending landfill applications as of August 1, 2007 and whose landfills are impacted by the setback provisions in the new legislation can apply for a reimbursement of the reasonable costs of the preparation of the application incurred prior to August 2006, including site plans, engineering and construction plans, geologic and hydrologic investigations and closure and post-closure plans. The reimbursement funds would come from a tax imposed by the legislation of $2.00 per ton on all solid waste disposed of in North Carolina landfills, beginning on July 1, 2008. On December 18, 2007, we applied to DENR for the reimbursement of $13,612,554 in costs related to the Black Bear project, pursuant to the terms of the legislation. By letter dated February 22, 2008, DENR contacted us seeking additional information and documentation for certain of the expenses for which reimbursement is sought, and we are working to provide the requested information and documentation. DENR has not yet provided an estimated timeframe for a decision on our requested reimbursement.

On December 3, 2007, we filed a Complaint against the State of North Carolina and DENR in the Superior Court of Wake County, North Carolina, challenging application of the legislation to the Black Bear project. We believe that applying the legislation to the Black Bear project violates the contract, interstate commerce, equal protection and due process clauses of the United States Constitution, the corresponding clauses of the North Carolina Constitution and our common law vested rights. The defendants filed an Answer to the Complaint on February 1, 2008, denying all of our claims. We served discovery requests on the defendants, to which the defendants have responded. On February 8, 2008, the defendants filed a Motion to Dismiss and Motion for Judgment on the Pleadings on the following grounds: lack of standing; the session laws at issue do not violate any provision of the North Carolina or United States Constitutions; the doctrines of waiver and estoppel; lack of arbitrary and capricious conduct; lack of interference with a vested right; and lack of entitlement to a writ of mandamus. Our motion to dismiss the hearing (which had been scheduled for March 24, 2008) on the defendants’ motions to dismiss was granted and the defendants’ motions have been re-scheduled for hearing during the week of May 5, 2008. We will vigorously oppose the defendants’ motions to dismiss. If the motions are denied, we plan to proceed with depositions and additional discovery to support our claims in the case.

We are reviewing all other options and remedies available to us to either continue developing the Black Bear landfill or recover our investment in the project.

David Shaev Profit Sharing Account f/b/o Nora Vides on behalf of itself and all others similarly situated v. Waste Industries USA, Inc., Lonnie C. Poole, Jr., Jim W. Perry, Paul F. Hardiman, Glenn E. Futrell, and James A. Walker

On December 21, 2007, we received notice of a complaint filed against us and other defendants on December 19, 2007 in the Superior Court of Wake County, North Carolina. The plaintiff claims to have been a shareholder of ours at all relevant times cited in the complaint. The lawsuit names as defendants us and our five directors, Lonnie C. Poole, Jr., Jim W. Perry, Paul F. Hardiman, Glenn E. Futrell and James A. Walker.

The lawsuit alleges that our directors breached their fiduciary duties to our shareholders by, among other things, engaging in improper, unfair dealing and wrongful and coercive conduct in approving the agreement and plan of merger, dated December 17, 2007, among us, Marlin HoldCo LP, a Delaware limited partnership, and its wholly owned subsidiary, Marlin MergeCo Inc., a North Carolina corporation, that governs the proposed going private transaction discussed in Item 1 – “Business.” Pursuant to the terms of the merger agreement, Marlin MergeCo will merge with and into us, and, as a result, we will continue as the surviving corporation and a wholly owned subsidiary of Marlin HoldCo. Marlin HoldCo is owned by an investor group led by Lonnie C. Poole, Jr., our founder and Chairman, and Jim W. Perry, our President and Chief Executive Officer, and financial partners MIP Waste Holdings, L.P., an affiliate of Macquarie Infrastructure Partners, and GS Direct, LLC, an affiliate of Goldman, Sachs & Co.

The plaintiff seeks class action designation for the lawsuit, certifying the plaintiff as the class representative, enjoining the proposed merger, awarding plaintiff the costs and disbursements related to the lawsuit, including attorneys and financial expert fees, and such other relief as the court deems just and proper.

Although no assurances can be made with respect to any litigation, we believe all of the allegations of wrongdoing in the complaint to be without merit and denies any wrongdoing. In addition, we have been advised that the other defendants named in the complaint believe all of the allegations of wrongdoing in the complaint to be without merit and deny any breach of duty to or other wrongdoing with respect to the plaintiff and any plaintiff class, should one be designated.

        On January 31, 2008, the plaintiff filed a voluntary dismissal, without prejudice, of all claims asserted in the complaint. However, because a putative class action may not be dismissed without approval of the court, the voluntary dismissal filed by plaintiff on January 31, 2008 is moot. On February 12, 2008, the parties submitted a proposed stipulation and order of voluntary dismissal to the court for consideration. On February 22, 2008, the court sent a notice of hearing to advise that at 11:00 a.m. on March 11, 2008, it will hear the parties on the proposed stipulation and order of dismissal. The parties attended a hearing in the North Carolina Business Court on March 11, 2008 to answer questions from the Judge relating to the joint stipulation of dismissal tendered by the parties to the court. The Judge asked the parties to submit some additional data to the court and counsel submitted that information on March 12, 2008. The parties are now awaiting a formal ruling from the court regarding whether it will approve dismissal of the putative shareholder action and, if so, on what terms.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

EXECUTIVE OFFICERS

As of December 31, 2007, our executive officers were as follows:

Name	Age	Position(s)
Jim W. Perry	63	President, Chief Executive Officer and Director
Harry M. Habets	58	Chief Operating Officer
D. Stephen Grissom	55	Chief Financial Officer, Secretary and Treasurer
Harrell J. Auten	59	Vice President, Sales and Marketing
Lonnie C. Poole, III	46	Vice President, Corporate Development
Michael J. Durham	54	Vice President, Administration and Support Services

JIM W. PERRY joined our company in 1971 and was named Chief Executive Officer in 2002 and has served as President since 1987 and as a director since 1974. Prior to that, Mr. Perry served as Chief Operating Officer from 1987 until 2002. Mr. Perry holds a B.S. in Agricultural and Biological Engineering from North Carolina State University and an M.S. in Systems Management from the University of Southern California. Mr. Perry has received the Distinguished Service Award from the National Solid Waste Management Association, or NSWMA and currently serves as Chairman of the Board of Governors for the 2007 year term. In addition, Mr. Perry has served in the Carolinas Chapter of NSWMA as Chairman and on the Membership Committee. Mr. Perry was inducted into the Environmental Industry Associations, or EIA, Hall of Fame in 1997. Mr. Perry has more than 36 years experience in the solid waste industry.

HARRY M. HABETS joined our company in 2002 as Vice President and Chief Operating Officer. From 1985 to 1999, Mr. Habets held various management positions with Waste Management, Inc., including Vice President of International Operations and Regional Vice President/Manager for collection, recycling and landfill disposal services in the Southeast. Mr. Habets holds a B.S. in Business Administration from Rochester Institute of Technology. Mr. Habets has 19 years of experience in the solid waste industry.

D. STEPHEN GRISSOM joined our company in 2001 as Chief Financial Officer and Vice President of Finance. Prior to that, Mr. Grissom was Chief Financial Officer for Austin Quality Foods from 1982 to 2000 and has more than 29 years of controllership and CFO experience. He is a Certified Public Accountant and holds a B.A. in Accounting from North Carolina State University.

HARRELL J. AUTEN was named Vice President, Sales and Marketing in 2005. Prior to that, Mr. Auten served as Vice President, South Division of our company since 1998 and served as our South Division Manager since 1993. Prior to that, Mr. Auten owned and operated his own company. Mr. Auten holds a B.S. in Business Administration from the University of North Carolina at Chapel Hill and has more than 36 years experience in the solid waste industry.

LONNIE C. POOLE, III was named Vice President of Corporate Development in 2002. Prior to that, Mr. Poole served as our Vice President, Director of Support Services since 1995. From 1990 to 1995, he served as our Risk Management Director. Mr. Poole holds a B.S. in Aerospace Engineering from North Carolina State University. Mr. Poole is the son of Lonnie C. Poole, Jr., Chairman of the Board. Mr. Poole has more than 17 years experience in the solid waste industry.

MICHAEL J. DURHAM was named Vice President of Administration and Support Services effective January 1, 2006. Prior to that, Mr. Durham held various management and controllership positions with Stantec Consulting Services Inc./DSATLANTIC Corporation and prior to that with Waste Management, Inc. Mr. Durham is a Certified Public Account and holds a B. S. in Accounting from Florida State University. Mr. Durham has more than 19 years experience in the solid waste industry.

OTHER KEY EMPLOYEES

The following table sets forth certain information concerning our other key employees as of December 31, 2007:

Name	Age	Position(s)
E. Franklin Lorick	53	Vice President—Central Division
Thomas A. Winstead	52	Vice President—East Division
Michael T. Ingle	42	Vice President—South Division
Jerry W. Johnson	56	Vice President—Landfill Division

E. FRANKLIN LORICK was named Vice President of our company in 2002. Mr. Lorick joined us in 1989 and has held various positions including Operations Manager and Branch Manager. He attended Midlands Community College in Columbia, South Carolina and has over 19 years experience in the solid waste industry.

THOMAS A. WINSTEAD has served as a Vice President of our company since March 1998. He joined us in 1985 as a Branch Manager and has also served as East Regional Operations Manager from 1990 to 1997. He is a graduate of Atlantic Christian College with a B.S. in Health and Physical Education. Mr. Winstead has more than 23 years of experience in the solid waste industry.

MICHAEL T. INGLE was named Vice President of our company in 2005. After joining the Company in 1991, Mr. Ingle served as branch manager in various locations. Mr. Ingle is a graduate of Methodist College in Fayetteville, North Carolina and holds a B.A. in Business Administration. Mr. Ingle has over 17 years experience in the solid waste industry.

JERRY W. JOHNSON joined our company in 1991 and has served in various capacities that included developing our first Recycling Division and managing Field Support Services until his departure in 1995. Mr. Johnson then joined Atlantic Waste Disposal and served in various roles from transportation to General Management of Atlantic Waste of Virginia and New York until 1999. At that time, he rejoined our company as the North Carolina Landfill Division Manager. Mr. Johnson currently serves as Vice President of our Landfill Division and oversees all of our landfill operations. Mr. Johnson attended Wake Community College and has over 29 years in the solid waste industry.

None of our executive officers, directors or other key employees is related to any other executive officer, director or other key employee, except that Lonnie C. Poole, Jr., Chairman of the Board of Directors, and Lonnie C. Poole, III are father and son.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information. Our common stock trades on the Nasdaq Global Select Market under the symbol “WWIN”. The following table sets forth the quarterly high and low bid prices for the years indicated as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions and might not reflect actual transactions.

		High	Low
2006
	First quarter	$21.67	$12.80
	Second quarter	$22.78	$17.44
	Third quarter	$28.67	$18.81
	Fourth quarter	$31.89	$26.41

		High	Low
2007
	First quarter	$30.80	$24.24
	Second quarter	$35.50	$25.66
	Third quarter	$35.97	$26.00
	Fourth quarter	$37.14	$26.43

As of March 11, 2008, the number of shareholders of record of our common stock was 131 and we believe that the number of beneficial owners was approximately 2,000.

Dividends. Our Board of Directors declared and paid two dividends in the second quarter of 2007, each of which was approximately $1.7 million. We declared and paid cash dividends of approximately $1.7 million and $2.1 million in the third and fourth quarters of 2007, respectively.

Under our amended revolving bank facility, payment of cash dividends is limited to 50% of our trailing 12 months’ net income. Additionally, we must meet financial covenants contained in the facility, including covenants relating to minimum net worth and maximum levels of capital expenditures and indebtedness. If we are not in compliance with these covenants, or otherwise in default under the facility, we would not be able to pay cash dividends.

Pursuant to the merger agreement for the proposed going private transaction, which we executed on December 17, 2007, we are prohibited from paying cash dividends without the consent of Marlin HoldCo.

Equity Compensation Plan. The following table provides information as of December 31, 2007 for our equity-based compensation plan, which is our 2007 Long Term Incentive Plan. This plan replaces our 1997 Stock Plan which expired on April 21, 2007. All outstanding awards under our 1997 Plan, however, will remain in effect, subject to their respective termination dates.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders:
1997 Stock Plan	201,020	$18.01		273,252
2007 Long Term Incentive Plan	32,486	n/a	*	1,265,401
Equity compensation plans not approved by our shareholders:
None	—	—		—

Total	233,506	$18.01		1,538,653

*	In 2007, we granted 34,599 deferred stock awards which have no exercise price, of which 32,486 were outstanding as of December 31, 2007.

Performance Graph

The following line graph and table illustrate the cumulative total shareholder return on our common stock over the last five fiscal years, beginning on January 1, 2003 and ending on December 31, 2007 and the cumulative total return over the same period of (1) the CRSP Total Market Return Index of the Nasdaq Stock Market and (2) the CRSP Nasdaq Non-Financial Stocks Total Return Index. The CRSP is the Center for Research and Securities Prices at the University of Chicago. The graph assumes an initial investment of $100 and reinvestment of all cash dividends.

This performance graph shall not be deemed to be filed with the SEC or incorporated by reference into any of our previous or future filings with the SEC, except as otherwise explicitly specified by us in any such filing.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2005, 2006 and 2007 and the consolidated balance sheet data as of December 31, 2006 and 2007 are derived from, and are referenced to, our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2003 and 2004 and the consolidated balance sheet data as of December 31, 2003, 2004 and 2005 are derived from audited financial statements not included in this report. Historical results are not necessarily indicative of future results. All periods presented reflect the impact of operations discontinued in 2005 and 2006. There were no operations discontinued in 2007.

	YEAR ENDED DECEMBER 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)
Statement of Operations Data:
Service revenues	$259,631	$280,709	$304,466	$326,447	$339,599
Equipment sales	1,240	861	641	1,098	1,069

Total revenues	260,871	281,570	305,107	327,545	340,668
Cost of service operations	168,937	189,204	204,990	212,171	215,006
Cost of equipment sales	780	470	384	666	629
Selling, general and administrative (1) (6) (7)	37,439	39,167	42,208	43,167	47,509
Depreciation and amortization	29,122	28,442	29,908	32,093	31,751
Gain (loss) on sale of property, equipment and other assets	335	(1,274)	(1,374)	(1,189)	(1,624)
Gain on sale of collection and hauling operations (3)	(720)	(3,482)	—	—	—
Impairment of property, equipment and other assets (2)	517	1,707	143	223	16

Operating income	24,461	27,336	28,848	40,414	47,381
Interest expense	9,891	9,931	9,833	9,608	9,871
Interest income	(141)	(128)	(96)	(181)	(126)
Other income	(96)	(304)	(231)	(418)	(193)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	14,807	17,837	19,342	31,405	37,829
Income tax expense	6,077	6,588	7,792	14,416	14,301

Income from continuing operations before cumulative effect of a change in accounting principle	8,730	11,249	11,550	16,989	23,528
Discontinued operations: (3)
Income from discontinued operations prior to sale (net of income taxes)	160	548	454	10	—
Gain on sale of operations (net of income taxes) (4)	—	—	185	2,282	153

Income from discontinued operations	160	548	639	2,292	153
Cumulative effect of a change in accounting principle, net of income tax benefit of $614 (5)	(1,067)	—	—	—	—

Net Income	$7,823	$11,797	$12,189	$19,281	$23,681

Earnings per share
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.65	$0.83	$0.85	$1.22	$1.67
Income from discontinued operations	0.01	0.04	0.04	0.17	0.01
Cumulative effect of a change in accounting principle (5)	(0.08)	—	—	—	—

Net Income	$0.58	$0.87	$0.89	$1.39	$1.68

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.64	$0.82	$0.84	$1.21	$1.66
Income from discontinued operations	0.02	0.04	0.04	0.16	0.01
Cumulative effect of a change in accounting principle (5)	(0.08)	—	—	—	—

Net Income	$0.58	$0.86	$0.88	$1.37	$1.67

Weighted-average shares outstanding:
Basic	13,439	13,497	13,661	13,871	14,088

Diluted	13,558	13,665	13,821	14,043	14,196

(1)	2004 includes a charge of approximately $2.5 million to bad debt expense to write off or reserve for accounts receivable of a major customer.

(2)	Includes asset impairments. The 2004 results include a $1.4 million charge (or $0.07 per diluted share, net of income tax) Related to our determination that certain landfill permitting efforts had a less than probable chance of success. The 2006 results include a $0.2 million charge (or $.01 per diluted share, net of income tax) related to our determination that certain landfill permitting efforts had a less than probable chance of success.
(3)	The 2004 results include a gain of approximately $3.5 million (or $0.16 per diluted share, net of income tax) related to the sale of certain collection and hauling operations. Business dispositions occurring after January 1, 2005 have been reflected as discontinued operations. See Note 1 of our Notes to Consolidated Financial Statements.
(4)	The 2006 results include a gain of approximately $2.2 million (or $0.16 per diluted share, net of income tax) related to the sale of a landfill operation in Jacksonville, Florida. See Note 2 of our Notes to Consolidated Financial Statements.
(5)	As required, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. In connection with the adoption of SFAS No. 143, we recorded a charge in 2003 of approximately $1.1 million (net of income taxes of $614,000), or $0.08 per share, for the cumulative effect of a change in accounting principle.
(6)	As required, we adopted SFAS No. 123R, Share-Based Payment, on January 1, 2006. In connection with the adoption of SFAS No. 123R, we recorded expense of approximately $0.5 million or $0.04 per share for 2006.
(7)	The 2007 results include approximately $1.9 million in professional fees associated with the proposed going private transaction.

	YEAR ENDED DECEMBER 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)
Other Operating Data:
Net cash provided by operating activities	$39,076	$46,484	$46,370	$45,066	$64,340
Net cash used in investing activities	(48,924)	(34,210)	(54,980)	(29,688)	(64,581)
Net cash provided by (used in) financing activities	12,241	(13,956)	7,740	(15,297)	2,946

Balance Sheet Data:
Cash and cash equivalents	$4,127	$2,445	$1,575	$1,656	$4,361
Working capital (deficit)	(305)	(6,855)	(14,647)	(109)	(5,579)
Property and equipment, net	191,309	198,551	216,390	218,039	234,034
Total assets	330,528	337,048	368,155	370,279	409,033
Long-term debt and capital lease obligations, net of current maturities	157,657	146,136	155,530	150,249	157,941
Shareholders’ equity	$106,959	$117,711	$129,499	$145,871	$163,389

Cash dividends declared and paid per share	$0.08	$0.16	$0.24	$0.38	$0.51

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2006 and 2007 and notes thereto included in this report.

Overview

We are a regional, vertically integrated provider of solid waste services. We were founded by our Chairman of the Board of Directors in 1970. We operate in North Carolina, South Carolina, Virginia, Mississippi, Tennessee and Georgia, providing solid waste collection, transfer, recycling, processing and disposal services for commercial, industrial, municipal and residential customers. At December 31, 2007, we operated 34 collection operations, 29 transfer stations, approximately 66 county convenience drop-off centers, 12 recycling facilities and nine landfills in the Southeastern U.S. We had revenues of $327.5 million and operating income of $40.4 million in the year ended December 31, 2006, and revenues of $340.7 million and operating income of $47.4 million in the year ended December 31, 2007.

Total revenues attributable to services provided are as follows (dollars in thousands):

	Year Ended December 31,
	2005	2006	2007
Collection:
Residential	$66,907	$74,933	$81,218
Commercial	83,882	91,555	96,221
Industrial	86,194	89,933	88,241
Disposal and transfer	44,297	46,285	48,375
Recycling service	4,820	4,719	4,422
Recycled commodity sales	4,997	3,941	4,739
Other	13,369	15,081	16,383

Total service revenues	$304,466	$326,447	$339,599

From 1990 through December 31, 2007, we acquired, either by merger or asset purchase, 115 solid waste collection or disposal operations, with nine being acquired in 2007, eight being acquired in 2006 and 14 being acquired in 2005. All of these acquisitions were accounted for as business combinations. Accordingly, the results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition and have affected period-to-period comparisons of our operating results. During the year ended December 31, 2007, we did not have any significant acquisitions requiring the presentation of the acquired company’s historical financial statements. We anticipate that a significant part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect that additional acquisitions could continue to affect period-to-period comparisons of our operating results. Current levels of population growth and economic development in the Southeastern U.S. and our strong market presence in the region should provide an opportunity to increase our revenues and market share. As we add customers in existing markets, our density should improve, which we expect will increase our collection efficiencies and profitability.

Executive Summary

In 2007, we continued to focus on our initiatives for achieving positive results and improving our performance. They are:

•	Strengthening our competitive position in desired markets;

•	Internalizing more of our waste volume;

•	Increasing revenues from our landfill operations; and

•	Employing best practices to deliver exceptional service.

Our performance for 2007 was impacted by the business climate we operate within, which saw:

•	Increased service delivery costs primarily due to higher fuel prices and costs to transfer waste; and

•	A downturn in certain sectors of our business due to worsening general economic conditions.

Despite these challenges, our revenues increased 4.0% to $340.7 million and our revenues per man-hour improved by 3.2%. In 2007, we performed extensive rerouting of collection operations acquired throughout the year. In addition, we have increased employee training and centered our efforts on fleet maintenance, data management, and customer pricing. We believe these efforts will better position our company for growth in 2008.

Service revenue growth of 4.0% was primarily comprised of 1.0% internal growth and 2.8% of net acquisition growth. Approximately 2.2% of the internal growth was due to pricing. We implemented a pricing strategy to adjust pricing on accounts that were not meeting standards, and in some cases, we chose to give up accounts that refused reasonable price increases, resulting in a negative 1.5% volume component of internal growth for 2007. Energy surcharges contributed additional growth of 0.3% in 2007 as we continued to adjust pricing to cover certain inflationary costs, as discussed below.

Acquisition growth was 2.8% during 2007, impacted by 17 business acquisitions and two business dispositions over the two-year period ended December 31, 2007. Revenues from acquisition activity are considered in acquisition growth until the first anniversary date of the acquisition. All acquisitions in 2006 and 2007 were tuck-ins and a continuation of our plan to expand in selected markets in order to achieve better route density and leverage our overhead cost structure.

We have experienced, as have others in our industry sector, increased operating costs which include higher fuel costs, third party disposal fees, and transfer costs. Most significantly, our average fuel cost per gallon increased approximately 6.2% in 2007. We implemented a fuel surcharge program in late 2005 based upon a regional fuel index, which is designed to recover most of the fuel cost increases.

Our 2007 capital expenditures of approximately $36.9 million decreased by $4.3 million over the prior year. These capital expenditures included $14.6 million primarily related to cell construction at our landfills.

In 2007, we paid $7.2 million in cash dividends compared to $5.3 million in 2006.

Despite higher capital spending and increased cash dividend payments, our debt to total capitalization ratio of 50.3% at December 31, 2007 improved over the prior year ratio of 51.9%. We believe our $200 million revolving credit facility, which matures in October 2009, provides sufficient capital in combination with our cash flow from operating activities to fund our near term growth strategy, capital expenditures and dividends. As of December 31, 2007, we had approximately $26.0 million available under this facility.

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

At December 31, 2007, we operated approximately 66 convenience sites under contract with nine counties in order to consolidate waste in rural areas. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since we are paid regularly by the local government. At December 31, 2007, we also operated 12 recycling processing facilities as part of our collection and transfer operations where we collect, process, sort and recycle paper products, aluminum and steel cans, pallets, plastics, glass and other items. Our recycling facilities generate revenues from the collection, processing and resale of recycled commodities, particularly recycled wastepaper. Through a centralized effort, we resell recycled commodities using commercially reasonable practices and seek to manage commodity-pricing risk by spreading the risk among our customers. We also operate curbside residential recycling programs in connection with our residential collection operations in most of the communities we serve.

Operating expenses for our collection operations include labor, fuel, equipment maintenance and tipping fees paid to landfills. At December 31, 2007, we operated or transferred from 29 transfer stations that reduce our costs by improving our utilization of collection personnel and equipment and by consolidating the waste stream to gain more favorable disposal rates. At December 31, 2007, we owned or operated nine landfills. Operating expenses for these landfill operations include labor, equipment, legal and administrative, ongoing environmental compliance, host community fees, site maintenance and accruals for closure and post-closure maintenance.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the individual line items reflected in our consolidated statements of operations (some items have been condensed for presentation purposes only):

	YEAR ENDED DECEMBER 31,
	(In thousands)
	2005	2006	2007
Service revenues	$304,466	$326,447	$339,599
Equipment sales	641	1,098	1,069

Total revenues	305,107	327,545	340,668

Operations	204,990	212,171	215,006
Cost of equipment sales	384	666	629
Selling, general and administrative	42,208	43,167	47,509
Depreciation and amortization	29,908	32,093	31,751
Gain on sale of property, equipment and other assets	(1,374)	(1,189)	(1,624)
Impairment of property, equipment and other assets	143	223	16

Operating income	28,848	40,414	47,381

Interest expense, net of interest income	9,738	9,427	9,871
Other income	(232)	(418)	(319)

Income from continuing operations before income tax expense	19,342	31,405	37,829
Income tax expense	7,792	14,416	14,301

Income from continuing operations	11,550	16,989	23,528
Income from discontinued operations	639	2,292	153

Net Income	$12,189	$19,281	$23,681

The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in our statements of operations (some items have been condensed for presentation purposes only):

	YEAR ENDED DECEMBER 31,
	2005	2006	2007
Service revenues	99.8%	99.7%	99.7%
Equipment sales	0.2	0.3	0.3

Total revenues	100.0	100.0	100.0

Operations	67.2	64.8	63.1
Cost of equipment sales	0.1	0.2	0.2
Selling, general and administrative	13.8	13.2	13.9
Depreciation and amortization	9.8	9.8	9.3
Gain on sale of property, equipment and other assets	(0.4)	(0.4)	(0.4)
Impairment of property, equipment and other assets	—	0.1	—

Operating income	9.5	12.3	13.9

Interest expense, net of interest income	3.2	2.9	2.9
Other income	—	(0.2)	(0.1)

Income from continuing operations before income tax expense	6.3	9.6	11.1

Income tax expense	2.5	4.4	4.2

Income from continuing operations	3.8	5.2	6.9

Income from discontinued operations	0.2	0.7	—

Net Income	4.0%	5.9%	6.9%

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Revenues. Total revenues increased $13.1 million, or 4.0%, to $340.7 million in 2007 from $327.5 million in 2006. This increase was attributable primarily to increases in residential collection revenue of $6.3 million, commercial collection revenue of $4.7 million, and disposal revenue of $2.2 million.

The following table provides the components of service revenue growth:

SERVICE REVENUE GROWTH	2007
Price	2.2%
Volume	(1.5)%
Energy surcharge	0.3%

Total Internal Growth	1.0%
Commodities	0.2%
Acquisitions	2.8%

Total Service Revenue Growth	4.0%

Service revenue growth of 4.0% was comprised of 1.0% internal growth and 2.8% of net acquisition growth. Approximately 2.2% of the internal growth was due to pricing. We implemented a pricing strategy to adjust pricing on accounts that were not meeting standards. In some cases, we chose to give up accounts that refused reasonable price increases, resulting in a negative 1.5% volume component of internal growth for 2007. Energy surcharges contributed additional growth of 0.3% in 2007 as we continued to adjust pricing to cover certain inflationary costs.

Cost of Operations. Costs of operations (including equipment sales) increased $2.8 million, or 1.3%, to $215.6 million in 2007 from $212.8 million in 2006. Cost of operations as a percentage of revenue decreased in 2007 to 63.3% from 65.0% in the prior year period.

The following table summarizes the components of cost of operations as a percentage of revenue:

	2006	2007	Change
Labor and related benefits	18.8%	18.7%	-0.1%
Landfill fees, transfer and disposal	25.4%	23.7%	-1.7%
Fuel	5.8%	6.0%	0.2%
Repairs and maintenance - fleet	6.4%	6.6%	0.2%
Insurance	6.0%	5.8%	-0.2%
Other	2.4%	2.3%	-0.1%

Total cost of service operations	64.8%	63.1%	-1.7%

Cost of equipment sales	0.2%	0.2%	0.0%

Cost of operations including equipment sales	65.0%	63.3%	-1.7%

Disposal costs continue to decrease as a percentage of revenue as more of the waste we collect is disposed into our landfills. Fuel costs increased 6.2% on a per-gallon basis for the year ended December 31, 2007, compared with the same period in 2006.

Selling, General & Administrative Expenses. SG&A expenses increased $4.3 million, or 10.1%, to $47.5 million in 2007 from $43.2 million in 2006. SG&A as a percentage of revenues increased to 13.9% in 2007 from 13.2% in 2006.

The following table summarizes the components of SG&A expenses (amounts in thousands):

	2006	2007	Change
Labor and related benefits	$23,378	$24,830	$1,452
Provision for doubtful accounts	569	1,678	1,109
Professional fees	5,246	6,198	952
Insurance	2,183	2,467	284
Rent	2,122	2,058	(64)
Travel and entertainment	1,592	1,881	289
Utilities	1,403	1,187	(129)
Other	6,674	7,210	449

Total SG&A	$43,167	$47,509	$4,342

Labor and related benefits increased primarily due to increased administrative headcount and wage increases. The increase in our provision for doubtful accounts was primarily due to the collection in 2006, of an approximately $0.8 million receivable previously included in the allowance for doubtful accounts. The increase in professional fees is primarily attributable to approximately $1.9 million of fees associated with the proposed going private transaction.

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

Depreciation and amortization expense decreased by $0.3 million, or 1.1%, for the year ended December 31, 2007 compared to the same period in 2006 as a result of decreased landfill amortization, partially offset by increased depreciation on fixed assets.

Gain on Sale of Property and Equipment and Other Assets. The amounts reflected for 2006 and 2007 represent gains on sales of operating assets, typically facilities and collection vehicles.

Asset Impairment. The 2006 amounts primarily represent impairment of capitalized landfill development costs as we determined the likelihood of successful completion was less than probable. The amounts in 2007 represent impairment of fixed assets temporarily taken out of service.

Interest Expense (net of interest income). Interest expense (net of interest income) increased in 2007 primarily due to additional debt to fund acquisitions, timing of debt repayment and interest rates.

Income Tax Expense. The effective income tax rate decreased to 37.8% in 2007 from a rate of 45.9% in 2006 primarily due to released FIN 48 positions as a result of tax statute expirations and deferred tax adjustments in 2007. The 2006 tax rate was affected by the revaluation of our deferred tax liabilities at a higher estimated deferred tax rate resulting from apportionment and re-assessment of state tax planning strategies.

Discontinued Operations. Income from discontinued operations, net of income taxes decreased $2.1 million from 2006. In 2006, we disposed of a landfill operation (effective April 1, 2006) in the Jacksonville, Florida market, resulting in a cumulative after-tax gain of $2.2 million. In 2007, we recognized an additional after-tax gain of approximately $0.2 million on this sale as a result of receipt of additional proceeds.

Net Income. Net income increased $4.4 million, or 22.8%, to $23.7 million in 2007 from $19.3 million in 2006. This increase was primarily due to overall higher gross margin and favorable income tax adjustments, partially offset by higher SG&A expenses and no gain on discontinued operations for 2007.

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Revenues. Total revenues increased $22.4 million, or 7.4%, to $327.5 million in 2006 from $305.1 million in 2005. This increase was attributable primarily to increases in residential collection revenue of $8.0 million, commercial collection revenue of $7.7 million, and industrial revenue of $3.7 million.

The following table provides the components of service revenue growth:

SERVICE REVENUE GROWTH	2006
Price	4.1%
Volume	(2.3)%
Energy surcharge	1.1%

Total Internal Growth	2.9%
Commodities	(0.4)%
Acquisitions, net of dispositions	4.7%

Total Service Revenue Growth	7.2%

Service revenue growth of 7.2% was comprised of 2.9% internal growth and 4.7% of net acquisition growth. Of that internal growth, approximately 4.1% was due to pricing. We implemented a pricing strategy to adjust pricing on accounts that were not meeting standards and in some cases, we chose to give up accounts that refused reasonable price increases, resulting in a negative 2.3% volume component of internal growth for 2006. Energy surcharges contributed additional growth of 1.1% in 2006 as we continued to adjust pricing to cover certain inflationary costs.

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

Net Income. Net income increased $7.1 million, or 58.2%, to $19.3 million in 2006 from $12.2 million in 2005. This increase was primarily due to overall higher gross margin and the gain on the sale of discontinued operations, partially offset by increased depreciation and amortization, SG&A expenses, and income tax expense.

Liquidity and Capital Resources

Our working capital was a negative $5.6 million and a negative $0.1 million at December 31, 2007 and 2006, respectively. The negative amounts were primarily the result of using cash generated from operations for capital expenditures and acquisitions, both long-term assets. Our strategy in managing our working capital has been to apply the cash generated from operations that remains available after satisfying our working capital and capital expenditure requirements to reduce indebtedness under our bank revolving credit facility and to minimize our cash balances. We generally finance our working capital requirements from internally generated funds and bank borrowings. In addition to internally generated funds, we have in place financing arrangements to satisfy our currently anticipated working capital needs in 2008.

We have a revolving credit agreement with a syndicate of lending institutions for which Bank of America acts as agent. This $200 million credit facility provides expansion capacity up to $300 million through October 2009.

Virtually all of our assets and those of our subsidiaries, including our interest in the equity securities of our subsidiaries, secure our obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential Insurance shares in the collateral pledged under the revolver. In addition, our subsidiaries have guaranteed our obligations under the Prudential term loan facilities. The revolver bears interest at a rate per annum equal to, at our option, either a Bank of America base rate or at the Eurodollar rate (LIBOR) plus, in each case, a percentage rate that fluctuates, based on our leverage ratio, from 0% to 1.0% for base rate borrowings and 1.25% to 2.5% for LIBOR rate borrowings. The revolver requires us to maintain financial covenants and satisfy other requirements, such as minimum net worth, net income, and limits on our capital expenditures and indebtedness. It also requires the lenders’ approval of acquisitions in some circumstances. We were in compliance with these financial covenants as of December 31, 2006 and December 31, 2007. As of December 31, 2007, an aggregate of approximately $101.0 million was outstanding under the revolver, with an average interest rate on outstanding borrowings of approximately 6.3%. Availability under this facility was approximately $26.0 million as of December 31, 2007 after consideration of outstanding letters of credit.

We have two $25.0 million term facilities with Prudential, of which $10.7 million in the aggregate was outstanding as of December 31, 2007. Principal repayments are due annually on each of the facilities. The Prudential facilities require us to maintain financial covenants, such as minimum net worth, net income, and limit our capital expenditures and indebtedness. We were in compliance with these financial covenants as of December 31, 2006 and December 31, 2007. Interest on the two Prudential facilities is paid quarterly, based on fixed rates for the two facilities of 7.21% and 7.09%, respectively.

On September 10, 2003, we entered into a $9.5 million income tax exempt variable rate bond with Sampson County, North Carolina for the funding of expansion at our landfill in that county. This bond payable was in addition to our existing $30.9 million Sampson facility. In December 2007, we entered into a $13.0 million income tax exempt variable rate bond with Wake County, North Carolina for funding the construction of the Wake County landfill for which we are contracted to construct and operate. All three bonds are backed by letters of credit issued by Wachovia Bank N.A. as a participating lender under our Bank of America syndication. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 5.5% and 4.8% at December 31, 2006 and 2007, respectively. The average interest rate on outstanding borrowings under the Wake facility was approximately 4.8% at December 31, 2007.

As of December 31, 2007, we had the following contractual obligations and commercial commitments (in thousands):

PAYMENTS DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years	Other
Long-term debt (1) (2)	$215,040	$16,416	$114,443	$5,117	$79,064	$—
Expected landfill liabilities (3)	7,881	273	7,608	—	—	—
Disposal agreement (4)	826	803	23	—	—	—
Purchase commitments (5)	8,700	8,700	—	—	—	—
Operating leases (6)	6,020	1,918	1,575	469	2,058	—
Capital leases (7)	200	180	18	2	—	—
Tax contingency reserves (8)	6,663	4,300	—	—	—	2,363

Total contractual cash obligations	$245,330	$32,590	$123,667	$5,588	$81,122	$2,363

(1)	Includes recorded principal amounts outstanding at December 31, 2007 of $101.0 million under our revolver, $10.7 million under the Prudential term facilities, and $53.4 million under the bond facilities. Our revolver allows us to borrow up to $200.0 million, with further expansion capacity available upon lenders’ approval, provided we are in compliance with the facility’s loan covenants. Includes projected interest assuming the various debt facilities are held to maturity at current rates.
(2)	As disclosed in Note 10 of our consolidated financial statements, we have entered into various interest rate swaps, which fixed the interest rate for a portion of our debt. These agreements expired in 2007. Additionally, we have entered into commodity contracts to hedge our recycling revenue received for old corrugated cardboard. The commodity contracts have a term of three years. The fair values of the cardboard commodity contracts are recorded on our consolidated balance sheets as current and long-term liabilities of approximately $1.1 and $0.3 million as of December 31, 2007, respectively. We also use heating oil option agreements to manage a portion of our exposure to fluctuations in diesel fuel oil prices. The fair value of the fuel commodity contract was recorded on our consolidated balance sheet as an asset of approximately $0.1 million as of December 31, 2007. The above table does not include any obligations for these arrangements.
(3)	Liabilities are based on current costs and include capping, closure, post-closure and environmental remediation costs. These costs represent the expected landfill liabilities we will incur for final capping, closure and post-closure for the airspace consumed to date. We will recognize additional liabilities for these types of costs as airspace is consumed in each landfill. These obligations are recorded in our consolidated balance sheets.
(4)	Agreements whereby we agree to deliver a minimum amount of waste at a set rate. These obligations are recorded in our consolidated balance sheets based on actual volume.
(5)	Represents purchase obligations not yet recorded on our consolidated balance sheets consisting primarily of collection vehicles and landfill equipment.
(6)	Represents future minimum lease payments under our existing operating leases. These payments are not recorded as obligations in our consolidated balance sheets with the exception of any deferred rental credits due to lease escalation clauses. Includes operating lease payments of approximately $0.5 million related to the lease of a transfer station in Georgia that we will be obligated to purchase in July 2010 for an additional $1.5 million, pending satisfaction of an environmental contingency by the lessor.

(7)	Includes recorded principal amounts outstanding as of December 31, 2007 of $0.2 million under capital lease agreements as well as anticipated interest payments.
(8)	Includes recorded tax contingency reserves related to adoption of FIN 48 (see Note 8 to our Consolidated Financial Statements) that may not be future cash obligations to us and whose payment timing may not be reasonably estimated. We believe that within the next twelve months, it is reasonably possible that we could pay approximately $2.6 to $4.3 million relating to uncertain tax positions.

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

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	Over 3 Years
	(in thousands)
Standby letters of credit	$17,987	$17,987	$—	$—
Performance bonds	38,264	38,264	—	—

Total commercial commitments	$56,251	$56,251	$—	$—

Net cash provided by operating activities totaled $64.3 million for the year ended December 31, 2007 and consisted of net income of $23.7 million plus non-cash adjustments such as depreciation and amortization, of $37.1 million and net changes in assets/liabilities of $3.5 million.

For the year ended December 31, 2007, net cash used in investing activities was $64.6 million. Of this, $24.2 million was used to fund the cash portion of acquisitions, $6.6 million was placed in escrow for future landfill development obligations and $36.9 million was used for capital expenditures, of which $14.6 million was for landfill expansion, with the balance primarily for investments in equipment, consisting primarily of trucks and containers. Cash inflows from investing activities included $2.9 million received from the sale of property and equipment and other assets.

For the year ended December 31, 2007, capital expenditures were $36.9 million, compared to $41.2 million in 2006. As an owner and potential acquirer of additional new landfill disposal facilities, we might be required to make significant expenditures to bring newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined because they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. We expect we would fund any capital expenditures to acquire solid waste collection and disposal businesses, to the extent we could not fund such acquisitions with our common stock and any regulatory expenses for newly acquired disposal facilities through borrowings under our existing credit facilities.

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

For the year ended December 31, 2007, net cash provided by financing activities was $2.9 million, which primarily included net borrowings of long-term debt (including capital leases) of $7.6 million, cash dividends paid of $7.2 million and $2.4 million in proceeds from stock option exercises.

Cash flows from operations discontinued in 2006, other than sales proceeds, have not been presented separately in our consolidated statements of cash flows, as they are not significant to operating, investing and financing cash flows. The dispositions of these discontinued operations produced proceeds of approximately $8.0 million, $16.4 million and $0.3 million in the years ended December 31, 2005, 2006 and 2007, respectively.

At December 31, 2007, we had approximately $165.2 million of long-term and short-term borrowings outstanding (including capital leases) and approximately $56.3 million in letters of credit including performance bonds. The ratio of our total debt (including capital leases) to total capitalization was 50.3% at December 31, 2007, compared to 51.9% as of December 31, 2006.

Off-Balance Sheet Arrangements

At December 31, 2007, we had the following off-balance sheet arrangements:

One of our wholly-owned subsidiaries entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002 (see Item 3 – Legal Proceedings). Pursuant to the Franchise Agreement, we have agreed to indemnify the County, its officers, employees and agents, which would include the County Commissioners, against all claims arising out of the Franchise Agreement. As a result, we are liable for the expenses of, and any damages or other awards ultimately determined against, those defendants. This arrangement did not materially affect our financial position, results of operations or liquidity during the year ended December 31, 2007 nor is it expected to have a material impact on our future financial position, results of operations or liquidity.

We are leasing a transfer station in Georgia for approximately $17,100 per month that we will be obligated to purchase at the end of the lease term (July 31, 2010) for an additional $1.5 million provided that the lessor satisfies an environmental remediation contingency.

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

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the future:

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our estimated allowance for doubtful accounts is based upon historical collection trends, type of customer, such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The allowance for doubtful accounts was $1.7 million and $1.0 million at December 31, 2006 and 2007, respectively.

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

While the precise amounts of these future obligations cannot be determined, at December 31, 2007, we estimate total landfill closure and post-closure costs of approximately $7.9 million for the airspace consumed to date. Our estimate of these costs considers when the costs would actually be paid and factor in inflation and discount rates. We had accrued approximately $7.1 million for such projected costs as of December 31, 2006 and subsequently paid approximately $0.2 million in 2007. We provide accruals for these future costs (generally for a term of 30 years after final closure of any landfill), and will provide additional accruals for these and other landfills we might acquire or develop in the future, based on engineering estimates of consumption of airspace over the useful lives of such facilities. There can be no assurance that our ultimate financial obligations for actual closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on our financial condition and results of operations.

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

From time to time, we dispose of certain operations that no longer fit our strategy. The tangible assets and certain intangible assets sold are removed at book value. Goodwill is removed based on the relative fair value of the business being sold to the fair value of the reporting unit, which is our Company. We accrue additional consideration when it is probable the funds will be received, generally at the time of receipt.

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

Loss Contingencies

We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liability. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable.

We record losses related to contingencies in cost of operations or selling, general and administrative expenses, depending on the nature of the underlying transaction leading to the loss contingency.

Income Taxes

We record our income taxes based on the requirements of SFAS No. 109, Accounting for Income Taxes, which includes an estimate of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.

Realization of deferred tax assets associated with net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration by tax jurisdiction. We believe that it is more likely than not that certain of these net operating loss and credit carryforwards may expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions and ongoing audits by federal, and state tax authorities, which may result in proposed adjustments. We perform reviews of our income tax positions on a quarterly basis and accrue for potential contingencies in accordance with FIN 48. Accruals for these contingencies are recorded based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.

Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, changes in tax laws, changes in projected levels of taxable income, future tax planning strategies, or other relevant events. See Note 8 to our consolidated financial statements for additional details regarding our tax contingencies.

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

Our cash flows are impacted by fluctuations in commodity pricing. To reduce our risk to market fluctuations, we enter into commodity swap contracts to hedge our cash flows from the sale of old corrugated cardboard, or OCC. The notional amounts hedged under these agreements represent approximately 52% of our current annual OCC volume.

We have used heating oil option agreements to manage a portion of our exposure to fluctuation in diesel fuel oil prices. To date, such agreements have not been significant to our financial condition and results of operations. On December 28, 2004, we entered into a heating oil hedge contract, effective January 1, 2005, to cap our exposure on 1.2 million gallons of diesel fuel at $1.90 per gallon. The hedge coverage represented approximately 80% of our first quarter 2005 diesel fuel requirements, and expired on March 31, 2005. In November 2005, we entered into a heating oil hedge contract, effective December 1, 2005, to cap our exposure on 2.5 million gallons of diesel fuel at $2.53 per gallon through April 2006. In May 2006, we entered into a heating oil hedge contract, effective June 1, 2006, to cap our exposure on approximately 0.9 million gallons of diesel fuel at $2.93 per gallon through May 2007. In August 2006, we entered into a heating oil contract, effective September 1, 2006, to cap our exposure on approximately 1.0 million gallons of diesel fuel at $3.05 per gallon through June 2007. In November 2007, we entered into a heating oil hedge contract, effective January 1, 2008 to cap our exposure on approximately 0.6 million gallons of diesel fuel at $3.41 per gallon through June 2008.

We currently use approximately 7.0 million gallons of fuel per year. At this rate of consumption, a cost change of $0.10 per gallon would have a $700,000 impact on our annual operating income, prior to any recoveries from fuel surcharges.

The following table below presents principal cash flows and related weighted average interest rates of our long-term debt at December 31, 2007 by expected maturity dates. Fair values have been determined based on our incremental borrowing rate of 6.3% as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total Carrying Value	Total Fair Value
	(In thousands)
Fixed Rate
7.21%	$3,571	$—	$—	$—	$—	$—	$3,571	$3,589
7.09%	3,572	3,571	—	—	—	—	7,143	7,208

Variable Rate
6.25%	—	101,000	—	—	—	—	101,000	101,000
4.78%	—	—	—	—	—	13,000	13,000	13,000
4.80%	—	—	—	—	—	40,355	40,355	40,355

	$7,143	$104,571	$—	$—	$—	$53,355	$165,069	$165,152

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	the impact of interest rate movements on our ability to meet interest expense payments and not exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended which we refer to as the Exchange Act, that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

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

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three-month period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon the framework set forth in the report titled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Committee, or COSO. Through this evaluation, we did not identify any material weaknesses in our internal controls and our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Waste Industries USA, Inc. and Subsidiaries

Raleigh, North Carolina

We have audited the internal control over financial reporting of Waste Industries USA, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, in 2006, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, in 2007.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
March 17, 2008

ITEM 9B. OTHER INFORMATION

    Not applicable.

PART III

Some information required by Part III is omitted from this report because we will file, within 120 days after the end of our 2007 fiscal year, either an amendment to this Annual Report on Form 10-K/A or a definitive proxy statement for our 2008 annual meeting of shareholders, portions of which will be incorporated herein by reference.

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

Some information required by Item 10 is omitted from this report because we will file, within 120 days after the end of our 2007 fiscal year, either an amendment to this Annual Report on Form 10-K/A or a definitive proxy statement for our 2008 annual meeting of shareholders, portions of which will be incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Some information required by Item 11 is omitted from this report because we will file, within 120 days after the end of our 2007 fiscal year, either an amendment to this Annual Report on Form 10-K/A or a definitive proxy statement for our 2008 annual meeting of shareholders, portions of which will be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of shares of our common stock as of February 28, 2008 by (1) each person known by us to beneficially own more than 5% of the outstanding shares of common stock, (2) each director of our company, (3) each of our executive officers,, and (4) all directors and executive officers of our company as a group.

This table is based upon information supplied by our executive officers, directors and principal shareholders and from Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Share ownership in each case includes shares issuable upon exercise of options that may be exercised within 60 days after March 14, 2008 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Applicable percentages are based on 14,168,559 shares outstanding on February 28, 2007. Except as listed otherwise, the address of each listed stockholder is 3301 Benson Drive, Suite 601, Raleigh, North Carolina 27609.

Name	Shares Beneficially Owned	Percentage Owned
Poole/Perry Investors (1)	7,296,988	51.5%
Barclays Global Fund Advisors (2) 45 Fremont Street San Francisco, CA 94105	723,590	5.1%
Dimensional Fund Advisors Inc (3) 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	751,111	5.3%
Lonnie C. Poole, Jr. Grantor Trust dated May 1, 1995 (4)	1,741,729	12.3%
Lonnie C. Poole, Jr. (5) (17)	3,349,000	23.6%
Lonnie C. Poole, III (6) (17)	2,504,767	17.7%
Scott J. Poole (7) (17) 7901 Strickland Road, Suite 155 Raleigh, North Carolina 27615	2,857,955	20.2%
Jim W. Perry (8)	1,324,039	9.3%
Glenn E. Futrell (9)	14,654	*
Paul F. Hardiman (10)	15,628	*
James A. Walker (11)	9,973	*
Harry M. Habets (12)	29,769	*
D. Stephen Grissom (13)	40,851	*
Harrell J. Auten, III (14)	17,377	*
Michael J. Durham (15)	1,093	*
All directors and executive officers as a group (10 persons) (16)	7,314,251	51.5%

*	Less than one percent.
(1)	As reported in Schedule 13D/A filed by the Poole/Perry Investors on January 24, 2008. The Poole/Perry Investors consist of Lonnie C. Poole, Jr., Lonnie C. (Ven) Poole, III, Scott J. Poole, Jim W. Perry, the Lonnie C. Poole, III Irrevocable Trust (Tailwalker Trust), the Lonnie C. Poole, III Irrevocable Trust (Tailwalker Non-GST Trust), the Lonnie C. Poole, Jr. Grantor Trust dated May 1, 1995, the Perry Irrevocable Trust u/a/d December 13, 2007, and the Damas II Charitable Remainder Unitrust u/a/d 12/13/07/ The address of the Poole trusts is the same as for Scott J. Poole. The address of the Perry Trust is 7215 Manor Oaks Drive, Raleigh, North Carolina 27615. The address of the Damas Trust is 2600 Hilltop Farm Avenue, Apex, North Carolina 27502
(2)	As reported in Schedule 13G filed on January 23, 2007. The Schedule 13G filed by Barclays Global Fund Advisors states that Barclays holds these shares in trust accounts for the economic benefit of the beneficiaries of those accounts.
(3)	As reported in Schedule 13G filed on February 9, 2007. According to the Schedule 13G, Dimensional is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. Dimensional furnishes investment advice or serves as investment manager to funds consisting of four investment companies registered under the Investment Company Act of 1940 and certain other commingled group trusts and separate accounts. In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the shares, and may be deemed to be the beneficial owner of the shares held by the funds. However, all shares are owned by the funds. Dimensional disclaims beneficial ownership of the shares.
(4)	As reported in Schedule 13D/A filed by the Poole/Perry Investors on January 24, 2008.

(5)	Includes 4,021 shares underlying vested options, 61,320 held by an investment partnership of which Mr. Poole serves as general partner, and 1,741,729 shares held by the Lonnie C. Poole, Jr. Grantor Trust, of which Mr. Poole is the grantor. Excludes 30,168 shares held by Mr. Poole’s wife, 35,263 shares held by Mr. Poole’s mother, 45,000 shares held by the Waste Industries Foundation of which Mr. Poole’s wife is the president, and 700,000 shares held by the Damas II Charitable Remainder Trust u/a/d 12/13/07, of which Mr. Poole disclaims any and all beneficial or pecuniary interest.
(6)	Includes 2,912 shares underlying vested options and 1,741,729 shares held by the Lonnie C. Poole, Jr. Grantor Trust of which Mr. Poole and his brother Scott J. Poole are the joint trustees. Excludes 7,830 shares held by Mr. Poole’s mother in a custodial account for his children, of which Mr. Poole disclaims any and all beneficial or pecuniary interest.
(7)	Includes 1,741,729 shares held in the Lonnie C. Poole, Jr. Grantor Trust of which Mr. Poole and his brother Lonnie C. Poole, III are the joint trustees, 28,536 shares held by the Tailwalker Trust for the benefit of the children of Lonnie C. Poole, III of which Mr. Poole is the trustee, and 411,410 shares held by the Tailwalker Non-GST Trust for the benefit of the children of Lonnie C. Poole, III of which Mr. Poole is the trustee. Excludes 7,314 shares held by Mr. Poole’s mother in a custodial account for his children, of which Mr. Poole disclaims any and all beneficial or pecuniary interest.
(8)	Includes 5,975 shares underlying vested options. Excludes 15,000 shares held by Mr. Perry’s wife and 50,000 shares held by the Perry 2007 Irrevocable Trust of which Mr. Perry’s wife is the trustee, of which Mr. Perry disclaims any and all beneficial or pecuniary interest.
(9)	Includes 1,113 shares underlying vested options.
(10)	Includes 9,341 shares underlying vested options.
(11)	Includes 3,826 shares underlying vested options.
(12)	Includes 4,119 shares underlying vested options.
(13)	Includes 2,654 shares underlying vested options.
(14)	Includes 2,692 shares underlying vested options.
(15)	Includes 493 shares underlying vested options.
(16)	Includes the shares and shares underlying vested options discussed in footnotes (5), (6) and (8) - (15).
(17)	As required by SEC regulation, Lonnie C. Poole, Jr., Lonnie C. Poole, III and Scott J. Poole each must report the shares of Waste Industries common stock that each of them beneficially owns, which results in many of the same shares being reported by each of them. The aggregate number of shares of Waste Industries common stock that Lonnie C. Poole, Jr., Lonnie C. Poole, III and Scott J. Poole, and their affiliates that are reported by each of them in the table, beneficially owned is 5,225,852 shares, or 36.9%, of Waste Industries common stock outstanding on February 28, 2008.

We do not require our directors to own a minimum number of shares of our stock. At December 31, 2006, none of the shares owned by our directors and executive officers were pledged as security for any loan.

The information required by Item 12 of Form 10-K regarding our one equity compensation plan is found in Item 5 of this report under the heading “Equity Compensation Plan.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K is found in “Notes to Consolidated Financial Statements” under Note 11, “Related Party Transactions.”

The information required by Item 407(a) of Regulation S-K is omitted from this report because we will file, within 120 days after the end of our 2007 fiscal year, either an amendment to this Annual Report on Form 10-K/A or a definitive proxy statement for our 2008 annual meeting of shareholders, portions of which will be incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of our Board of Directors appointed the firm of Deloitte & Touche LLP, Raleigh, North Carolina, to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2007. Deloitte & Touche has audited our accounts since 1983 and has advised us that it does not have, and has not had, any direct or indirect financial interest in our company or subsidiaries in any capacity other than that of serving as independent auditors.

Audit Fees. Deloitte & Touche billed us aggregate fees of $981,000 and $1,524,000 for professional services rendered and expenses incurred for the integrated audits of our consolidated financial statements for fiscal years 2007 and 2006, respectively, and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of those fiscal years.

Audit-Related Fees. Deloitte & Touche billed us aggregate fees of $56,000 in fiscal year 2007 related to services incurred on acquisitions and FIN 48 implementation. There were no audit-related fees in 2006.

Tax Fees. Deloitte & Touche billed us aggregate fees of approximately $76,000 and $224,000 in fiscal years 2007 and 2006, respectively, for services rendered for general tax consulting activities and the preparation of our tax returns in fiscal year 2006.

All Other Fees. Deloitte & Touche billed us aggregate fees of approximately $63,000 and $1,500 in fiscal years 2007 and 2006, respectively. The fees incurred for fiscal year 2007 were for assistance with Form S-8 registration statements and services associated with our proposed going private transaction. In addition, we were billed for a computer based accounting research subscription in fiscal years 2007 and 2006, respectively.

In considering the nature of the services provided by Deloitte & Touche as discussed above, the Audit Committee determined that such services were compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte & Touche and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the Public Company Accounting Oversight Board.

Although the Audit Committee does not have formal pre-approval policies and procedures in place, it pre-approved all of the services performed by Deloitte & Touche as discussed above, as required by SEC regulation.

P ART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report or incorporated herein by reference:

1. Financial Statements. See Index to Consolidated Financial Statements on page F-1.

2. Financial Statement Schedule.

Schedule II – Valuation and Qualifying Accounts is found on page S-1.

The financial statement schedule should be read in conjunction with the consolidated financial statements. The financial statement schedules not included in this annual report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or included in the notes thereto.

(b)	Exhibits.

The exhibits filed as part of this Report are listed.

Exhibit Number	Description of Document	Registrant’s Form	Filed	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger dated December 17, 2007.	8-K	December 20, 2007	2.1

2.2	Limited Guarantee dated December 17, 2007.	8-K	December 20, 2007	2.2

3.1	Articles of Incorporation, as currently in effect.	S-4	October 13, 2000	3.1

3.2	Amended and Restated Bylaws dated April 18, 2007	8-K	April 24, 2007	3.2

10.1	1997 Stock Plan, as amended on August 4, 2003.	10-Q	November 14, 2003	10.1

10.2	Note Purchase and Private Shelf Agreement with The Prudential Insurance Company of America dated April 3, 1996.	S-1	April 21, 1997	10.3

10.3	Note Purchase and Private Shelf Agreement with The Prudential Insurance Company of America dated as of June 30, 1998.	10-Q	August 14, 1998	10.4

10.4	Change in Control Agreement dated October 30, 2001 between the Registrant and D. Stephen Grissom	10-K	March 31, 2003	10.14

10.5	Amended and Restated Note Purchase Agreement dated March 31, 2001 among the Company and The Prudential Insurance Company of America and Affiliates.	10-K	March 30, 2004	10.15

10.6	Amended and Restated Note Purchase and Private Shelf Agreement dated March 31, 2001 among the Company and The Prudential Insurance Company of America and Affiliates.	10-K	March 30, 2004	10.16

10.7	Amendment and Consent dated August 27, 2003 among the Company and Prudential Insurance Company of America and Affiliates, amending the Amended and Restated Purchase Note Agreement and the Amended and Restated Note Purchase and Private Shelf Agreement dated March 31, 2001.	10-K	March 30, 2004	10.17

10.8	Amendment and Consent effective March 31, 2005 among the Company and Prudential Insurance Company and Affiliates, amending the Amended and Restated Note Agreement and the Amended and Restated Note Purchase and Private Shelf Agreement dated March 31, 2001.	10-Q	May 17, 2005	10.19

10.9	Amended and Restated Revolving Credit Agreement dated March 24, 2006 among the Company, Bank of America, N.A., Wachovia Bank, N.A., Branch Banking and Trust Company and other lenders.	8-K	March 30, 2006	10.21

10.10	Amendment and Consent effective March 24, 2006 among the Company and Prudential Insurance Company and Affiliates, amending the Amended and Restated Note Purchase Agreement and the Amended and Restated Note Purchase and Private Shelf Agreement dated March 31, 2001. Bank of America, N.A., Wachovia, N.A., Branch Banking and Trust Company and other lenders.	8-K	March 30, 2006	10.22

10.11	Form of Amendment to Change in Control Agreement dated January 15, 2007 between the Company and certain officers.	8-K	January 18, 2007	10.23

10.12	Change in Control Agreement dated January 15, 2007 between the Registrant and Harrell J. Auten, III.	8-K	January 18, 2007	10.24

10.13	Amendment to Employment Agreement dated April 18, 2007, Lonnie C. Poole, III.	8-K	April 24, 2007	10.25

10.14	2007 Long Term Incentive Plan.	10-Q	August 3, 2007	10.26

Exhibit Number	Description of Document	Registrant’s Form	Filed	Exhibit Number	Filed Herewith

10.15	1998 Board of Directors Compensation Plan.	S-8	August 3, 2007	10.26

10.16	2007 Board of Directors Compensation Plan.	S-8	August 3, 2007	10.27

10.17	Amendment to the Company 1997 Stock Plan.	8-K	December 20, 2007	10.27

10.18	Commitment Increase Agreement dated September 16, 2005 among the Company, Bank of America N.A. (the “Increasing Bank”) and Bank of America, N.A. (the successor by merger to Fleet National Bank).	8-K	September 22, 2005	10.24

21	List of Subsidiaries.	10-K	March 17, 2008	21	X

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	March 17, 2008	23.1	X

31.1	Certification of the Chief Executive Officer pursuant to rule 15d-14 (a) under the Securities Exchange Act of 1934.	10-K	March 17, 2008	31.1	X

31.2	Certification of the Chief Financial Officer pursuant to rule 15d-14 (a) under the Securities Exchange Act of 1934.	10-K	March 17, 2008	31.2	X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	March 17, 2008	32.1	X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	March 17, 2008	32.2	X

99.01	Support Agreement, dated October 22, 2007.	13E-3	January 24, 2008	(d)(2)

99.02	Debt Commitment Letter, dated October 22, 2007.	13E-3	January 24, 2008	(b)(1)

99.03	GS Equity Commitment Letter, dated December 17, 2007.	13E-3	January 24, 2008	(d)(3)

99.04	MIP Equity Commitment Letter, dated December 17, 2007.	13E-3	January 24, 2008	(d)(4)

99.05	Lonnie C. Poole Jr. Rollover Commitment Letter, dated December 17, 2007.	13E-3	January 24, 2008	(d)(5)

99.06	Lonnie C. Poole, III Rollover Commitment Letter dated December 17, 2007.	13E-3	January 24, 2008	(d)(6)

99.07	Scott J. Poole Rollover Commitment Letter, dated December 17, 2007.	13E-3	January 24, 2008	(d)(7)

99.08	Jim W. Perry Rollover Commitment Letter, dated December 17, 2007.	13E-3	January 24, 2008	(d)(8)

99.08	Lonnie C. Poole, Jr. Grantor Trust Rollover, dated December 17, 2007.	13E-3	January 24, 2008	(d)(9)

99.10	Tailwalker Rollover Equity Commitment Letter, dated December 17, 2007.	13E-3	January 24, 2008	(d)(10)

99.11	Tailwalker Trust Rollover Equity Commitment Letter, dated December 17, 2007.	13E-3	January 24, 2008	(d)(11)

99.12	Amendment to Debt Commitment Letter, dated December 17, 2007.	13E-3	January 24, 2008	(d)(12)

99.13	Joinder Agreement, dated December 13, 2007.	13E-3	January 24, 2008	(d)(13)

99.14	Interim Investors Agreement, dated December 17, 2007.	13D/A	December 20, 2007	(d)(14)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE INDUSTRIES USA, INC.

Date: March 17, 2008	By:	/s/ Jim W. Perry
JIM W. PERRY
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ Jim W. Perry	Director, President and Chief Executive	March 17, 2008
JIM W. PERRY	Officer (Principal Executive Officer)

/s/ D. Stephen Grissom	Chief Financial Officer (Principal	March 17, 2008
D. STEPHEN GRISSOM	Financial and Accounting Officer)

/s/ Lonnie C. Poole, Jr.	Chairman	March 17, 2008
LONNIE C. POOLE, JR.

/s/ Paul F. Hardiman	Director	March 17, 2008
PAUL F. HARDIMAN

/s/ Glenn E. Futrell	Director	March 17, 2008
GLENN E. FUTRELL

/s/ James A. Walker	Director	March 17, 2008
JAMES A. WALKER

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Waste Industries USA, Inc. and Subsidiaries

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Waste Industries USA, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Waste Industries USA, Inc. and subsidiaries at December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share- Based Payment. In addition, as discussed in Notes 1 and 8, in 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Raleigh, North Carolina
March 17, 2008

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31, 2006	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,656	$4,361
Accounts receivable - trade, net	35,573	33,227
Accounts receivable - other	835	1,902
Spare parts, supplies, and fuel inventories	1,083	917
Deferred income taxes	1,787	1,336
Prepaid insurance	401	206
Other current assets	1,742	3,483

Total current assets	43,077	45,432

PROPERTY AND EQUIPMENT, net	218,039	234,034
GOODWILL	97,562	111,771
OTHER INTANGIBLE ASSETS, net	7,388	6,995
RESTRICTED CASH	731	7,352
OTHER NONCURRENT ASSETS	3,482	3,449

TOTAL ASSETS	$370,279	$409,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$13,318	$15,703
Acquisition related liabilities	273	1,042
Accrued liabilities and other payables	3,626	5,913
Current maturities of long-term debt	7,143	7,143
Accrued wages and benefits	5,317	5,965
Closure/post-closure liabilities	755	273
Income taxes payable	268	—
Reserve for self-insurance	5,490	6,463
Deferred revenue	6,996	8,509

Total current liabilities	43,186	51,011

LONG-TERM DEBT, NET OF CURRENT MATURITIES	150,069	157,926
NONCURRENT DEFERRED INCOME TAXES	23,513	20,458
TAX CONTINGENCY RESERVES	—	6,663
CLOSURE/POST-CLOSURE LIABILITIES	6,347	7,608
OTHER LONG-TERM LIABILITIES	1,293	1,978
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
SHAREHOLDERS’ EQUITY:
Common stock, no par value, shares authorized 80,000,000 shares issued and outstanding: 2006 - 13,962,609; 2007 - 14,168,559	43,179	45,808
Paid-in capital	8,624	9,554
Retained earnings	93,903	108,093
Accumulated other comprehensive income (loss), net of income taxes	165	(66)

Total shareholders’ equity	145,871	163,389

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$370,279	$409,033

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005, 2006 and 2007

(In Thousands, Except Per Share Data)

	2005	2006	2007
REVENUES:
Service revenues	$304,466	$326,447	$339,599
Equipment sales	641	1,098	1,069

Total revenues	305,107	327,545	340,668

OPERATING COSTS AND EXPENSES:
Operating (exclusive of depreciation and amortization shown below)	204,990	212,171	215,006
Cost of equipment sales	384	666	629
Selling, general and administrative	42,208	43,167	47,509
Depreciation and amortization	29,908	32,093	31,751
Gain on sale of property, equipment and other assets	(1,374)	(1,189)	(1,624)
Impairment of property, equipment and other assets	143	223	16

Total operating costs and expenses	276,259	287,131	293,287

OPERATING INCOME	28,848	40,414	47,381

Interest expense	9,833	9,608	9,871
Interest income	(96)	(181)	(126)
Other	(231)	(418)	(193)

Total other expense, net	9,506	9,009	9,552

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,342	31,405	37,829
INCOME TAX EXPENSE ATTRIBUTABLE TO CONTINUING OPERATIONS	7,792	14,416	14,301

INCOME FROM CONTINUING OPERATIONS	11,550	16,989	23,528

DISCONTINUED OPERATIONS:
Income from discontinued operations prior to sale (net of income taxes)	454	10	—
Gain on sale of operations (net of income taxes)	185	2,282	153

INCOME FROM DISCONTINUED OPERATIONS	639	2,292	153

NET INCOME	$12,189	$19,281	$23,681

See Notes to Consolidated Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - continued

Years Ended December 31, 2005, 2006 and 2007

(In Thousands, Except Per Share Data)

	2005	2006	2007
EARNINGS PER SHARE
Basic:

Income from continuing operations	$0.85	$1.22	$1.67
Income from discontinued operations	0.04	0.17	0.01

NET INCOME	$0.89	$1.39	$1.68

Diluted:

Income from continuing operations	$0.84	$1.21	$1.66
Income from discontinued operations	0.04	0.16	0.01

NET INCOME	$0.88	$1.37	$1.67

WEIGHTED-AVERAGE NUMBER OF SHARES
OUTSTANDING
Basic	13,661	13,871	14,088

Diluted	13,821	14,043	14,196

CASH DIVIDENDS PAID	$3,289	$5,283	$7,198

CASH DIVIDENDS DECLARED AND PAID PER SHARE OF COMMON STOCK	$0.24	$0.38	$0.51

See Notes to Consolidated Financial Statements

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31, 2005, 2006 and 2007

(In Thousands)

	SHARES		COMMON STOCK	PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY
	AUTHORIZED	OUTSTANDING
Balance, January 1, 2004	80,000	13,495	$39,308	$7,342	$71,005	$56	$117,711
Net income	—	—	—	—	12,189	—	12,189

Other comprehensive income, net of income taxes of ($309)
Unrealized gain on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	598	598

Other comprehensive income							598

Comprehensive income							12,787
Income tax benefit from stock options	—	—	—	402	—	—	402
Issuances of stock	—	6	79	—	—	—	79
Exercise of stock options	—	253	2,028	—	—	—	2,028
Cancellation of shares	—	(18)	(219)	—	—	—	(219)
Cash dividends paid	—	—	—	—	(3,289)	—	(3,289)

Balance, December 31, 2005	80,000	13,736	41,196	7,744	79,905	654	129,499
Net income	—	—	—	—	19,281	—	19,281

Other comprehensive income, net of income taxes of ($343)
Unrealized gain on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	(489)	(489)

Other comprehensive income							(489)

Comprehensive income							18,792
Income tax benefit from stock options	—	—	—	346	—	—	346
Issuances of stock	—	4	78	—	—	—	78
Exercise of stock options	—	223	1,905	—	—	—	1,905
Cancellation of shares	—	—	—	534	—	—	534
Cash dividends paid	—	—	—	—	(5,283)	—	(5,283)

Balance, December 31, 2006	80,000	13,963	43,179	8,624	93,903	165	145,871
Net income	—	—	—	—	23,681	—	23,681

Other comprehensive loss:
Unrealized loss on cash flow hedges, net of income taxes of $110	—	—	—	—	—	(165)	(165)
Postretirement expense, net of income taxes of $64	—	—	—	—	—	(66)	(66)

Other comprehensive loss							(231)

Comprehensive income							23,450
Income tax benefit from stock options	—	—	—	302	—	—	302
Issuances of stock	—	8	240	—	—	—	240
Exercise of stock options	—	198	2,389	—	—	—	2,389
Stock option expense	—	—	—	628	—	—	628
Tax contingency cumulative effect adjustment	—	—	—	—	(2,293)	—	(2,293)
Cash dividends paid	—	—	—	—	(7,198)	—	(7,198)

Balance, December 31, 2007	80,000	14,169	$45,808	$9,554	$108,093	$(66)	$163,389

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2006 and 2007

(In Thousands)

	2005	2006	2007
OPERATING ACTIVITIES:
Net income	$12,189	$19,281	$23,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,720	32,220	31,751
Landfill accretion expense	414	824	727
Amortization of debt issuance costs	967	513	409
Impairment of property, equipment and other assets	143	223	16
Gain on sale of property and equipment and other assets	(1,374)	(1,189)	(1,624)
Gain on sale of discontinued collection and disposal operations	(184)	(2,282)	(153)
Stock compensation expense	79	612	867
Deferred income taxes	332	2,381	1,963
Change in fair value of commodity hedges	(397)	644	1,224
Provision for doubtful accounts	2,091	1,557	2,022
Changes in operating assets and liabilities, net of effects from acquisition and disposition of related businesses:
Receivables	(7,452)	(2,326)	(744)
Prepaid expenses and other current assets	1,317	2,074	269
Other assets	1,151	(305)	579
Accounts payable and accrued liabilities	4,530	(6,245)	4,635
Deferred revenue and other liabilities	1,844	(2,916)	(1,282)

Net cash provided by operating activities	46,370	45,066	64,340

INVESTING ACTIVITIES:
Acquisitions of operations	(31,937)	(6,190)	(24,171)
Purchases of property and equipment	(34,264)	(41,154)	(36,886)
Proceeds from sale of property and equipment and other assets	3,415	2,209	2,936
Proceeds from sale of discontinued collection and disposal operations	7,988	16,354	270
Increase in restricted cash	(175)	(728)	(6,621)
Other	(7)	(179)	(109)

Net cash used in investing activities	(54,980)	(29,688)	(64,581)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	47,697	44,000	72,000
Principal payments of long-term debt	(38,416)	(55,245)	(64,143)
Payment of dividends	(3,289)	(5,283)	(7,198)
Principal payments of capital lease obligations	(212)	(441)	(213)
Financing costs	(68)	(579)	(191)
Excess tax benefit from stock option exercises	—	346	302
Net proceeds from exercise of stock options	2,028	1,905	2,389

Net cash (used in) provided by financing activities	7,740	(15,297)	2,946

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(870)	81	2,705
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,445	1,575	1,656

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,575	$1,656	$4,361

See Notes to Consolidated Financial Statements.

WASTE INDUSTRIES USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2005 and 2007

(Dollars In Thousands)

	2005	2006	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$9,517	$9,042	$10,699

Cash paid for income taxes	$3,863	$18,383	$13,209

Supplemental Schedule of Noncash Investing and Financing Transactions—

During 2005, 2006 and 2007, the Company acquired approximately $561, $55 and $45, respectively, of fixed assets by entering into capital lease arrangements.

As of December 31, 2006 and 2007, approximately $1,011 and $2,934 of fixed asset additions were included in accounts payable, respectively.

During 2005, the Company sold an insurance policy in exchange for 17,617 shares of the Company’s common stock with a fair value of approximately $219 (See Note 11).

During 2006 and 2007, the Company financed insurance premiums of approximately $3,915 and $3,930, respectively and recorded prepaid insurance with an offsetting note payable for that amount.

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

Proposed Going Private Transaction - On December 17, 2007, the Company entered into an agreement and plan of merger with Marlin HoldCo LP, a Delaware limited partnership (“HoldCo”), and the Company’s wholly owned subsidiary, Marlin MergeCo Inc., a North Carolina corporation (“MergeCo”). Pursuant to the terms of the merger agreement, MergeCo will merge with and into the Company, and, as a result, the Company will continue as the surviving corporation and a wholly owned subsidiary of HoldCo. HoldCo is owned by an investor group (the “Investor Group”) led by Lonnie C. Poole, Jr., the Company’s founder and Chairman, and Jim W. Perry, the Company’s President and Chief Executive Officer, and financial partners MIP Waste Holdings, L.P., an affiliate of Macquarie Infrastructure Partners, and GS Direct, LLC, an affiliate of Goldman, Sachs & Co.

Upon the completion of the merger, the Company would cease to be a publicly reporting company and would cease all filings under the Securities Exchange Act of 1934, as amended.

The merger agreement was unanimously approved by the Special Committee of the Company’s Board of Directors that was appointed by the Board of Directors to consider this matter. The merger agreement was also approved by the Company’s Board of Directors, with Lonnie C. Poole, Jr. and Jim W. Perry abstaining.

At the effective time of the merger, each outstanding share of the Company’s common stock, other than a portion of the shares owned by the Investor Group (as discussed in the next paragraph) and by any shareholders who properly exercise dissenters’ rights under North Carolina law, will be cancelled and converted into the right to receive $38.00 in cash, without interest.

A portion of the shares of common stock owned by Lonnie C. Poole, Jr., Jim W. Perry and certain of their family members and affiliates will not receive the cash merger consideration, but will instead be exchanged for equity ownership in HoldCo.

The merger agreement and the transactions contemplated thereby will be submitted to a vote of the Company’s shareholders at a special meeting of the Company’s shareholders. The members of the Investor Group who hold shares of the Company’s common stock, including Mr. Poole and Mr. Perry and their family members and affiliates, have entered into a support agreement with the other members of the Investor Group in which they have agreed to vote their shares in favor of the merger. The vote of the shares subject to the support agreement is sufficient to approve the merger.

The closing of the merger is conditioned upon the approval of the Company’s shareholders, certain regulatory approvals, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which period expired on February 6, 2008, the exercise of dissenters’ rights by holders of not more than 10% of the Company’s common stock and other customary closing conditions. The closing of the merger is not conditioned on the receipt of any financing by the Investor Group. The Investor Group has received a commitment from Wachovia Bank, HSBC Securities (USA) and HSBC Bank for up to $455 million in debt financing to finance the transaction.

The Company may not solicit other proposals or, subject to exceptions that permit the Company’s Board of Directors (or the Special Committee) to take actions as required by their fiduciary duties to participate in any discussions or negotiations regarding unsolicited alternative business combination transactions.

The Company has made customary representations, warranties and covenants in the merger agreement, which generally expire at the effective time of the merger. Some of these covenants relate to, and limit the Company’s discretion to, take certain actions or business decisions without the prior consent of HoldCo, including, but not limited to declaring or paying any dividend on shares of the Company’s common stock; purchasing, selling, mortgaging or otherwise disposing of any properties or assets having a value in excess of $5 million in the aggregate; making any investment or material acquisition of another person or business having a value in excess of $5 million in the aggregate; making any capital expenditures not contemplated by the capital expenditure budget having an aggregate value in excess of $5 million for any 12 consecutive month period; incurring, assuming, guaranteeing, or becoming obligated with respect to, any debt, which, when taken together with all our other debt would result in indebtedness greater than $180 million in the aggregate outstanding at any given time (excluding intercompany debt); entering into, renewing, extending, amending or terminating any contract which if entered into prior to the date of the merger would be a material contract, other than any contract relating to indebtedness that would not be prohibited in the merger agreement, or any contracts not in the ordinary course, involving the commitment or transfer of value in excess of $5 million in the aggregate in any year; or waiving, releasing, assigning, settling or compromising any claim, action or proceeding, other than waivers, releases, assignments, settlements or compromises that involve only the payment of monetary damages not in excess of $1 million in the aggregate, or otherwise paying, discharging or satisfying any claims, liabilities or obligations in excess of such amount, in each case, other than in the ordinary course consistent with past practice.

The merger agreement contains certain termination rights for HoldCo, including if the Company’s Board of Directors (or the Special Committee) changes its recommendation to the shareholders in response to a superior proposal as required by its fiduciary duties under applicable law. The merger agreement also provides that, upon the termination of the merger agreement, under specified circumstances, the Company will be required to reimburse HoldCo for its reasonable merger expenses up to $8.75 million and that, under specified circumstances, the Company will be required to pay HoldCo a termination fee of approximately $19.0 million. Additionally, under specified circumstances, HoldCo will be required to pay the Company a termination fee of approximately $29.9 million. The members of the Investor Group have severally, but not jointly, agreed to guarantee their proportionate liability of any such amounts payable by HoldCo to the Company pursuant to a limited guarantee. As of December 31, 2007, the Company had incurred approximately $1.9 million in professional fees associated with this proposed transaction.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

c. Allowance for Doubtful Accounts— The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimated allowance for doubtful accounts is based upon historical collection trends, type of customer, such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The allowance for doubtful accounts was $2.2 million and $1.5 million at December 31, 2006 and 2007, respectively.

If the financial condition of the Company’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

d. Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risks consist primarily of accounts receivable. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base. No single customer accounted for more than 5% of revenues in 2005, 2006 or 2007. One customer accounted for approximately 6% and 5% of the net accounts receivable balance as of December 31, 2006 and 2007, respectively. The Company does not believe that the loss of any single customer would have a material adverse effect on its results of operations or financial position.

e. Spare parts, supplies, and fuel inventories— Inventories consist of operating materials and supplies held for use and are stated at the lower of cost or market on a first-in first-out basis.

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

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. Interest capitalized for the years ended December 31, 2005, 2006 and 2007 was $759,000, $968,000, and $948,000, respectively. In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfills permitted and probable to be permitted capacity. Units-of-consumption amortization rates are determined annually. The rates are determined by management based on estimates provided by the Company’s internal and third party engineers, and consider the information provided by surveys which are performed at least annually.

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

The Company operates as one reporting unit based on its current reporting structure. The Company performs an annual goodwill impairment test. At least quarterly, the Company analyzes whether events have occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, will perform a goodwill impairment test between annual dates. Impairment charges are recognized as operating expenses. The Company’s annual assessment date is July 31. The Company completed its annual impairment test as of July 31, 2007 and determined that there was no goodwill impairment.

Intangible assets with a definite life are amortized over their expected lives, typically five to ten years (see Note 4) on a straight-line or accelerated basis to match the economic benefit received.

h. Restricted Cash— Restricted cash consists primarily of funds held in trust for the construction of the Wake County landfill which are expected to be utilized in 2008 and for the payments of closure and post-closure obligations related to the Grady Road landfill.

i. Deferred Financing Costs— Included in other noncurrent assets are debt issue costs relating to borrowings (see Note 5). Debt issue costs are amortized to interest expense over the life of the related debt in a manner that approximates the effective interest rate method.

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

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

k. Asset Impairment— The Company reviews long-lived assets for impairment on a market-by-market basis whenever events or changes in the circumstances indicate that the carrying amount of an asset might not be recoverable. If an evaluation is required, the projected future net cash flows on an undiscounted basis attributable to each market would be compared to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that market. If an impairment is indicated, the amount of the impairment is measured based on the fair value of the asset. The remaining useful lives are also evaluated to determine whether events and circumstances warrant revised estimates of such lives. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Impairment of certain intangible assets and operating equipment resulted in charges of approximately $143,000, $31,000 and $16,000 for the years ended December 31, 2005, 2006, and 2007, respectively. The 2006 results also include asset impairment charges of approximately $192,000 related to the Company’s determination that certain landfill permitting efforts had a less than probable chance of success.

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

Earnings per share for the years ended December 31, 2005, 2006 and 2007 is calculated as follows (in thousands, except per share amounts):

	2005	2006	2007
Numerator:
Net income	$12,189	$19,281	$23,681

Denominator:
Denominator for basic earnings per share	13,661	13,871	14,088
Effect of dilutive securities - options to purchase common stock	160	172	108

Denominator for diluted earnings per share	13,821	14,043	14,196

Basic earnings per share	$0.89	$1.39	$1.68

Diluted earnings per share	$0.88	$1.37	$1.67

Antidilutive options to purchase common stock not included in the earnings per share calculation	192	34	—

n. Dividends—The Company paid three cash dividends in 2005 and quarterly cash dividends in 2006 and 2007. The Company intends to pay dividends when sufficient cash is available to effect the dividend without impeding the Company’s ability to pay its debts as they become due in the usual course of business. See Note 9 for restrictions on payment of dividends.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o. Stock-Based Compensation— Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) requiring that compensation costs relating to share-based payment awards made to employees and directors be recognized in the financial statements. The principal awards issued under the Company’s stock-based compensation plans, which are described in Note 14, “Stock-Based Compensation Plans”, include incentive stock options, non-qualified stock options and common stock. The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the Company’s consolidated statements of operations.

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

As a result of the adoption of SFAS No. 123R on January 1, 2006, the Company’s results for the year ended December 31, 2006 and 2007 include stock-based compensation expense relating to stock options of approximately $0.5 million and $0.6 million, respectively. This expense is included within selling, general, and administrative expenses on the consolidated statements of operations and relates primarily to unvested options granted prior to the January 1, 2006 date of adoption of SFAS No. 123R. These pre-adoption stock options are primarily incentive stock options and typically vest over a period of four years with a five-year contractual life. Cash dividends are not paid on unexercised options.

The following table illustrates the effect on net income per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 in the year prior to the adoption of SFAS No. 123R (in thousands, except per share data):

2005
Net Income:
As reported	$12,189
Deduct - total stock-based compensation determined under fair value based method for all awards	555

Pro forma	$11,634

Earnings Per Share:
Basic:
As reported	$0.89
Pro forma	$0.85

Diluted:
As reported	$0.88
Pro forma	$0.84

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The per share fair value of options granted under the 1997 Stock Option Plan during 2005, 2006 and 2007 was estimated using the Black-Scholes option-pricing model and the following assumptions:

	2005	2006	2007
Weighted-average grant date fair value of options granted	$4.50	$5.78	$7.18
Weighted-average expected lives (years)	5.00	3.50	3.47
Risk-free interest rate	3.91%	4.84%	4.50%
Expected dividend yield	2.30%	2.00%	2.00%
Volatility	39.78%	37.00%	34.60%

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

Historically, the Company primarily grants incentive stock options, which do not result in an income tax deduction to the Company unless a disqualifying disposition takes place. Consequently, no income tax benefit is recorded on incentive stock options as the options vest or are exercised unless the exercise is a disqualifying disposition. Prior to the adoption of SFAS No. 123R, the Company presented all income tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statements of cash flows. SFAS No. 123R requires cash flows resulting from excess income tax benefits to be shown as part of cash flows from financing activities and cash outflows from operating activities. The Company has elected to calculate its initial pool of excess tax benefits pursuant to the method described in FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

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

Components of revenue are as follows (in millions):

	Year Ended December 31,
	2005	2006	2007
Collection:
Residential	$66.9	$74.9	$81.2
Commercial	83.9	91.6	96.2
Industrial	86.2	89.9	88.2
Disposal and transfer	44.3	46.3	48.4
Other	23.8	24.8	26.7

Total revenue	$305.1	$327.5	$340.7

q. Segment Information—The Company has determined that it operates in one reportable segment representing the collection, transfer, recycling, and disposal of non-hazardous solid waste in the Southeastern United States because the Company’s chief operating decision maker regularly reviews operating results on a consolidated basis in deciding how to allocate resources and in assessing operating performance.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

s. New Accounting Pronouncements— In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 at the beginning of fiscal year 2007. The disclosure requirements and cumulative effect of adoption of FIN 48 are presented in Note 8.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement. The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board (“APB “) No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 was effective for the Company as of January 1, 2007. The Company adopted EITF 06-3 as of January 1, 2007 and it did not have a material impact on its financial statements. The Company shows sales taxes on a net basis.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the Company’s fiscal year-end. SFAS 158 was effective for the Company as of December 31, 2006, at which time the Company had no postretirement or pension plans. Effective January 1, 2007, the Company extended a postretirement benefit to employees whereby an eligible employee could continue medical coverage for a limited period of time at a higher rate than active employees. The Company determined the accumulated projected benefit obligation and recorded approximately $0.1 million, net of income taxes, as an adjustment to other comprehensive income for the twelve-month period ended December 31, 2007. An unfunded postretirement obligation of approximately $0.2 million is included in other long-term liabilities as of December 31, 2007.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). In practice, some companies currently use the “rollover” method, which focuses on the impact of a misstatement on the income statement. Other companies use the “iron curtain” method, which focuses on the impact of a misstatement on the balance sheet. SAB 108 requires companies to use a “dual approach” in quantifying financial statement misstatements. If an error is determined to be material under either approach, the financial statements must be adjusted. SAB 108 also provides transition guidance for correcting errors existing in prior years. SAB 108 was effective for the Company at December 31, 2006. The implementation of SAB 108 did not have an effect on the Company’s financial position or results of operations, and did not require an adjustment to beginning retained earnings as permitted by SAB 108.

t. New Accounting Pronouncements Not Yet Adopted — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date. In addition, this statement provides guidance for recognizing and measuring the goodwill acquired in the

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 141(R) will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-2 to defer the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company is assessing SFAS 157 and has not determined the impact that the adoption of SFAS 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets & Financial Liabilities—Including an Amendment of SFAS No. 115. SFAS 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as those changes occur. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the impact of SFAS 159 on its financial position and results of operations if it were to elect the fair value option.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 5, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of amounts of the consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective for fiscal years beginning after December 15, 2008. The Company is currently reviewing the impact of SFAS 160 on its financial position and results of operations.

u. Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The fair value of the Company’s two fixed rate term facilities with Prudential Insurance Company of America, using an estimate of interest rates currently available to the Company, was $10.8 million at December 31, 2007. The carrying value of these two term facilities was $10.7 million at December 31, 2007. Carrying amounts of the Company’s revolving credit facility, bonds and other installment notes payable approximate fair value because interest rates are primarily variable and, accordingly, approximate current market rates.

v. Allocation of Acquisition Purchase Price – Acquisition purchase price is allocated to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination.

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

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time, the Company consummates acquisitions in which it exchanges operations it owns for operations owned by another solid waste company. These exchange transactions require the Company to estimate the fair market value of either the operations it receives or the operations it disposes of, whichever is more clearly evident. To the extent that the fair market value of the operations it disposes of differs from the fair market value of the operations it obtains, cash is either remitted or received to offset the difference in fair market values. In 2005, the Company completed a simultaneous purchase and sale transaction in which the Company acquired operations of another solid waste company in Georgia and sold some of its operations in Georgia, resulting in a pre-tax gain of approximately $0.6 million. In 2006 and 2007, the Company did not execute any simultaneous purchase and sale transactions.

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

During 2006, the Company completed eight acquisitions for a total of $6.2 million, net of cash acquired, funded primarily with cash received from the sale of discontinued operations. Of the 2006 acquisitions, the Company completed three acquisitions in the Atlanta, Georgia market for approximately $3.2 million, four acquisitions in the North Carolina market for approximately $1.5 million and one acquisition in its South Carolina market.

During 2007, the Company completed nine acquisitions for a total of $24.2 million in cash. Of the 2007 acquisitions, four acquisitions totaling $15.3 million were made to increase the Company’s presence in the Atlanta, Georgia market. The Company made two acquisitions for approximately $4.4 million for hauling operations in its South Carolina market. The Company made three acquisitions for approximately $4.5 million for hauling operations in its North Carolina market.

The results of these operations have been included in the consolidated financial statements since the acquisition date and are consistent with the Company’s strategy to improve internalization of waste into existing landfills and expand its presence in certain markets.

In accordance with SFAS No. 141, Business Combinations, the purchase price of each acquisition has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. Certain of these purchase price allocations pertaining to 2007 acquisitions are preliminary estimates, based on available information and certain assumptions that management believes are reasonable. Accordingly, these purchase price allocations are subject to finalization. In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets, historical demand and estimates of future demand for its services.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007, the recorded purchase price allocation for these acquisitions was as follows (in thousands):

	2006	2007
Tangible assets (liabilities) acquired at fair value:
Accounts receivable	$318	$1,137
Property and equipment	1,581	8,709
Deferred revenue and other liabilities	(469)	(758)

Total net tangible assets acquired	1,430	9,088
Intangible assets acquired at fair value:
Customer lists	919	1,848
Noncompete agreements and other	42	63
Goodwill	4,071	14,209

Total net assets, acquired at fair value	6,462	25,208

Amount of purchase price withheld	(272)	(1,037)

Cash paid for acquisitions	$6,190	$24,171

Goodwill related to these acquisitions will be deductible for tax purposes.

The following unaudited pro forma results of operations assume the transactions described above occurred as of the beginning of the period presented (in thousands except per share data):

	2005	2006	2007
Total revenues	$325,532	$344,457	$346,685
Operating income	31,545	42,214	48,691

Income from continuing operations	11,991	17,078	23,859
Income from discontinued operations	639	2,292	153

Net income	$12,630	$19,370	$24,012

Earnings per common share:
Basic:
Income from continuing operations	$0.88	$1.23	$1.69
Income from discontinued operations	0.04	0.17	0.01

Net income	$0.92	$1.40	$1.70

Diluted:
Income from continuing operations	$0.87	$1.22	$1.68
Income from discontinued operations	0.04	0.16	0.01

Net income	$0.91	$1.38	$1.69

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future operating results.

As of December 31, 2007, the Company had three acquisitions for which purchase price allocations were not yet finalized. The Company believes that the potential changes to the purchase price allocations would not have a material impact on its financial condition, results of operations, or cash flows.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dispositions

In the second quarter of 2006, the Company sold a landfill operation in Jacksonville, Florida for approximately $16.2 million. In the second quarter of 2006, the Company disposed of certain hauling operations in the Atlanta, Georgia market for approximately $0.2 million. The operations were disposed of to allow the Company to purchase operations in its existing markets that are more consistent with its overall strategy to internalize waste, reduce administrative costs, and gain route efficiencies where available.

The Company did not dispose of any operations in 2007, although it did receive $270,000 in 2007 related to the settlement of a 2006 disposition.

In the year ended December 31, 2006, the net assets and liabilities disposed of were as follows (in thousands):

2006
Disposed assets:
Accounts receivable	$561
Property and equipment	8,653
Inventories and other assets	41
Goodwill, net	3,762

Total net assets disposed of	13,017

Disposed liabilities:
Deferred revenue	(50)
Other liabilities	(523)

Total net assets and liabilities disposed of	$12,444

Portions of these disposed operations were in operation during the years ended December 31, 2005 and 2006, and, consequently, the results of those operations less applicable income taxes were reported as a separate component of income from discontinued operations (in thousands):

	2005	2006
Revenues	$10,144	$1,520
Operating expenses:
Cost of operations	7,787	1,277
Selling, general and administrative	772	100
Depreciation and amortization	813	127

Income before income taxes	772	16
Income tax provision	318	6

Income from discontinued operations prior to sale (net of income taxes)	$454	$10

In conjunction with its 2005 dispositions, the Company recognized gains on disposal of the assets and operations totaling approximately $0.2 million, net of income taxes of $0.3 million. In conjunction with its 2006 dispositions, the Company recognized gains on disposal of the assets and operations totaling approximately $2.3 million, net of income taxes of $1.6 million. In the first quarter of 2007, the Company received additional consideration for a 2006 sale and recognized additional gain of approximately $0.2 million, net of taxes of approximately $0.1 million, in its income from discontinued operation. These gains are shown as a separate component of income from discontinued operations.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006 and 2007 (in thousands):

	2006	2007
Land, land improvements and buildings	$44,613	$46,558
Landfills and associated land	129,928	143,687
Machinery and equipment	15,838	19,482
Containers	106,994	116,220
Collection vehicles	111,520	113,058
Furniture, fixtures, and office equipment	6,100	4,270
Construction in progress	421	526

Total property and equipment	415,414	443,801
Less accumulated depreciation	(197,375)	(209,767)

Property and equipment, net	$218,039	$234,034

Construction in progress includes equipment not placed in service at year-end. Landfills and associated land includes land held for development, representing various landfill properties under development with an aggregate cost of approximately $14.9 million and $25.7 million for the periods ended December 31, 2006 and 2007, respectively, which will not be amortized until placed in service.

Depreciation expense (including software amortization) for the years ended December 31, 2005, 2006 and 2007 was approximately $23.8 million, $22.9 million and $24.3 million, respectively. Depreciation expense includes depreciation on assets under capital leases. Landfill amortization expense was approximately $5.0 million, $7.0 million, and $5.1 million for the years ended December 31, 2005, 2006 and 2007, respectively. Included in depreciation and amortization expense for the year ended December 31, 2006 were favorable adjustments of approximately $0.9 million related to a change in estimated lives and salvage values of certain collection vehicles, and approximately $0.4 million in additional landfill amortization resulting from the Company’s periodic evaluation of asset retirement obligations.

The Company has included in other current assets approximately $0 and $0.9 million of assets held for sale as of December 31, 2006 and 2007, respectively. The assets held for sale are primarily collection vehicles and other property and equipment.

4.	INTANGIBLE ASSETS

Intangible assets consist of goodwill, customer lists, transfer station permits and noncompete agreements acquired in business combinations. Intangible assets are presented net of accumulated amortization, if applicable.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to goodwill as of December 31, 2006 and 2007 (in thousands):

	2006	2007
Beginning balance as of January 1,	$97,115	$97,562
Acquisitions	4,071	14,209
Adjustments to prior purchase price allocations	138	—
Dispositions	(3,762)	—

Ending balance as of December 31,	$97,562	$111,771

The Company performs an annual impairment test. At least quarterly, the Company also analyzes whether events have occurred that would more likely than not reduce its enterprise fair value below its carrying amount and, if necessary, performs a goodwill impairment test between annual dates. Impairment adjustments are recognized as an operating expense. The Company’s annual assessment date is July 31. The Company completed its annual impairment test as of July 31, 2007 and determined that there was no goodwill impairment.

Other intangible assets consisted of the following as of December 31, 2006 and 2007 (in thousands):

	2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$11,933	$4,931	$7,002
Noncompete agreements	582	253	329
Transfer station permits	78	21	57

Total amortizable intangibles	$12,593	$5,205	$7,388

Non-amortizable intangibles	—	—	—

Total other intangible assets	$12,593	$5,205	$7,388

	2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$13,781	$7,118	$6,663
Noncompete agreements	614	369	245
Transfer station permits	109	36	73

Total amortizable intangibles	$14,504	$7,523	$6,981

Non-amortizable intangibles	14	—	14

Total other intangible assets	$14,518	$7,523	$6,995

Amortization expense for other intangible assets was $1.8 million, $2.3 million and $2.3 million for 2005, 2006 and 2007, respectively. The amortization period for customer lists and noncompete agreements is 5 to 10 years. The weighted average amortization period for customer lists and noncompete agreements is 7.6 years and 5.0 years, respectively.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense associated with other intangible assets at December 31, 2007 is as follows (in thousands):

Year	Amortization Expense
2008	$2,056
2009	1,663
2010	1,238
2011	879
2012	456
Thereafter	689

Total	$6,981

5.	LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2006 and 2007 (in thousands):

	2006	2007
Credit Facilities:
Term facilities	$17,857	$10,714
Revolving credit facility	99,000	101,000
Bonds	40,355	53,355

Total long-term debt	157,212	165,069
Less current maturities	(7,143)	(7,143)

Long-term debt, net of current maturities	$150,069	$157,926

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

Virtually all of the assets of the Company and its subsidiaries, including the Company’s ownership interest in the equity securities of its subsidiaries, secure the Company’s obligations under the revolver. Pursuant to an intercreditor agreement with Bank of America, Prudential Insurance Company of America (“Prudential”) shares in the collateral pledged under the revolver. The amended revolver bears interest at a rate per annum equal to, at the Company’s option, either a Bank of America base rate or at the Eurodollar rate (based on Eurodollar interbank market rates) plus, in each case, a percentage rate that fluctuates, based on the ratio of the Company’s funded debt to EBITDA (income before income taxes plus interest expense, depreciation and amortization), from 0% to 1.0% for base rate borrowings and 1.25% to 2.5% for Eurodollar rate borrowings. The revolver, before and after amendment, requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, and limits on capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2007. The revolver also requires the lenders’ approval of acquisitions in some circumstances.

The average interest rate on outstanding borrowings under the revolver was approximately 6.9% and 6.3% at December 31, 2006 and 2007, respectively. Availability was approximately $26.0 million under the revolver as of December 31, 2007 after consideration of outstanding letters of credit.

The Company utilizes cash flow hedge agreements to manage a portion of its risks related to fluctuations in interest rates for the revolving credit facility. In March 2004, the Company entered into interest rate swaps to hedge notional debt value of $40.0 million. These swaps were in effect for the period November 2004 through February 9, 2007 with fixed interest rates of 2.7%.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Term Facility

The Company has two $25.0 million term facilities with Prudential, of which $10.7 million in the aggregate was outstanding as of December 31, 2007. Principal repayments are due annually on each of the facilities. The Prudential facilities require the Company to maintain financial covenants, such as minimum net worth, and limit its capital expenditures and indebtedness. The Company was in compliance with these financial covenants as of December 31, 2007. Interest on the two Prudential facilities is paid quarterly, based on fixed rates for the two facilities of 7.21% and 7.09%, respectively. Prior to the final scheduled payment in April 2006, the Company had a third $25 million term facility at 7.53% with Prudential.

Bonds

The Company entered into a $9.5 million variable rate bond with Sampson County, North Carolina on September 10, 2003 for the funding of expansion at its landfill in that county. This bond expires in 2023 and is in addition to the Company’s pre-existing $30.9 million Sampson facility, which expires in 2020. Both facilities are backed by a letter of credit issued by Wachovia Bank N.A. as a participating lender under the revolver. The average interest rate on outstanding borrowings under both Sampson facilities was approximately 5.5% and 4.8% at December 31, 2006 and 2007, respectively.

The Company entered into a $13.0 million variable rate bond with Wake County, North Carolina on December 13, 2007 for the funding of the construction of a landfill located in Holly Springs, North Carolina. The Company was selected by Wake County, North Carolina to build and operate a landfill, owned by Wake County, under a 25 year contract. The landfill opened in February 2008. The bond expires in 2027. The interest rate on outstanding borrowings under the Wake County facility was 4.8% at December 31, 2007.

Annual aggregate principal maturities at December 31, 2007 were as follows (in thousands):

2008	$7,143
2009	104,571
2010	—
2011	—
2012	—
Thereafter	53,355

Total	$165,069

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was $157.3 million and $165.2 million at December 31, 2006 and 2007, respectively.

6.	LEASES

The Company leases certain property and equipment under both capital and operating leases. Gross property and equipment recorded under capital leases was approximately $1.0 million and $0.5 million at December 31, 2006 and 2007, respectively. The related accumulated amortization was approximately $155,000 and $313,000 at December 31, 2006 and 2007, respectively. Depreciation expense of capital leases was $102,000 and $158,000 at December 31, 2006 and 2007, respectively.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments as of December 31, 2007 for capital and operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

	Capital Leases	Operating Leases	Total
2008	$180	$1,918	$2,098
2009	10	1,155	1,165
2010	8	420	428
2011	2	245	247
2012	—	224	224
Thereafter	—	2,058	2,058

Total minimum lease payments	$200	$6,020	$6,220

Less amount representing interest	(20)

Less current portion	(165)

Long term capital lease obligation	$15

The total rental expense for all operating leases and short-term rental agreements for the years ended December 31, 2005, 2006 and 2007 is as follows (in thousands):

	2005	2006	2007
Buildings and sites	$2,037	$1,583	$1,584
Trucks and equipment	1,724	1,820	1,370

Total	$3,761	$3,403	$2,954

7.	LANDFILLS

As of December 31, 2007, the Company owned or operated under life-of-site operating agreements nine landfills with total available disposal capacity of approximately 120.1 million cubic yards. Total available disposal capacity includes estimated permitted airspace plus an estimate of the expansion airspace that the Company believes has a probable likelihood of being permitted.

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

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and liabilities associated with final capping, closure and post-closure costs consisted of the following at December 31, 2006 and 2007 (in thousands):

	2006	2007
Landfill assets	$129,928	$143,687
Accumulated landfill airspace amortization	(30,146)	(35,198)

Net landfill assets	$99,782	$108,489

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2006	2007
Final capping	$6,556	$7,512
Closure/post-closure	546	369

Total liabilities	$7,102	$7,881

Current portion	$755	$273
Long term	6,347	7,608

Total liabilities	$7,102	$7,881

The changes to landfill liabilities were as follows for the years ended December 31, 2006 and 2007 (in thousands):

	2006	2007
Beginning balance	$6,780	$7,102
Obligations incurred	983	1,431
Obligations settled	(1,491)	(166)
Interest accretion	824	727
Change in estimate	529	(1,213)
Discontinued operations (see Note 2)	(523)	—

Ending balance	$7,102	$7,881

The 2007 change in estimate related to revised capping cost and tonnage estimates.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INCOME TAXES

The balances of deferred income tax assets and liabilities at December 31, 2006 and 2007 were as follows (in thousands):

	2006	2007
Current deferred income tax assets (liabilities) relate to:
Allowance for bad debts	$1,057	$784
Accrued vacation	441	252
Interest rate swap agreements	(32)	—
Other swaps	—	438
Other accruals not currently deductible	739	—
Prepaid expenses	(418)	(276)
State operating loss carryforwards	—	138

Net current deferred income tax assets	$1,787	$1,336

Noncurrent deferred income tax assets (liabilities) relate to:
Basis and depreciation differences - fixed assets	$(18,650)	$(15,704)
Basis and depreciation differences - intangibles	(5,271)	(7,097)
State operating loss carryforwards	278	—
Other accruals not currently deductible	—	1,253
Deferred compensation and other	130	1,125
Valuation allowance	—	(35)

Net noncurrent deferred tax liabilities	$(23,513)	$(20,458)

At December 31, 2007, the Company had unused state NOL carryforwards of approximately $3.5 million for which $0 will expire in 2008, $0 will expire in 2009, and $3.5 million will expire in 2010 and beyond. The Company has established a valuation allowance in the amount $35,000 for certain state NOL carryforwards that are expected to expire unrecognized.

The components of income tax expense for the years ended December 31, 2005, 2006 and 2007 were as follows (in thousands):

	2005	2006	2007
Income tax expense attributable to continuing operations:
Federal	$6,883	$10,311	$10,902
State	410	1,724	1,436

Total current income taxes	7,293	12,035	12,338
Provision for deferred income taxes	499	2,381	1,963

Total	$7,792	$14,416	$14,301

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of income taxes at the Federal statutory rate (35%) to actual income tax expense attributable to continuing operations recorded for each of the three years in the period ended December 31, 2007 (in thousands):

	2005	2006	2007
Federal tax at the statutory rate	$6,749	$10,992	$13,246
State income taxes, net of federal tax benefit	537	3,114	1,339
Change in valuation allowance	—	1	35
Other	660	106	(461)
FIN 48	—	—	(203)
Other permanent items, net	(154)	203	345

Total	$7,792	$14,416	$14,301

In 2005 and 2006, the Company increased its current state tax liability by approximately $0.3 million and $0.1 million, respectively, related to uncertain tax positions.

The Company adopted the provisions of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company performed a review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions was a liability of $8.4 million resulting from unrecognized tax benefits. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $2.3 million through a non-cash charge to retained earnings. The liability for uncertain tax positions is reported as long-term as of December 31, 2007 in the Company’s consolidated balance sheets.

The following table summarizes the Company’s FIN 48 unrecognized tax benefits, excluding interest and penalties, for the year ended December 31, 2007 (in thousands):

2007
Unrecognized tax benefits at January 1, 2007	$8,357
Gross increases - tax positions in prior years	346
Gross decreases - tax positions in prior years	(3,705)
Gross increases - tax positions in current year	1,279
Gross decreases - tax positions in current year	(42)
Settlements with taxing authorities	(336)
Lapse of statute of limitations	(460)

Unrecognized tax benefits at December 31, 2007	$5,439

In addition to these gross unrecognized tax benefits, the Company’s FIN 48 liability also includes approximately $0.6 million of net federal and other indirect benefits at December 31, 2007. Unrecognized tax benefits of approximately $2.3 million, net of federal tax benefits and related to interest and penalty accruals and permanent income tax differences, would favorably affect the Company’s effective tax rate if recognized.

The Company’s open tax years that are subject to examination are 2004 through 2007. Due to the potential for resolution and filing of administrative filings with the Internal Revenue Services and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefit balance may change within the next twelve months by a decrease of $2.6 to $4.3 million.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, at adoption the Company accrued penalties of $1.0 million and interest of $0.7 million

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

through its cumulative effect adjustment. During 2007, approximately $0.4 million of penalties were reversed through income tax expense in conjunction with the settlement of an uncertain tax position. During 2007, approximately $0.1 million of net interest was accrued through income tax expense. As of December 31, 2007, the Company has recognized a liability for penalties of $0.6 million and interest of $0.8 million in addition to the unrecognized tax benefits shown above.

9.	SHAREHOLDERS’ EQUITY

During 2005, 2006 and 2007, the Company issued 5,649 shares, 3,698 shares and 7,914 shares, respectively, of Company common stock with a fair value of approximately $79,000, $78,000 and $240,000, respectively, as partial compensation paid to directors.

During 2005, 2006 and 2007, stock options totaling 253,277, 222,733 and 198,036 shares were exercised with net proceeds of approximately $2.0 million, $1.9 million, and $2.4 million, respectively. In connection with the exercise of the options in 2005, 2006 and 2007, the Company recorded an income tax benefit of approximately $0.4 million, $0.3 million and $0.3 million, respectively, as an increase to paid in capital.

In 2005, the Company’s Chairman, Lonnie C. Poole, Jr., purchased two life insurance policies which were previously assigned to the Company in connection with the settlement of prior loans. To purchase one of the policies, Mr. Poole transferred to the Company 17,617 shares of the Company’s common stock with an approximate value of $0.2 million and the Company subsequently cancelled such shares.

The Company paid dividends of $0.08 per share in June 2005, August 2005 and December 2005. The Company paid dividends of $0.09 per share in April 2006 and May 2006. The Company paid dividends of $0.10 per share in August 2006 and December 2006. The Company paid dividends of $0.12 per share in April 2007, June 2007 and August 2007. The Company paid a dividend of $0.15 per share in December 2007. Total cash dividends paid by the Company were approximately $3.3 million, $5.3 million, and $7.2 million for the years ended December 31, 2005, 2006, and 2007, respectively.

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

The Company measures effectiveness of the interest rate swaps by its ability to offset cash flows associated with changes in the variable LIBOR rate associated with the Company’s credit facility using the change in variable cash flow method. To the extent the interest rate swap is considered to be effective, changes in fair value are recorded, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). To the extent the instrument is considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in the consolidated statements of operations as interest expense. The interest rate swaps were fully effective during the years ended December 31, 2005 and 2006 and until their expiration in February 2007.

The fair value of the Company’s interest rate swap agreements represents the estimated amount the Company would receive or pay to terminate the interest rate swap agreements taking into consideration the difference between the contract rate of interest and rates currently quoted for an agreement of similar term and maturity. The fair value of the interest rate swap agreements represented an asset of approximately $0.3 million at December 31, 2006 and had no value as of December 31, 2007, as they had expired in February 2007. In 2005, 2006, and 2007, the Company had no reclassification adjustments for net charges included in net income, because all changes in the fair value of the contracts were reflected as adjustments to other comprehensive income, net of taxes.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized approximately $0.1 million, $0.9 million, and $0.3 million respectively, in reduced interest expense related to the interest rate swap agreements within its consolidated statements of income in 2005, 2006, and 2007, respectively.

Commodity Contracts

The Company enters into commodity contracts to hedge its cash received from the sale of old corrugated cardboard (“OCC”). The notional amounts hedged under these agreements represent approximately 52% of the Company’s expected volume for 2008. The fair value of the Company’s commodity contracts was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity contracts, taking into consideration the difference between the contract value of the OCC volume and values currently quoted for agreements of similar term and maturity. The fair value of the commodity agreements represented a liability of approximately $0.2 million and a liability of $1.4 million at December 31, 2006 and December 31, 2007, respectively. In 2006 and 2007, the OCC contracts were not designated as accounting hedges. The Company recognized $0.6 million and $1.2 million of loss as service revenue for changes in the fair value of the OCC contracts within its consolidated statements of operations for the years ended December 31, 2006 and 2007, respectively.

The Company has used heating oil option agreements to manage a portion of its exposure to fluctuations in diesel fuel oil prices. To date, such agreements have not been significant to the Company’s financial condition and results of operations. The fair value of the Company’s fuel commodity contract was obtained from a dealer quote. This value represents the estimated amount the Company would receive or pay to terminate the commodity contracts, taking into consideration the difference between the contract value of the fuel volume and values currently quoted for agreements of similar term and maturity. The fair value of the agreement represented an asset of approximately $2,000 and $85,000 at December 31, 2006 and 2007, respectively. The Company recognized $0.2 million, $0.3 million and $20,000 in income for changes in the fair value of the fuel contract within its consolidated statements of operations for the years ended December 31, 2005, 2006, and 2007 respectively.

11.	RELATED PARTY TRANSACTIONS

Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, is a member of a limited liability company that owns the building in Raleigh, North Carolina in which the Company leases its headquarters office space. The lease was entered into in June 1999 with a term of 10 years. Rental expense related to this lease was approximately $587,000, $675,000, and $723,000 for the years ended 2005, 2006 and 2007, respectively, and is included in selling, general and administrative expenses. Management believes that the lease is on terms comparable to those with unrelated third parties.

Prior to June 2005, the Company provided office space and administrative services to a company owned by Lonnie C. Poole, Jr., the Company’s founder and Chairman of the Board of Directors. The amount billed for such services was $2,000 for the year ended 2005. As of June 1, 2005, the Company no longer provided office space and administrative services to Mr. Poole’s company.

The Company leases aircraft from time to time from two companies, one owned by Lonnie C. Poole, Jr., the Company’s Chairman, and one owned in part by Lonnie C. Poole, III, the Company’s Vice President, Corporate Development. The amounts paid to these companies for rental of such aircraft for the years ended December 31, 2005, 2006 and 2007 were approximately $1,400, $5,300 and $900, respectively, to the company owned by Lonnie C. Poole, Jr., and $50,000, $16,000 and $43,000, respectively, to the company partly owned by Lonnie C. Poole, III. Management believes that the lease terms are comparable to those with unrelated third parties.

In September 2007, the Company purchased three pick-up trucks for approximately $16,000 from a limited liability company in which Mr. Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, is a manager. The trucks will be added to the Company’s support service fleet. Management believes the transaction was executed on terms comparable to those with unrelated third parties.

Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, Carole Poole, the wife of the Company’s Chairman, Lonnie C. Poole Jr., and Scott J. Poole, the son of Lonnie C. Poole, Jr., are members of a limited liability company that operates a fuel and convenience retail operation from which the Company from time to time has purchased fuel. The amount paid

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to this company for fuel for the years ended December 31, 2005 and 2006 was approximately $600 and $0, respectively. Management believes the Company paid the same prices for the fuel as was paid to third parties. In 2006, the fuel and convenience retail operations were sold to various unrelated third parties.

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

In 1998, the Company was offered the opportunity to purchase two tracts of land that had potential as a regional solid waste disposal facility. The Company had been looking for a landfill site and this land was one of several sites the Company was considering. The owners of the land were unwilling to extend a purchase option for a period long enough to enable the Company to determine the feasibility of the site as a regional solid waste disposal facility and to obtain the necessary franchise from the county in which the landfill would be located and permits from the state in which the landfill would be located. The Company’s general practice is not to acquire property for which it does not have a plan for development in the short-term and for which it has not obtained, to the extent practicable, a site suitability determination and the necessary franchise and permits. Rather than forego this potential opportunity, management determined that it was in the Company’s best interest for an unrelated third party to purchase and hold the land until such time as the Company was able to develop a plan and obtain a site suitability determination and a franchise and permits for the landfill. After management was unable to identify a third party willing to undertake this endeavor in the very little time available, a limited liability company (“LLC”) owned by a trust controlled by Lonnie C. Poole, III, the Company’s Vice President, Corporate Development, and Scott J. Poole, sons of Lonnie C. Poole, Jr., the Company’s Chairman of the Board of Directors, purchased the land in December 1998. This LLC was purchased by Lonnie C. Poole, Jr. in 2005. As is customary for the Company when evaluating disposal sites, the Company incurred normal engineering, legal, marketing, consulting and other due diligence expenses to determine site feasibility, but the Company had no obligation to purchase the site. These costs of acquiring and carrying the site were borne entirely by the LLC. The Company incurred no costs in 2005 or 2006. In June 2006, the Company entered into a 25-year contract with Wake County to build and operate a regional landfill in Holly Springs, North Carolina that is scheduled to open in early 2008. As a result, the Company does not need another location for a landfill in the greater Raleigh, North Carolina area for the foreseeable future and informed the LLC that it is not interested in purchasing the property. The LLC sold the land in 2007 to an unrelated third party.

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

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	BENEFIT PLANS

401(k) Profit Sharing And Retirement Plan—The Company has a 401(k) Savings and Retirement Plan and Trust for the benefit of its full-time employees who have more than one year of service and are over 21 years of age. Employee contributions made under this 401(k) pre-tax contribution plan are matched by the Company with certain restrictions. The Company’s matching contributions to the 401(k) plan were approximately $0.9 million, $0.9 million, and $1.1 million for the years ended December 31, 2005, 2006 and 2007, respectively. Contributions by the Company are included in operating costs and expenses in the accompanying consolidated statements of operations.

Self-insured Medical and Dental Plan—The Company has a self-insured plan for employee medical and dental benefits. The plan covers all full-time employees of the Company beginning on the 91st day of employment. The Company pays a portion of the expenses for its employees and their dependents and withholds from employees’ wages additional amounts to offset a portion of the cost of these benefits. As claims are processed, the third-party plan administrator requests reimbursement funds from the Company. The Company maintains stop loss coverage for the plan at $150,000 per claim, per year. The Company’s total costs, net of employee contributions, relating to the plan (including premiums paid, claims paid, and fees) for the years ended December 31, 2005, 2006 and 2007 was approximately $5.5 million, $5.2 million and $4.9 million, respectively.

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

The Company recorded a deferred compensation liability of approximately $0.8 million and $1.4 million at December 31, 2006 and December 31, 2007, respectively.

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

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The City of Chesapeake, et al v. Camden County, et al, Superior Court of Camden County, Docket No. 05 CVS 95

Black Bear Disposal, LLC (“Black Bear”), one of the Company’s wholly owned subsidiaries, entered into a Franchise Agreement with Camden County, North Carolina, effective November 4, 2002. The Franchise Agreement gives Black Bear the exclusive right to build and operate a municipal solid waste landfill in the County, on a tract of approximately 1,000 acres. On November 3, 2005, the City of Chesapeake, Virginia, 13 individuals and a limited partnership alleging to own property in the vicinity of the proposed landfill, and the Camden Citizens Action League, Inc. filed suit in Camden County Superior Court against Camden County, the Board of Commissioners of Camden County, the five Camden County Commissioners and the County Manager in both their official and individual capacities, and Black Bear. In their complaint, the plaintiffs seek a number of judicial determinations, including a declaration that the Franchise Agreement and underlying Franchise Ordinance are void, that certain prerequisites to the approval of the Franchise Ordinance and execution of the Franchise Agreement were not met, and that certain prerequisites to Black Bear’s permit application to the North Carolina Department of Environment and Natural Resources (“DENR”) were not met. The defendants, including Black Bear, filed Motions to Dismiss, Answer, Affirmative Defenses and Counterclaims on January 19, 2007, moving to dismiss the plaintiffs’ complaint on the basis of the applicable statutes of limitation, the failure to join a necessary party, lack of subject matter and personal jurisdiction, sovereign and governmental immunity, lack of standing, and the failure to exhaust administrative remedies, denying many of the factual allegations of the plaintiffs’ complaint, and raising as affirmative defenses the applicable statutes of limitation, the terms of a November 22, 2004 Nondisclosure Agreement between the Company and the Southeastern Public Service Authority of Virginia (“SPSA”), in which SPSA, for itself and its members (Chesapeake is a member of SPSA), had agreed not to interfere with or oppose the Company’s plans for a landfill in Camden County, and the doctrines of estoppel, waiver, release, sovereign, governmental and legislative immunities, laches, and the failure to exhaust administrative remedies. The defendants’ counterclaims included claims that the plaintiffs had tortiously interfered with Black Bear’s Franchise Agreement, that Chesapeake had breached the Nondisclosure Agreement, and that Chesapeake had misused Black Bear’s confidential information in violation of the Nondisclosure Agreement and the North Carolina Trade Secrets Protection Act. In the counterclaims, the defendants, including Black Bear, sought the damages suffered as a result of plaintiffs’ tortious interference, and Chesapeake’s breach of the Nondisclosure Agreement and misuse of confidential information, including damages in excess of $3,000,000 per year for any delay in the opening of the proposed landfill. The plaintiffs filed Motions to Dismiss, Strike, Separate Claims, Answer, Affirmative Defenses and Motion to Amend Complaint in response to defendants’ counterclaims, arguing that the counterclaims should be dismissed or stricken, or, in the alternative, separated for trial, and that plaintiffs should be given leave to amend their complaint to add the Company as a party, given the Company’s agreement to be considered a co-permittee on the landfill, with Black Bear.

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

The Franchise Agreement gave Black Bear until November 4, 2007 to open the landfill. Given the litigation brought by Chesapeake and passage of the moratorium (discussed below), the County on April 16, 2007 adopted an Ordinance authorizing a five-year extension on the November 4, 2007 date in return for consideration to the County totaling $450,000, which was paid through a transfer of property. In accordance with the Ordinance, the County, the Company and Black Bear entered into an Amended and Restated Franchise Agreement, effective April 16, 2007, pursuant to which they also agreed that the service area will be decreased to include only the states of North Carolina, Virginia, Maryland, New Jersey, New York, Connecticut and Massachusetts, and the estimated life of the landfill is 27 years (based on an assumed volume of waste of 10,000 tons a day). The Amended and Restated Franchise Agreement may need to be modified to address issues raised in the Chesapeake litigation.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of those studies, on August 2, 2007, the North Carolina legislature approved legislation that regulates new landfills. The law prohibits a new landfill from being constructed within five miles of a national wildlife refuge, two miles of a state park or one mile of a state game land. The new legislation also requires any landfill to be set back at least 200 feet from streams, as opposed to the prior 50 foot requirement. The Black Bear landfill site is within approximately 3,500 feet of a national wildlife refuge. As part of the Company’s continuing analysis of the impact of the new legislation on the Black Bear project, the Company filed a legal challenge to the new legislation as applied to the Black Bear project (discussed below).

If, as a result of the legislation, the landfill cannot be constructed as planned, the Company would have to charge off that portion of the project’s book value that exceeded its fair value. Fair value would include any reimbursement that the Company expects to receive from the state, as discussed below. At December 31, 2007, the book value of the project was approximately $14.0 million, including approximately $9.1 million in land purchase costs. While such an impairment charge would not have a material adverse effect on the Company’s cash flows, it could have a material adverse impact on its earnings for the period in which the charge is taken. Due to the passage of the legislation, the Company performed an impairment test as required by SFAS No. 144 by comparing the probability-weighted cash flows from alternative courses of action to the carrying value of the Black Bear project and determined that no impairment was indicated.

The new legislation provides that companies that had pending landfill applications as of August 1, 2007 and whose landfills are impacted by the setback provisions in the new legislation can apply for a reimbursement of the reasonable costs of the preparation of the application incurred prior to August 2006, including site plans, engineering and construction plans, geologic and hydrologic investigations and closure and post-closure plans. The reimbursement funds would come from a tax imposed by the legislation of $2.00 per ton on all solid waste disposed of in North Carolina landfills, beginning on July 1, 2008. On December 18, 2007, the Company applied to DENR for the reimbursement of $13,612,554 in costs related to the Black Bear project pursuant to the terms of the legislation. By letter dated February 22, 2008, DENR contacted the Company seeking additional information and documentation for certain of the expenses for which reimbursement is sought, and the Company is working to provide the requested information and documentation. DENR has not yet provided an estimated timeframe for a decision on the Company’s requested reimbursement.

On December 3, 2007, the Company filed a Complaint against the State of North Carolina and DENR in the Superior Court of Wake County, North Carolina, challenging application of the legislation to the Black Bear project. The Company believes that applying the legislation to the Black Bear project violates the contract, interstate commerce, equal protection and due process clauses of the United States Constitution, the corresponding clauses of the North Carolina Constitution and the Company’s common law vested rights. The defendants filed an Answer to the Complaint on February 1, 2008, denying all of the Company’s claims. The Company served discovery requests on the defendants, to which the defendants have responded. On February 8, 2008, the defendants filed a Motion to Dismiss and Motion for Judgment on the Pleadings on the following grounds: lack of standing; the session laws at issue do not violate any provision of the North Carolina or United States Constitutions; the doctrines of waiver and estoppel; lack of arbitrary and capricious conduct; lack of interference with a vested right; and lack of entitlement to a writ of mandamus. The Company’s motion to dismiss the hearing (which had been scheduled for March 24, 2008) on the defendants’ motions to dismiss was granted and the defendants’ motions have been re-scheduled for hearing during the week of May 5, 2008. The Company will vigorously oppose the defendants’ motions to dismiss. If the motions are denied, the Company plans to proceed with depositions and additional discovery to support its claims in the case.

The Company is reviewing all other options and remedies available to it to either continue developing the Black Bear landfill or recover its investment in the project.

David Shaev Profit Sharing Account f/b/o Nora Vides on behalf of itself and all others similarly situated v. Waste Industries USA, Inc., Lonnie C. Poole, Jr., Jim W. Perry, Paul F. Hardiman, Glenn E. Futrell, and James A. Walker

On December 21, 2007, the Company received notice of a complaint filed against it and other defendants on December 19, 2007 in the Superior Court of Wake County, North Carolina. The plaintiff claims to have been a shareholder of the Company at all relevant times cited in the complaint. The lawsuit names as defendants the Company and its five directors, Lonnie C. Poole, Jr., Jim W. Perry, Paul F. Hardiman, Glenn E. Futrell and James A. Walker.

The lawsuit alleges that the Company’s directors breached their fiduciary duties to the Company’s shareholders by, among other things, engaging in improper, unfair dealing and wrongful and coercive conduct in approving the agreement and plan of merger, dated December 17, 2007, among the Company, Marlin HoldCo LP, a Delaware limited partnership (“HoldCo”), and its wholly owned subsidiary, Marlin MergeCo Inc., a North Carolina corporation (“MergeCo”) that governs the proposed going private transaction discussed in Footnote 1. Pursuant to the terms of the merger agreement, MergeCo will merge with and into the Company, and, as a result, the Company will continue as the surviving corporation and a wholly owned subsidiary of HoldCo. HoldCo is owned by an investor group led by Lonnie C. Poole, Jr., the Company’s founder and Chairman, and Jim W. Perry, the Company’s President and Chief Executive Officer, and financial partners MIP Waste Holdings, L.P., an affiliate of Macquarie Infrastructure Partners, and GS Direct, LLC, an affiliate of Goldman, Sachs & Co.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plaintiff seeks class action designation for the lawsuit, certifying the plaintiff as the class representative, enjoining the proposed merger, awarding plaintiff the costs and disbursements related to the lawsuit, including attorneys and financial expert fees, and such other relief as the Court deems just and proper.

Although no assurances can be made with respect to any litigation, the Company believes all of the allegations of wrongdoing in the complaint to be without merit and denies any wrongdoing. In addition, the Company has been advised that the other defendants named in the complaint believe all of the allegations of wrongdoing in the complaint to be without merit and deny any breach of duty to or other wrongdoing with respect to the plaintiff and any plaintiff class, should one be designated.

On January 31, 2008, the plaintiff filed a voluntary dismissal, without prejudice, of all claims asserted in the complaint. However, because a putative class action may not be dismissed without approval of the court, the voluntary dismissal filed by plaintiff on January 31, 2008 is moot. On February 12, 2008, the parties submitted a proposed stipulation and order of voluntary dismissal to the Court for consideration. On February 22, 2008, the Court sent a notice of hearing to advise that at 11:00 a.m. on March 11, 2008, it will hear the parties on the proposed stipulation and order of dismissal.

The parties attended a hearing in the North Carolina Business Court on March 11, 2008 to answer questions from the Judge relating to the joint stipulation of dismissal tendered by the parties to the court. The Judge asked the parties to submit some additional data to the court and counsel submitted that information on March 12, 2008. The parties are now awaiting a formal ruling from the court regarding whether it will approve dismissal of the putative shareholder action and, if so, on what terms.

Other

The Company has unconditional purchase obligations for 2007 of approximately $8.7 million primarily related to collection vehicles and landfill equipment.

At December 31, 2006 and 2007, the Company had irrevocable letters of credit totaling approximately $59.9 million and $56.3 million, respectively. According to the terms of the $200 million Bank of America facility, the availability of funds on that facility is reduced by the outstanding borrowings and letters of credit. At December 31, 2006 and 2007, no amounts were drawn under the outstanding letters of credit.

The Company is leasing a transfer station in Georgia for approximately $17,100 per month that it will be obligated to purchase at the end of the lease term (July 31, 2010) for an additional $1.5 million, provided that the lessor satisfies an environmental remediation contingency.

14.	STOCK-BASED COMPENSATION PLANS

1997 Stock Option Plan

Prior to May 30, 2007, the Company had a stock option plan (the “1997 Stock Option Plan”) whereby a total of 1,800,000 shares of common stock were reserved for issuance. The 1997 Stock Option Plan provided for grants of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to employees (including officers and employee directors), and the 1997 Stock Option Plan also provided for grants of non-statutory stock options to employees, non-employee directors and consultants. The 1997 Stock Option Plan also allowed for the grant of stock purchase rights. The 1997 Stock Option Plan was administered by the Compensation Committee of the Board of Directors. Stock options granted under the 1997 Stock Option Plan generally had a term of five years from the date of grant and vested over periods determined at the date of grant, typically straight-line over four years. The exercise prices of the options were determined by the Company’s Board of Directors and were at least 100% of the fair market value of the Company’s common stock on the date of grant. The 1997 Stock Option Plan terminated in April 2007 in accordance with its terms.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007 Long Term Incentive Plan

On March 20, 2007, the Company’s Board of Directors adopted the Waste Industries USA, Inc. 2007 Long Term Incentive Plan (the “2007 Plan”) which was approved by the Company’s shareholders on May 30, 2007. The 2007 Plan replaces the 1997 Stock Option Plan. All outstanding awards under the 1997 Stock Option Plan, however, will remain in effect, subject to their respective termination dates. The 2007 Plan reserves 1,300,000 shares of common stock for issuance. The 2007 Plan is administered by the Compensation Committee of the Company’s Board of Directors or such other committee as the Company’s Board of Directors may designate in the future.

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

Stock Options

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

As a result of the adoption of SFAS No. 123R, Accounting for Stock-Based Compensation (as revised in 2004), on January 1, 2006, the Company’s results for the year ended December 31, 2007 include stock-based compensation expense relating to stock options and deferred stock awards of approximately $0.6 million. The Company’s results for the year ended December 31, 2006 include stock-based compensation expense relating to stock options of approximately $0.5 million. These amounts are included within selling, general, and administrative expenses on the condensed consolidated statements of operations. Options are primarily incentive stock options and typically vest over a period of four years with a five-year contractual life. Dividends are not paid on unexercised options.

As of December 31, 2007, there existed approximately $0.7 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted average period of 2.0 years.

As of December 31, 2007, no stock options had been granted under the 2007 Plan.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of options granted under the 1997 Stock Option Plan as of December 31, 2005, 2006 and 2007 and changes during the years ending on those dates is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2005	728,625	$0.09
Granted	136,380	14.19
Forfeitures	(27,330)	9.22
Exercised	(253,277)	8.01

Outstanding as of December 31 2005	584,398	10.74
Granted	90,468	21.82
Forfeitures	(26,939)	11.65
Expired	(6,285)	10.22
Exercised	(222,733)	8.55

Outstanding as of December 31, 2006	418,909	14.24
Granted	35,462	27.98
Forfeitures	(5,315)	10.09
Expired	(50,000)	17.88
Exercised	(198,036)	12.06

Outstanding as of December 31, 2007	201,020	$18.01	2.70	$3,677

Vested and unvested expected to vest as of December 31, 2007	195,525	$18.08	2.71	$3,562

Exerciseable as of December 31, 2007	57,735	$13.93	2.04	$1,291

The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007 was approximately $1.5 million, $2.6 million and $3.3 million, respectively.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes certain information about stock options outstanding under the 1997 Stock Option Plan and exercisable at December 31, 2007:

	Options Outstanding
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Life (1)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.30-$10.72	39,441	0.2	$10.22	$1,029
$11.79-$17.88	65,669	0.7	13.95	1,468
$21.02-$30.16	95,910	1.7	27.74	1,180

	201,020	2.7	18.01	$3,677

	Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Life (1)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.30-$10.72	26,536	1.6	$13.17	$698
$11.79-$16.78	19,422	4.6	13.88	435
$17.88-$23.12	11,777	3.5	22.93	158

	57,735	2.0	13.93	$1,291

(1) In years

Cash received from option exercises for the years ended December 31, 2005, 2006 and 2007 was approximately $2.0 million, $1.9 million and $2.4 million, respectively, and is shown as financing cash inflows in the Company’s consolidated statements of cash flows.

Deferred Stock Awards

As of December 31, 2007, only deferred stock awards had been granted under the 2007 Plan. Deferred stock awards issued under the Company’s 2007 Plan require the Company to deliver shares of Company stock as directed by a vesting schedule, typically one-third after three years from the grant date, one-third after year four, and the remaining one-third after year five. Dividends do not accrue on the nonvested shares and settlement in cash is not currently allowed.

A summary of the Company’s nonvested shares issued under the 2007 Plan as of December 31, 2007, and changes during the year ended December 31, 2007 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of January, 2007	—	$—
Granted	34,599	31.78
Vested	—	—
Forfeited	(2,113)	31.78

Nonvested as of December 31, 2007	32,486	$31.78

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007, there was approximately $0.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 4.9 years. No deferred stock awards were vested at December 31, 2007.

As of December 31, 2007, the Company had approximately 1.6 million options available for future issuance under the 2007 Plan, including the shares issuable under outstanding options granted pursuant to the 1997 Stock Option Plan.

Stock

The Company pays a portion of its directors’ fees with stock. Directors’ fees settled with stock are expensed as the service is performed. The number of shares available for settlement is based upon the closing price of the stock on the date of payment and the cash price of the services. For the years ended December 31, 2005, 2006 and 2007, the Company recognized approximately $79,000, $78,000 and $240,000, respectively, for the portion of directors’ fees settled in stock.

15.	MARKETABLE SECURITIES

Beginning in 2006, the Company purchased marketable securities and placed them in a “rabbi trust” for its deferred compensation plan (see Note 12). The marketable securities are classified as trading securities and their fair value is included in “Other noncurrent assets” in the Company’s consolidated balance sheet at December 31, 2007. Changes in the fair value of the assets are recorded as investment income or loss. Cash flows from purchases, sales and maturities of trading securities are reported within cash flows from operating activities. The Company recognized approximately $58,000 and $112,000 in unrealized gains within its consolidated statement of operations for 2006 and 2007, respectively, for changes in fair value of these securities.

16.	SUBSEQUENT EVENTS

In February 2008, the Company acquired a hauling company in Tennessee for approximately $4.0 million in cash to expand its presence in the Nashville, Tennessee market. The Company is in the process of allocating the purchase price to the assets acquired.

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations for 2006:

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
	(In thousands, except share and per share data)
Total revenues:	$79,146	$82,599	$84,681	$81,119

Gross profit:	$27,418	$28,127	$29,161	$31,124

Income from continuing operations:	$3,361	$4,512	$3,887	$5,229

Earnings from continuing operations per share:
Basic:	$0.24	$0.33	$0.28	$0.37
Diluted:	$0.24	$0.32	$0.28	$0.37

Net income:	$3,390	$6,762	$3,753	$5,376

Earnings per share:
Basic:	$0.25	$0.49	$0.27	$0.39
Diluted:	$0.24	$0.48	$0.27	$0.38

Weighted average number of shares outstanding:
Basic	13,761	13,857	13,910	13,951
Diluted	13,911	14,029	14,072	14,145

WASTE INDUSTRIES USA. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the unaudited consolidated quarterly results of operations in 2007:

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
	(In thousands, except share and per share data)
Total revenues:	$81,286	$86,138	$88,586	$84,658

Gross profit:	$31,354	$31,624	$31,625	$30,430

Income from continuing operations:	$5,434	$6,080	$6,914	$5,100

Earnings from continuing operations per share:
Basic:	$0.39	$0.43	$0.49	$0.36
Diluted:	$0.38	$0.43	$0.49	$0.36

Net income:	$5,581	$6,080	$6,914	$5,106

Earnings per share:
Basic:	$0.40	$0.43	$0.49	$0.36
Diluted:	$0.40	$0.43	$0.49	$0.36

Weighted average number of shares outstanding:
Basic	13,999	14,073	14,121	14,158
Diluted	14,123	14,182	14,216	14,244

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance 12/31/2004	Charges to Expense	Write-offs/ Payments	Balance 12/31/2005
Allowance for doubtful accounts	$2,259	$2,091	$(1,579)	$2,771
Reserve for note receivable from customer	960	—	—	960
Reserve for self-insurance	3,406	11,482	(10,227)	4,661

	Balance 12/31/2005	Charges to Expense	Write-offs/ Payments	Balance 12/31/2006
Allowance for doubtful accounts	$2,771	$1,557	$(2,147)	$2,181
Reserve for note receivable from customer	960	—	—	960
Reserve for self-insurance	4,661	12,052	(11,223)	5,490

	Balance 12/31/2006	Charges to Expense	Write-offs/ Payments	Balance 12/31/2007
Allowance for doubtful accounts	$2,181	$2,022	$(2,707)	$1,496
Reserve for note receivable from customer	960	—	—	960
Reserve for self-insurance	5,490	10,956	(9,983)	6,463

S-1