Form 10-K/A
period 2007-12-31
WASTE INDUSTRIES USA INC
filed 2008-04-29
CIK 1125845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE:

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment No.1”) amends the Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 17, 2008 (the “Filed Form 10-K”) and is being filed to amend the Filed Form 10-K to add certain information required in Part III of the Company’s Annual Report on the Form 10-K. The remainder of the information contained in the Filed Form 10-K is not amended hereby and shall be as set forth in the Filed Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following individuals serve as our Board of Directors for one year terms or until the election and qualification of their successors.

Name of Director	Age	Director Since
Lonnie C. Poole, Jr.	70	1970
Jim W. Perry	63	1974
Paul F. Hardiman	66	2002
Glenn E. Futrell	66	2003
James A. Walker	61	2004

Except for Lonnie C. Poole, Jr., who is the father of Lonnie C. Poole, III, our Vice President, Corporate Development, none of our directors or executive officers is related by blood, marriage or adoption to any other director or any executive officer.

Lonnie C. Poole, Jr. founded our company in 1970, has served as Chairman of the Board of Directors since that time and served as Chief Executive Officer from 1970 until June 30, 2002. Mr. Poole holds a B.S. in Civil Engineering from North Carolina State University and an M.B.A. from the University of North Carolina at Chapel Hill. Mr. Poole has more than 36 years experience in the solid waste industry. He has served in the Environmental Industry Association (EIA, formerly the National Solid Waste Management Association or NSWMA), a non-profit business association established to, among other things, inform, educate and assist its members in cost-effective, safe and environmentally responsible management of waste in the following positions: Chairman; Vice Chairman; Board Member; and State Chapter Chairman. Mr. Poole has received the EIA’s member of the year award and was inducted into the EIA Hall of Fame in 1994. Mr. Poole was a founding Director and first Chairman of the Environmental Research and Education Foundation located in Alexandria, Virginia, and is now a member of its Board of Directors. In addition, Mr. Poole is a past President of the Occonneechee Council of the Boy Scouts of America and continues to serve on the Council Board of Directors. Mr. Poole is also a member of the Board of Directors for the North Carolina State University Foundation and currently serves as its Vice Chairman.

Jim W. Perry joined us in 1971, has served as our Chief Executive Officer since July 2002, has served as our President since 1987 and as a director since 1974. Mr. Perry served as our Chief Operating Officer from 1987 until April 2002. Mr. Perry holds a B.S. in Agricultural and Biological Engineering from North Carolina State University and an M.S. in Systems Management from the University of Southern California. Mr. Perry has more than 36 years experience in the solid waste industry and has received the Distinguished Service Award from the NSWMA. Mr. Perry was named as Chairman of the Board of Governors of NSWMA for the 2007 term year. In addition, Mr. Perry has served in the Carolinas Chapter of NSWMA as Chairman and on the Membership Committee. Mr. Perry was inducted into the EIA Hall of Fame in 1997.

Paul F. Hardiman has served as a director of our company since June 2002. Mr. Hardiman retired in 2002 as a Managing Director at FleetBoston Corp. During his 36-year career with FleetBoston and its predecessor company, Bank of Boston, Mr. Hardiman held a variety of management positions in the Bank’s Commercial Banking and Specialized Financing activities. He also served as Chairman of Bank of Boston, Canada, a banking and factoring company located in Toronto and Montreal. In 1989, he established the Bank’s Environmental Financing Group, the first of its kind in the country, to provide capital and banking support to the solid waste industry. Mr. Hardiman holds a B.A. in Economics from Boston College and an M.B.A. in Accounting and Finance from Amos Tuck School, Dartmouth College. Mr. Hardiman was inducted into the EIA Hall of Fame in 2006.

Glenn E. Futrell has served as a director of our company since May 2003. Mr. Futrell is the President and owner of Roanoke Properties Limited Partnership, a real estate development company, in Manteo, North Carolina. From 1973 to 1987, he was President and Chief Executive Officer of Soil & Material Engineers, which specialized in geotechnical engineering, environmental engineering and hazardous waste cleaning, and which was sold to Westinghouse in December 1987. Mr. Futrell served as President of Westinghouse Environmental & Geotechnical Services, a subsidiary of Westinghouse, from 1988 to 1990. Mr. Futrell holds a B.S.C.E. and an M.S.C.E. in Civil Engineering from North Carolina State University. He serves on the Board of the North Carolina State Engineering Foundation. Since June 2000, Mr. Futrell has served as a director of North State Bancorp, a publicly traded bank holding company headquartered in Raleigh, North Carolina.

James A. Walker has served as a director of our company since May 2004. Mr. Walker is Chairman of The Advisory Group, LLC, which provides, among other services, consulting services on real estate investment sales and acquisitions, a position he has held since 1997. From 1984 until 1997, he was the Chief Executive Officer of North Hills, Inc., a $350 million diversified real estate company in Raleigh. From 1968 to 1984, he was with KPMG Peat Marwick, rising to partner-in-charge of the private business practice in the Raleigh office. Mr. Walker holds a B.S. in Business Administration from East Carolina University. He graduated from the Harvard Business School Owner-President Management Program in 1985.

Information Concerning Board Committees

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee.

The Audit Committee currently consists of James A. Walker, Chairman, Paul F. Hardiman and Glenn E. Futrell, all of whom are independent directors, as that term is defined in Rule 4200(a)(15) of Nasdaq’s listing standards. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee hires our independent registered public accounting firm and reviews the results and scope of the audit and other services provided by our independent registered public accounting firm. The Board of Directors has determined that each of James A. Walker and Paul F. Hardiman is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

The Compensation Committee currently consists of Glenn E. Futrell, Chairman, and James A. Walker, both of whom are independent directors, as that term is defined in Rule 4200(a)(15) of Nasdaq’s listing standards. The Compensation Committee determines the compensation of our executive officers and makes recommendations to the Board of Directors regarding incentive and other compensation plans generally, and administers our 1997 Stock Plan and the 2007 Long Term Incentive Plan.

The Nominating Committee currently consists of James A. Walker, Chairman, and Glenn E. Futrell, both of whom are independent directors, as that term is defined in Rule 4200(a)(15) of Nasdaq’s listing standards. The Nominating Committee makes recommendations to the Board of Directors regarding potential new board candidates.

Code of Business Conduct and Code of Ethics

We have adopted a Code of Business Conduct that is designed to promote the highest standards of ethical conduct by our directors and employees. The Code of Business Conduct requires that our directors and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in our company’s best interest. In addition, we have adopted a Code of Ethics for our chief executive officer, chief financial officer, chief accounting officer or controller, or persons performing similar functions for our company. These Codes are available on our website at www.wasteindustries.com under “Investor Relations – Corporate Governance.”

As a mechanism to encourage compliance with the Code of Business Conduct and the Code of Ethics, we have established procedures to receive, retain, and address complaints received regarding accounting or auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner.

Director Nominations

There have been no changes in the procedures we have adopted for shareholder nominations of directors of our company since those procedures were disclosed in the proxy statement for the 2007 annual meeting of shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act, our directors and executive officers are required to file reports with the SEC indicating their holdings of and transactions in our equity securities. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required, there were no reports required under Section 16(a) of the Exchange Act which were not timely filed during the fiscal year ended December 31, 2007 except as follows: the Company inadvertently failed to file a report for Harrell J. Auten, III for the acquisition of 678 company deferred stock units on May 30, 2007, for which the required report was filed on Form 4 on June 20, 2007; the Company inadvertently failed to file a report for Michael J. Durham for the acquisition of 651 company deferred stock units on May 30, 2007, for which the required report was filed on Form 4 on June 20, 2007, the Company inadvertently failed to file a report for Lonnie C. Poole, III for the acquisition of 688 company deferred stock units on May 30, 2007, for which the required report was filed on Form 4 on June 20, 2007; the Company inadvertently failed to file a report for D. Stephen Grissom for the acquisition of 906 company deferred stock units on May 30, 2007, for which the required report was filed on Form 4 on June 20, 2007; the Company inadvertently failed to file a report for Harry. M. Habets for the acquisition of 1,468 company deferred stock units on May 30, 2007, for which the required report was filed on Form 4 on June 20, 2007; the Company inadvertently failed to file a report for Lonnie C. Poole, Jr. for the acquisition of 1,088 company deferred stock units on May 30, 2007, for which the required report was filed on Form 4 on June 20, 2007; the Company inadvertently failed to file a report for Jim W. Perry for the acquisition of 2,401 company deferred stock units on May 30, 2007, for which the required report was filed on Form 4 on June 20, 2007; and the Company inadvertently failed to file a report for Harry M. Habets for the exercise of 4,590 incentive stock option on May 11, 2007, for which the required report was filed on Form 4 on May 15, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee is responsible for establishing the compensation of our executive officers, including base salaries, bonuses and awards of stock options and other equity awards. The Compensation Committee currently consists of Glenn E. Futrell and James A. Walker, each of whom is a non-employee director of our company and independent as defined by Nasdaq. In establishing executive compensation, our Chief Executive Officer is not allowed to participate in the deliberations of the Compensation Committee on his compensation. The Chief Executive Officer and any other executive officer may, at the discretion of the Committee, provide input and participate in the deliberations on any other executive officer’s compensation, except their own.

This discussion covers the compensation of the executive officers named in the summary Compensation Table, who we refer to as the Named Executive Officers.

Compensation Philosophy. Generally, the structure of each executive compensation package is weighted towards incentive forms of compensation so that the executive’s interests are aligned with the interests of our shareholders. The Compensation Committee believes that granting stock options, which we have done in the past, and other forms of equity compensation, which we might use in the future, provides an additional incentive to executive officers to continue in our service and gives them an interest similar to shareholders in our success. The compensation program for executive officers in 2007 consisted of grants of stock options, deferred stock units, incentive cash awards and cash bonuses, in addition to base salaries. Compensation paid to our Chairman, Lonnie C. Poole, Jr., was made pursuant to a written employment agreement between us and Mr. Poole, which is discussed under “Employment Agreement.” We have not entered into written or verbal employment agreements with any other Named Executive Officer.

In determining the compensation of our executive officers, the Compensation Committee takes into account all factors which it considers relevant, including business conditions in general and in our lines of business during the year, our performance during the year in light of such conditions, the market compensation for executives of similar background and experience, and the performance of the specific executive officer under consideration and the business area for which such executive officer is responsible.

To the extent readily determinable, another factor the Compensation Committee considers when determining compensation is the anticipated tax and accounting treatment to us and to the executive officer of various payments and benefits. For example, some types of compensation plans and their deductibility by us depend upon the timing of an executive officer’s vesting or exercise of previously granted rights. In addition, equity-based compensation requires us to charge to earnings, either over time or at once, depending on the nature of the equity compensation, the value of the equity-based compensation. Further interpretation of, and changes in, the tax laws and accounting principles and other factors beyond the Compensation Committee’s control also could affect the deductibility of and accounting for compensation.

The components of our executive compensation program are discussed below.

Base Salaries. The Committee annually reviews the base salaries of our executive officers. The base salaries for our executive officers for fiscal 2007 were established by the Committee at the beginning of that fiscal year. In addition to considering the factors listed in the foregoing section that support our executive compensation program generally, the Committee reviews the responsibilities of the specific executive position and the experience and knowledge of the individual in that position. The Committee also measures individual performance based upon a number of factors, including a measurement of our company’s historic and recent financial and operational performance and the individual’s contribution to that performance, the individual’s performance on non-financial goals and other contributions of the individual to our company’s success, and gives each of these factors relatively equal weight without confining its analysis to a rigorous formula. As is typical of most corporations, the actual payment of base salary is not conditioned upon the achievement of any predetermined performance target.

Cash Incentive Compensation. Cash incentive awards established for our executive officers are intended to motivate the individual to work hard to achieve our financial and operational performance goals or to otherwise incent the individual to aim for a high level of achievement on our behalf in the coming year. In 2007, our Chief Executive Officer could receive a cash bonus of up to 100% of his base salary, while the cash bonus opportunity for our other Named Executive Officers as a percentage of their base salary was the following: Mr. Grissom, 40%; Lonnie C. Poole, Jr., 0%; Mr. Habets, 60%; Mr. Auten, 45%; Lonnie C. Poole, III, 45%; and Mr. Durham 40%. For service in 2007, we paid cash incentive awards to our Named Executive Officers based on the achievement of our objectives established in the beginning of 2007 and a discretionary amount determined by the Compensation Committee.

Long-Term Incentive Compensation. Prior to May 30, 2007, the Company had a stock option plan (the “1997 Plan”) which provided for grants of the following types of awards to employees, including officers and employee directors, non-employee directors and consultants:

•	Options intended to qualify as incentive stock options under Section 422 of the Code;

•	Nonqualified stock options; and

•	Stock purchase rights.

Incentive stock options and nonqualified stock options were granted under the 1997 Plan, which generally vest over four years based on continued employment. Options were granted at fair market value on the date of grant. Our 1997 Plan expired on April 21, 2007 in accordance with its terms.

In May of 2007 our Board of Directors adopted the 2007 Long Term Incentive Plan (the “2007 Plan) which was approved by the Company’s shareholders on May 30, 2007. The 2007 Plan replaced the 1997 Plan. All outstanding awards under the 1997 Plan, however, remain in effect subject to their respective termination dates.

Each year the Committee considers granting awards under our 2007 Plan. The 2007 Plan provides for the grant of the following types of awards, which may be granted either alone or in tandem with, or in addition to, any other award permitted to be granted under the 2007 Plan:

•	Options intended to qualify as incentive stock options under Section 422 of the Code;

•	Nonqualified stock options;

•	Stock appreciation rights;

•	Restricted stock;

•	Deferred stock awards; and

•	Performance awards.

The Committee’s decision to grant equity awards is discretionary and largely determined by individual performance, strategic accomplishments, the degree to which an incentive for long-term performance would benefit our company, as well as the number of shares and equity awards already held by the executive officer. Equity grant decisions may also be based upon outstanding individual performance, job promotions and the assumption of greater responsibility within our company. All executives are eligible to participate in our 2007 Plan. We believe that placing a portion of our executives’ total compensation in the form of equity awards achieves three objectives. It aligns the interest of our executives with those of our shareholders, gives executives a significant long-term interest in our company’s success and helps us retain key executives. Deferred stock awards, issued in 2007 to executives, generally vest one-third after three years for the grant date, one-third after year four, and the remaining one-third after year five based on continued employment.

Compensation of the Named Executive Officers. The compensation of each Named Executive Officer in fiscal 2007 was based on the same basic elements and measures of performance, but with different participation levels and specific goals related to the individual Named Executive Officer’s responsibilities.

In 2007, we paid the following base salaries: Mr. Perry, $372,750; Mr. Grissom, $202,125; Lonnie C. Poole, Jr., $502,900; Mr. Habets, $285,000; Mr. Auten, $145,100; Lonnie C. Poole, III, $147,200; and Mr. Durham, $146,800. The Compensation Committee has approved the following base salaries for fiscal 2008: Mr. Perry, $389,500; Mr. Grissom, $215,000; Lonnie C. Poole, Jr., $353,100; Mr. Habets, $301,750; Mr. Auten, $153,000; Lonnie C. Poole, III, $175,000; and Mr. Durham, $156,750.

In 2007, each Named Executive Officer’s cash incentive award was based on the extent to which our company met the earnings per share growth goals established by the Compensation Committee at the beginning of the year. Each Named Executive Officer also received a cash bonus that was granted in the discretion of the Compensation Committee in March 2008, based on the year over year change in our stock price and our company’s and the Named Executive Officer’s performance in meeting the requirements of Section 404 of the Sarbanes Oxley Act. For service in 2007, each Named Executive Officer’s equity award grant was based in part on the achievement of performance goals for each Named Executive Officer and was awarded in April 2008. Based on our company’s performance and that of each Named Executive Officer in 2007, each Named Executive Officer was entitled to 100% of his possible cash incentive award.

The Compensation Committee believes that the forms of compensation, as described above, represent fair compensation structures for the annual services for our Named Executive Officers in their respective capacities.

Submitted by:	Compensation Committee
Glenn E. Futrell, Chairman
James A. Walker

Summary Compensation

The following table sets forth all compensation paid by us in all capacities for the fiscal years ended December 31, 2007 and 2006 to our Chief Executive Officer and Chief Financial Officer, and our five other most highly compensated executive officers who were serving as executive officers at the end of 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)(4)	All Other Compen- sation ($)(5)	Total ($)

Jim W. Perry (President and Chief Executive Officer)	2007	$372,750	$37,275	$71,214	$54,227	$372,750	$-0-	$9,880	$918,096
	2006	$355,253	$35,000	$-0-	$61,357	$355,000	$1,218	$62,312	$870,140

D. Stephen Grissom (Vice President, Chief Financial Officer and Secretary)	2007	$202,125	$20,475	$26,872	$20,463	$102,375	$271	$4,032	$376,613
	2006	$190,093	$19,500	$-0-	$31,561	$103,000	$-0-	$6,245	$350,399

Lonnie C. Poole, Jr. (Chairman)	2007	$502,900	$-0-	$32,270	$21,549	$-0-	$45,650	$11,913	$614,282
	2006	$486,783	$-0-	$-0-	$52,885	$-0-	$9,163	$16,854	$565,685

Harry M. Habets (Vice President, Chief Operating Officer)	2007	$285,048	$28,875	$43,541	$33,152	$173,250	$-0-	$4,765	$568,631
	2006	$269,227	$27,500	$-0-	$41,495	$165,000	$657	$12,027	$515,906

Harrell J. Auten, III (Vice President, Sales and Marketing)	2007	$145,116	$14,700	$20,109	$15,300	$66,150	$-0-	$38,850	$300,225
	2006	$137,558	$14,000	$-0-	$24,926	$63,000	$-0-	$88,939	$328,423

Lonnie C. Poole, III (Vice President, Corporate Development)	2007	$147,188	$14,910	$20,406	$13,616	$67,095	$17,427	$4,988	$285,630
	2006	$139,692	$14,200	$-0-	$21,916	$63,900	$16,905	$138,500	$395,113

Michael J. Durham (Vice President, Administration and Support Services)	2007	$146,769	$15,000	$19,309	$14,704	$60,000	$-0-	$24,938	$280,720
	2006	$137,446	$13,800	$-0-	$-0-	$55,200	$-0-	$21,420	$227,866

(1)	Cash bonus awarded in the discretion of the Compensation Committee.
(2)	The dollar amount in this column equals the amount we recognized for financial statement reporting purposes in accordance with Financial Accounting Standard No. 123R, “Share Based Payments”, or FAS 123R, applying the same assumptions used in our financial statements and accompanying notes, except that for purposes of this table and in accordance with SEC disclosure rules, we have disregarded the estimate of forfeitures related to service-based vesting conditions. None of our Named Executive Officers forfeited deferred stock awards in 2007.
(3)	The dollar amount in this column equals the amount we recognized for financial statement reporting purposes in accordance with Financial Accounting Standard No. 123R, “Share Based Payments”, or FAS 123R, applying the same assumptions used in our financial statements and accompanying notes, except that for purposes of this table and in accordance with SEC disclosure rules, we have disregarded the estimate of forfeitures related to service-based vesting conditions. None of our Named Executive Officers forfeited stock options in 2007.
(4)	Represents the above market earnings on deferred compensation contributions that exceeded 120% of the applicable federal long-term rate of 5.78%.
(5)	Includes in 2007 for Mr. Perry:

•	life insurance premium of $1,584 paid by us on executive group life insurance coverage in excess of $50,000 payable to Mr. Perry or his family;

•	401(k) plan contribution of $2,996;

•	mileage allowance of $4,261;

•	country club dues of $789; and

•	employee holiday bonus of $250.

Includes in 2007 for Mr. Grissom:

•	life insurance premium of $786 paid by us on executive group life insurance coverage in excess of $50,000 payable to Mr. Grissom or his family;

•	401(k) plan contribution of $2,996; and

•	employee holiday bonus of $250.

Includes in 2007 for Mr. Poole Jr.:

•	life insurance premium of $3,530 paid by us on executive group life insurance coverage in excess of $50,000 payable to Mr. Poole or his family;

•	401(k) plan contribution of $2,996;

•	country club dues of $5,137; and

•	employee holiday bonus of $250.

Includes in 2007 for Mr. Habets:

•	life insurance premium of $1,032 paid by us on executive group life insurance coverage in excess of $50,000 payable to Mr. Habets or his family;

•	401(k) plan contribution of $2,996;

•	mileage allowance of $562; and

•	employee holiday bonus of $175.

Includes in 2007 for Mr. Auten:

•	life insurance premium of $491 paid by us on executive group life insurance coverage in excess of $50,000 payable to Mr. Auten or his family;

•	income of $35,113 as a result of the sale of stock acquired upon the exercise of incentive stock options in 2007 that caused the incentive stock options to be treated as nonqualified stock options;

•	401(k) plan contribution of $2,996; and

•	Employee holiday bonus of $250.

Includes in 2007 for Mr. Poole, III:

•	life insurance premium of $176 paid by us on executive group life insurance coverage in excess of $50,000 payable to Mr. Poole or his family;

•	401(k) plan contribution of $4,562; and

•	employee holiday bonus of $250.

Includes in 2007 for Mr. Durham:

•	life insurance premium of $267 paid by us on executive group life insurance coverage in excess of $50,000 payable to Mr. Durham or his family;

•	401(k) plan contribution of $4,571;

•	moving expenses of $20,000; and

•	employee holiday bonus of $100.

Equity Grants, Exercises and Holdings

The following table sets forth information concerning all grants of stock options and deferred stock units made during the year ended December 31, 2007 to the Named Executive Officers.

Grants of Plan-Based Awards

Name	Grant Date	Board Approval Date	All Other Option Awards; Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/sh)		All Other Stock Awards (#)	Grant Date Fair Value of Stock and Option Awards ($)(1)

Jim W. Perry	3/20/07	3/20/07	7,269	$27.56		-0-	$54,227
	5/30/07	3/20/07	-0-	$-0-		2,401	$71,214

D. Stephen Grissom	3/20/07	3/20/07	2,743	$27.56		-0-	$20,463
	5/30/07	3/20/07	-0-	$-0-		906	$26,872

Lonnie C. Poole, Jr.	3/20/07	3/20/07	3,295	$30.316	(2)	-0-	$21,549
	5/30/07	3/20/07	-0-	$-0-		1,088	$32,270

Harry M. Habets	3/20/07	3/20/07	4,444	$27.56		-0-	$33,152
	5/30/07	3/20/07	-0-	$-0-		1,468	$43,541

Harrell J. Auten, III	3/20/07	3/20/07	2,051	$27.56		-0-	$15,300
	5/30/07	3/20/07	-0-	$-0-		678	$20,109

Lonnie C. Poole, III	3/20/07	3/20/07	2,082	$30.316	(2)	-0-	$13,616
	5/30/07	3/20/07	-0-	$-0-		688	$20,406
Michael J. Durham	3/20/07	3/20/07	1,971	$27.56		-0-	$14,704
	5/30/07	3/20/07	-0-	$-0-		651	$19,309

(1)	The grant date fair value was calculated in accordance with FAS 123R.
(2)	Pursuant to Internal Revenue Code regulations, the exercise price had to be 110% of the fair market value because the recipient of the option beneficially owned at the time at least 10% of our outstanding common stock.

All options granted to Named Executive Officers in 2007 were granted based upon 2006 overall company financial results, allocated pro rata to eligible Named Executive Officers based upon compensation levels and were issued under our 1997 Plan. Options granted vest in equal annual installments of 25%, beginning on the first year anniversary after grant and vest 6.25% per quarter thereafter for three years such that the options are fully vested in the fourth year and expire in the end of the 5-year term.

All deferred stock awards granted to Named Executive Officers in 2007 were granted based upon 2006 overall company financial results, allocated pro rata to eligible Named Executive Officers based upon compensation levels and were issued under our 2007 Plan. Deferred stock awards granted vest in equal annual installments of one-third after three years, one-third after year four, and the remaining one-third after year five. Dividends do not accrue on the nonvested shares.

The following table sets forth information concerning the number and value of unexercised options and unvested deferred stock units held by each Named Executive Officer as of December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Under-lying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested(3)
Jim W. Perry	—	2,280	$11.792	5/04/09
	—	5,204	$15.29	5/11/10
	—	10,747	$23.122	4/06/11
	—	7,269	$27.56	3/20/12
					2,401	$87,156

D. Stephen Grissom	—	1,003	$10.72	5/04/09
	—	2,352	$13.90	5/11/10
	—	5,371	$21.02	4/06/11
	—	2,743	$27.56	3/20/12
					906	$32,888

Lonnie C. Poole, Jr.	—	2,239	$11.792	5/04/09
	—	3,639	$15.29	5/11/10
	—	7,358	$23.122	4/06/11
	—	3,295	$30.316	3/20/12
					1,088	$39,494

Harry M. Habets	—	1,576	$10.72	5/04/09
	—	3,734	$13.90	5/11/10
	—	7,989	$21.02	4/06/11
	—	4,444	$27.56	3/20/12
					1,468	$53,288

Harrell J.	417	834	$10.72	5/04/09
	297	1,779	$13.90	5/11/10
	—	3,756	$21.02	4/06/11
	—	2,051	$27.56	3/20/12
					678	$24,644
Lonnie C. Poole, III	384	768	$11.792	5/04/09
	316	1,893	$15.29	5/11/10
	331	3,304	$23.122	4/06/11
	—	2,082	$30.316	3/20/12
					688	$24,974
Michael J. Durham	—	1,971	$27.56	3/20/12
					651	$23,631

(1)	The stock options were granted under the 1997 Plan and are 5-year term stock options. These stock options become exercisable 25% at the end of the first year from the date of grant and vest 6.25% per quarter thereafter for three years such that the options are fully vested in the fourth year and expire at the end of the 5-year term.
(2)	The deferred stock awards were granted under the 2007 Plan and are 5-year term stock awards. These stock awards vest one-third after three years from the grant date, one-third after year four, and the remainder one-third after year five.
(3)	The market value was computed by multiplying the number of deferred stock units by $36.30, the closing price of our common stock as reported on Nasdaq on December 31, 2007.

The following table sets forth information concerning the number and value of options exercised and deferred stock units that vested for each Named Executive Officer in the year ended December 31, 2007.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
Jim W. Perry	19,370	$342,214	-0-	$-0-
D. Stephen Grissom	7,913	$122,328	-0-	$-0-
Lonnie C. Poole, Jr.	46,520	$723,502	-0-	$-0-
Harry M. Habets	10,435	$158,367	-0-	$-0-
Harrell J. Auten	9,920	$140,054	-0-	$-0-
Lonnie C. Poole, III	20,862	$337,957	-0-	$-0-
Michael J. Durham	-0-	$-0-	-0-	$-0-

(1)	Value is calculated by subtracting the exercise price from the per share market price of our common stock as quoted on the Nasdaq Global Market System on the date of exercise.
(2)	The market value was computed by multiplying the number of deferred stock units by $36.30, the closing price of our common stock as reported on Nasdaq on December 31, 2007.

Deferred Compensation

We have a deferred compensation plan available for key employees. The deferred compensation plan works in tandem with our 401(k) plan. For the period from 2000 to 2005, a participant could elect to defer up to $20,000 of annual cash compensation under the plan. Beginning in 2006, a participant could elect to defer up to 100% of annual cash compensation. We may increase the amount of the deferral credited under the plan by an amount that is based upon the deferral amount (the “matching amount”) and by an amount that is a percentage of compensation established by us (“the nonelective amount”). The amount elected is first contributed to the 401(k) plan, and any amounts elected that may not be contributed to the 401(k) plan because of IRS limits or nondiscrimination rules are credited to the deferred compensation plan. The matching amount in 2007 and in prior periods was 65% of the amount deferred, whether deferred into our 401(k) plan or the deferred compensation plan, up to 6% of the participant’s compensation, so that the maximum combined matching amount for a year would be 3.9% of total compensation. We have not awarded a nonelective amount. Amounts deferred prior to 2006 are credited with a fixed rate of increase of 6% per year. Amounts deferred in 2006 and thereafter are credited at the same rate as the rate of earnings credited under a “rabbi trust” established by us and maintained with a financial institution. The amounts deferred by the participants are fully vested. Our matching and nonelective amounts are vested at 20% after two years of service, with vesting of 20% each year thereafter. Payments will be made in an amount equal to the participant’s deferrals, matching amounts, and increases at a time elected by the participant in accordance with rules set by Section 409A of the Internal Revenue Code of 1986. We have the right to terminate additional credits to the deferred compensation plan, but any termination will not affect the balance of any account or our obligation to credit the account with earnings and make payments under the rules in effect before the termination. We do not have any other deferred compensation plans or arrangements.

The following table sets forth information concerning the contributions made by us and the Named Executive Officers to their respective accounts, withdrawals and distributions from those accounts during the year ended December 31, 2007 and the aggregate balance of those accounts at December 31, 2007.

Nonqualified Deferred Compensation

Name	Executive Contributions in 2007 ($)	Registrant Contributions in 2007 ($)	Aggregate Earnings in 2007 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2007 ($)
Jim W. Perry	$27,807	$20,833	$2,351	$-0-	$77,248
D. Stephen Grissom	$9,434	$3,161	$1,145	$-0-	$10,230
Lonnie C. Poole, Jr.	$420,096	$12,878	$75,681	$-0-	$931,588
Harry M. Habets	$9,934	$5,779	$921	$-0-	$9,491
Harrell J. Auten	$-0-	$-0-	$-0-	$-0-	$-0-
Lonnie C. Poole, III	$9,934	$3,106	$18,331	$-0-	$198,757
Michael J. Durham	$9,934	$3,169	$-0-	$-0-	$-0-

Employment Agreement

In August 2005, we entered into an employment agreement with our founder and Chairman, Lonnie C. Poole, Jr., which provides that Mr. Poole will serve as the Chairman of the Board of Directors until December 31, 2007. In April 2007, we extended the term to the earlier of the date of our 2008 annual meeting of shareholders or May 31, 2008, so that the term of Mr. Poole’s employment would track with the term of his directorship. For his services, Mr. Poole will receive a salary of $353,100 subject to adjustment by the Compensation Committee of the Board. He will be eligible to receive bonuses and equity awards and also will be entitled to receive all other benefits of employment available to our employees, provided he meets all applicable requirements. The agreement was effective as of January 1, 2005.

If we terminate Mr. Poole without cause, we must pay Mr. Poole his salary for the remaining term of the agreement and must pay his COBRA premium for his coverage and that of his eligible dependents until the earlier of the term of the agreement or the date he becomes eligible under another group health plan. Cause is defined as (i) a material breach of the agreement that is not cured within 60 days, (ii) conviction of a felony or crime of moral turpitude, (iii) repeated intoxication or drug abuse, or (iv) embezzlement, theft or misappropriation of company property. If we breach the agreement, which breach is not cured as allowed by the agreement, require Mr. Poole to be permanently based at a location more that 35 miles from our current office in Raleigh, North Carolina, or materially and adversely change Mr. Poole’s office, title, duties or responsibilities, Mr. Poole has the right to terminate the agreement, in which case we must pay him his salary for the remaining term of the agreement and must pay his COBRA premium for his coverage and that of his eligible dependents until the earlier of the term of the agreement or the date he becomes eligible under another group health plan. If Mr. Poole dies or becomes permanently disabled during the term of the agreement, we will pay the salary due under the agreement to Mr. Poole’s wife and pay the COBRA premiums for her coverage for the remaining term of the agreement.

Mr. Poole’s employment agreement provides benefits to Mr. Poole in the event of a change of control of our company. A change in control would occur if:

•

a “person” (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934), other than a majority owned subsidiary of our company, any of the then current shareholders, any members of the immediate family of any of the then current shareholders, any entity which holds any of our securities for the benefit of any of the then current shareholders or members of any such shareholder’s immediate family, or any other business entity which is owned or controlled by one or more of the then current shareholders (referred to as Excluded Holders), becomes the beneficial owner, directly or indirectly, of our securities representing more than 50% of the combined voting power of our then outstanding securities;

•

a merger or consolidation of our company with another legal entity where our shareholders immediately prior to the merger or consolidation will not directly or indirectly beneficially own, immediately after the merger or consolidation, equity interests (whether shares, membership interests, limited partnership interests or otherwise) entitling such equity holders to more than 50% of all votes to which all equity holders of the surviving entity would be entitled in the election of directors, managers or general partners (without consideration of the rights of any class of equity interests to elect directors, managers or general partners by a separate class vote); or

•	a sale or transfer of substantially all of our assets to any person other than an Excluded Holder or as part of sale-leaseback transaction (or a series of such transactions).

In the event of a change in control, all options held by Mr. Poole will automatically vest in full. If Mr. Poole is terminated prior to a change of control under circumstances that ultimately give rise to his right to receive continued payment of his salary and COBRA premium as described above, all options held by Mr. Poole will automatically vest in full as of the date of the change of control.

If a change in control had occurred and the acquiror had terminated Mr. Poole as of December 31, 2007, we would have been obligated to pay Mr. Poole $502,900 of salary and to pay his COBRA benefits until December 31, 2008, which we estimate to be approximately $8,097. In addition, options for an aggregate of 16,531 shares of our common stock would have vested, the market value of which would have been $248,010, computed by multiplying the number of shares by the difference between the respective option exercise prices and $36.30, the closing price of our common stock as reported on Nasdaq on December 31, 2007. Further, deferred stock units for an aggregate of 1,088 shares of our common stock would have vested, the market value of which would have been $39,494, computed by multiplying the number of shares by $36.30, the closing price of our common stock as reported on Nasdaq on December 31, 2007.

Change in Control Agreements

We have entered into change in control agreements with each of our Chief Executive Officer, Jim W. Perry, our Chief Financial Officer, D. Stephen Grissom, our Chief Operating Officer, Harry M. Habets, our Vice President, Corporate Development, Lonnie C. Poole, III, our Vice President, Sales and Marketing, Harrell J. Auten, and our Vice President, Administrative and Support Services, Michael J. Durham. Each agreement provides that if the officer is terminated within two years after a change in control other than “for cause” or if the officer terminates his employment for “good reason” after a change in control, the officer shall be entitled to receive one year’s salary plus an amount equal to the average of the annual bonuses paid to the officer for the two fiscal years prior to the change of control. We also will pay the officer’s COBRA benefits for 12 months, except Mr. Grissom also is entitled to be paid his dental and life insurance premiums. In addition, upon a change in control, all of the officer’s unvested stock options will automatically vest in full. A “change in control” has the same meaning as in Lonnie C. Poole, Jr.’s employment agreement. “Cause” is defined in the agreements as (i) the executive’s conviction or plea of nolo contendere to a felony; (ii) an act of dishonesty or misconduct on the executive’s part which results or is intended to result in material damage to our business or reputation; or (iii) a material violation by the executive of his position, authority, duties or responsibilities, including those under any company policy of code of conduct.

“Good reason” is defined in the agreement as (i) any failure by us, other than an insubstantial or inadvertent failure remedied by us promptly after receipt of notice thereof given by the executive, to provide the executive with a base salary or annual cash incentive compensation opportunities at a level which, in each case, is at least the same as the base salary paid, or incentive compensation opportunities made available, to the executive immediately prior to the change in control; (ii) our requiring the executive to be permanently based at any office or location more than 35 miles from that location at which he performed his services for us immediately prior to the change in control; or (iii) any failure by us to obtain the assumption and agreement to perform his agreement by a successor.

If the change in control provisions had been triggered on December 31, 2007, we would have been obligated to make the following payments:

Name	Cash Payment Per Month (# of months paid)	Benefits ($ per month) (# of months paid)	Number of Options that Would Vest (Market Value)(1)	Number of Stock Awards that Would Vest (Market Value) (2)
Jim W. Perry	$64,418 (12 mos.)	$1,464 (12 mos.)	$370,369	$87,156
D. Stephen Grissom	$25,172 (12 mos.)	$1,101 (12 mos.)	$184,384	$32,888
Harry M. Habets	$40,197 (12 mos.)	$675 (12 mos.)	$284,868	$53,288
Harrell J. Auten	$18,670 (12 mos.)	$675 (12 mos.)	$136,501	$24,611
Lonnie C. Poole, III	$18,937 (12 mos.)	$997 (12 mos.)	$114,593	$24,974
Michael J. Durham	$18,231 (12 mos.)	$997 (12 mos.)	$17,227	$23,631

(1)	The market value was computed by multiplying the number of shares by the difference between the respective option exercise prices and $36.30, the closing price of our common stock as reported on Nasdaq on December 31, 2007.
(2)	The market value was computed by multiplying the number of deferred stock units by $36.30, the closing price of our common stock as reported on Nasdaq on December 31, 2007.

Compensation of Non-Employee Directors

The following table sets forth all compensation paid by us to our non-employee directors in the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Glenn E. Futrell	$36,250	$85,000	$7,000	$128,250
Paul F. Hardiman	$72,188	$50,000	$7,000	$129,188
James R. Talton, Jr.(3)	$4,717	$17,783	$-0-	$22,500
James A. Walker	$39,300	$83,200	$7,000	$129,500

(1)	The dollar amount in this column represents the fair market value of shares of our common stock that the non-employee directors elected to receive for director fee compensation in lieu of cash
(2)	The dollar amount in this column equals the amount we recognized for financial statement reporting purposes in accordance with FAS 123R, applying the same assumptions used in our financial statements and accompanying notes, except that for purposes of this table and in accordance with SEC disclosure rules, we have disregarded the estimate of forfeitures related to service-based vesting conditions. None of our non-employee directors forfeited stock options in 2007. At December 31, 2007, the aggregate shares of our common stock covered by options held by our non-employee directors were: Mr. Futrell, 1,113 shares; Mr. Hardiman, 9,341 shares; and Mr. Walker, 3,826 shares.
(3)	Mr. Talton died on April 3, 2007.

In 2007, our employee directors receive no compensation for service as members of the Board of Directors. Prior to May 30, 2007, our non-employee directors received an annual retainer fee in cash or shares of our common stock equal in value to $15,000, plus $1,200 in cash or stock at the option of the individual director for attending each meeting of the Board of Directors and each Board of Directors’ committee meeting unless attendance was by telephone for which a fee of $600 was paid, in addition to reimbursement of out-of-pocket expenses for attendance. On March 20, 2007, our Board of Directors adopted the 2007 Board of Directors Compensation Plan, effective January 1, 2007, which was approved by our shareholders on May 30, 2007. Under the new compensation plan, each non-employee director receives an annual fee of $75,000. The chairman of the Audit Committee receives an additional $15,000 and the chairman of the Compensation Committee receives an additional $10,000. The total cash fees due a director is paid in shares of our common stock, unless the director elects to receive up to one-third of that amount in cash, which election is to be made at the beginning of the year. The fees are earned and paid quarterly and the number of shares to be received is calculated at the end of each quarter by dividing the dollar amount of the retainer to be received in stock by the closing price of our common stock as reported on Nasdaq on the last day of that quarter.

Our non-employee directors also receive options to purchase shares of our common stock in an amount equal to $7,000 per year. The actual number of options is calculated as of year-end by using the Black-Scholes method of valuation. The exercise price of the options is the fair market value on the date of grant. Directors must serve until the end of the year to receive the grant of options. For service in 2007, we granted to our non-employee directors options for an aggregate of 1,113 shares of our common stock with an exercise price of $27.56 per share.

James A. Talton, Jr. served as the Chairman of our Audit Committee until his death on April 3, 2007 for which he received a prorated annual fee of $20,000 in 2007 which was in addition to his regular director fees. Mr. Walker assumed the Audit Committee Chairman duties upon Mr. Talton’s death and was also paid a pro-rated annual fee for the remainder of 2007 of $20,000 which was in addition to his regular director fees. We reimbursed the acting chairman for any out-of-pocket expenses in performing his duties for this committee.

In connection with our proposed going private transaction, our board determined to pay the members of the special committee for their services in deliberating on the proposal. The special committee consists of Mr. Hardiman, Mr. Futrell and Mr. Walker, each of whom is a non-employee board member. Each member of the committee was entitled to receive aggregate compensation of $58,000 for service on the special committee, regardless of the ultimate disposition of the going private proposal. Mr. Hardiman, Mr. Futrell and Mr. Walker were paid $36,250 for these services in 2007. The remainder of these fees was paid in January 2008. Mr. Hardiman, as chairman of the special committee, was entitled to an additional $17,500, of which $10,983 was paid in 2007. The remainder of this fee was paid in January 2008.

Compensation Committee Report

The Compensation Committee is currently composed of two members but had consisted of three members prior to the death of James R. Talton, Jr. on April 3, 2007. The Board of Directors has determined that the current and former members of the Compensation Committee are independent as defined in Rule 4200(a)(15) of Nasdaq’s listing standards. None of the members has ever been an employee or officer of our company or has had any relationship with our company that would be required to be disclosed in this proxy statement.

The Compensation Committee began operating under a written charter effective March 20, 2007. The

Compensation Committee has the sole authority to determine the compensation of our executive officers. The Compensation Committee also makes recommendations to the Board of Directors regarding incentive and other compensation plans for our employees and the compensation of our directors and performs other duties as set forth in its Charter. The Committee may not delegate its duties without the consent of the Board of Directors.

The Compensation Committee determines the compensation of the Company’s Chief Executive Officer and other executive officers and annually reviews and approves the company’s Chief Executive Officer and other executive officers, including the corporate goals and objectives relevant to the executive officers’ compensation, evaluates their performance in light of those goals and objectives, and sets their compensation based on this evaluation. The Committee will be entitled to consider the recommendations of the Executive Chairman in connection with the compensation of the Chief Executive Officer. The Committee considers a compensation program that consists of (i) base salary, (ii) short-term incentives and (iii) long term incentives as described in “Compensation Discussion and Analysis.”

In 2005, the Compensation Committee engaged The Hay Group to advise it on our company’s and our industry’s compensation practices. The Hay Group was specifically instructed to provide a review of the market competitiveness of our senior executive positions, evaluate each position based upon The Hay Group’s proprietary job evaluation methodology, review our company’s variable compensation program and propose a strategy for the long-term incentive program. The results of The Hay Group’s engagement were used by the Compensation Committee to establish the compensation of our executive officers in 2005. The Hay Group also reviewed our executive compensation practices in 2006, which the Compensation Committee considered in establishing executive compensation for 2006. The Compensation Committee continued to rely on The Hay Group’s prior report and advice in establishing executive officer compensation in 2007 and 2008. In addition, the Compensation Committee engaged The Hay Group in 2007 to advise it in on deferred compensation and director compensation.

In establishing executive compensation, our Chief Executive Officer is not allowed to participate in the deliberations of the Compensation Committee on his compensation. The Chief Executive Officer and any other executive officer may, at the discretion of the Committee, provide input and participate in the deliberations on any other executive officer’s compensation, except their own.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No. 1 with management and, based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1.

Submitted by:	Compensation Committee

Glenn E. Futrell, Chairman
James A. Walker

This Compensation Committee Report shall not be deemed to be soliciting material or to be filed with the SEC or incorporated by reference into any of our previous or future filings with the SEC, except as otherwise explicitly specified by us in any such filing.

Compensation Committee Interlocks and Insider Participation

Members of the Compensation Committee of the Board of Directors during 2007 were Glenn E. Futrell, Chairman, James A. Walker and, until his death on April 3, 2007, James R. Talton, Jr. No executive officer of our company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board of Directors or the Compensation Committee of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related persons

Lonnie C. Poole, III, our Vice President, Corporate Development, is a member of a limited liability company that owns the building in Raleigh, North Carolina in which we lease our headquarters office space. The lease was entered into in June of 1999 with a term of 10 years. Rental expense related to this lease was approximately $723,000 in 2007. Management believes the lease is on terms comparable to those with unrelated third parties.

We lease aircraft from time to time from two companies, one owned by Lonnie C. Poole, Jr., our Chairman, and one owned in part by Lonnie C. Poole, III, our Vice President, Corporate Development. The amounts paid to these companies for rental of such aircraft for the year ended December 31, 2007 were approximately $900 to the company owned by Lonnie C. Poole, Jr., and $43,000 to the company partly owned by Lonnie C. Poole, III. Management believes that the lease terms are comparable to those with unrelated third parties.

In 2007, we purchased three pick-up trucks for approximately $16,000 from a limited liability company in which Lonnie C. Poole, III, our Vice President, Corporate Development, is a manager and were added to our support service fleet. Management believes the transaction was executed on terms comparable to those with unrelated third parties.

Nasdaq rules and our own written Code of Business Conduct, which is applicable to all of our employees and directors, require that the Audit Committee or another independent committee of our Board approve any transaction between our company and a director or executive officer that exceeds $120,000.

Director Independence

The Board of Directors has affirmatively determined that current directors Glenn E. Futrell, Paul F. Hardiman and James A. Walker are independent as defined in Rule 4200(a)(15) of Nasdaq’s listing standards. Because of their current employment with our company, current directors Jim W. Perry and Lonnie C. Poole, Jr. are not independent. None of our directors had any direct or indirect interest in a transaction with our company in 2007 or in a transaction anticipated in 2008 that is not disclosed in this Amendment No. 1 and that was not considered by the Board in determining independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits.

The exhibits filed as part of this Report are listed.

Exhibit Number	Description of Document	Registrant’s Form	Filed	Exhibit Number	Filed Herewith
31.1	Certification of the Chief Executive Officer pursuant to rule 15d-14 (a) under the Securities Exchange Act of 1934.				X

31.2	Certification of the Chief Financial Officer pursuant to rule 15d-14 (a) under the Securities Exchange Act of 1934.				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE INDUSTRIES USA, INC.

Date: April 29, 2008	By:	/s/ Jim W. Perry
JIM W. PERRY
PRESIDENT AND CHIEF EXECUTIVE OFFICER

2